Form 10-Q
period 1997-03-28
RADNOR HOLDINGS CORP
filed 1997-05-23
CIK 1029893

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934 for the quarterly period ended
                                 March 28, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the transition period from ______ to _______

                       Commission file number: 333-19495

                          RADNOR HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                        23-2674715
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

  Three Radnor Corporate Center, Suite 300
 100 Matsonford Road, Radnor, Pennsylvania                     19087
  (address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 610-341-9600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]


    The number of shares outstanding of the Registrant's common stock as of
                                  May 23, 1997:

                                                            Number
            Class                                          of Shares
          ----------                                       ---------
          Voting Common Stock; $.10 par value                  600
          Nonvoting Common Stock; $.10 par value               245
          Class B Nonvoting Common Stock; $.01 par value     5,400

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          March 28,     December 27,
                                                                             1997           1996
                                                                         -----------    ------------
                                                                         (Unaudited)
                               ASSETS
CURRENT ASSETS
        Cash                                                              $     618       $     855
        Accounts receivable, net                                             21,251          24,687
        Inventories, net                                                     23,089          19,078
        Prepaid expenses and other                                            3,728           3,971
        Deferred tax asset                                                    2,378           2,380
                                                                          ---------       ---------

                Total current assets                                         51,064          50,971
                                                                          ---------       ---------

PROPERTY, PLANT AND EQUIPMENT                                               118,577         115,763
LESS - ACCUMULATED DEPRECIATION                                              (5,964)         (4,372)
                                                                          ---------       ---------

NET PROPERTY, PLANT AND EQUIPMENT                                           112,613         111,391
                                                                          ---------       ---------

OTHER ASSETS                                                                 10,501          10,007
                                                                          ---------       ---------

                Total assets                                              $ 174,178       $ 172,369
                                                                          =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                  $  25,779       $  28,884
        Accrued liabilities                                                  15,232          13,166
        Current portion of long-term debt                                       235             237
                                                                          ---------       ---------

                Total current liabilities                                    41,246          42,287
                                                                          ---------       ---------

LONG-TERM DEBT, net of current portion                                      109,392         104,362
                                                                          ---------       ---------
DEFERRED TAX LIABILITY                                                       11,174          11,173
                                                                          ---------       ---------
OTHER NONCURRENT LIABILITIES                                                   --               218
                                                                          ---------       ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Voting and nonvoting common stock, 22,700 shares authorized,
                6,245 shares issued and outstanding                               1               1
        Additional paid-in capital                                           17,720          17,720
        Accumulated deficit                                                  (5,355)         (3,420)
        Cumulative translation adjustment                                      --                28
                                                                          ---------       ---------

                Total stockholders' equity                                   12,366          14,329
                                                                          ---------       ---------

                Total liabilities and stockholders' equity                $ 174,178       $ 172,369
                                                                          =========       =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                     For the three months ended
                                                     --------------------------
                                                        March 28,    March 29,
                                                          1997         1996
                                                     -------------- -----------

Net sales                                              $ 54,028      $ 36,765
Cost of goods sold                                       40,654        28,815
                                                       --------      --------

                Gross profit                             13,374         7,950

Operating expenses:
        Distribution                                      3,988         2,982
        Selling, general and administrative               5,489         4,056
                                                       --------      --------

                Income from operations                    3,897           912

Other (income) expense:
        Interest                                          2,824           985
        Other, net                                          (67)           14
                                                       --------      --------

Income (loss) from operations before
        income taxes and minority interest                1,140           (87)

Provision for income taxes                                   75          --
Minority interest in income                                --             102
                                                       --------      --------

Income (loss) before extraordinary item                   1,065          (189)

Extraordinary item-gain on early
        extinguishment of debt                             --             710
                                                       --------      --------

Net income                                             $  1,065      $    521
                                                       ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                                                For the three months ended
                                                                                                --------------------------
                                                                                                   March 28,      March 29,
                                                                                                      1997          1996
                                                                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                    $  1,065       $    521
     Adjustments to reconcile net income to cash provided by
        (used in) operating activities-
                Depreciation                                                                          1,592            910
                Amortization                                                                            428            135
                Minority interest in income                                                            --              102
                Extraordinary gain on early extinguishment of debt                                     --             (710)
                Changes in operating assets and liabilities, net of
                        acquisition of business-
                                Accounts receivable, net                                              3,436        (11,234)
                                Inventories                                                          (4,011)        (1,657)
                                Prepaid expenses and other                                              246            715
                                Accounts payable                                                     (3,105)         9,654
                                Accrued liabilities                                                   1,250            778
                                                                                                   --------       --------

                                        Net cash provided  by (used in) continuing operations           901           (786)

                                        Net cash provided by discontinued operations                   --              982
                                                                                                   --------       --------

                                        Net cash provided by operating activities                       901            196
                                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                         (2,842)          (412)
        Acquisition of JR Cup, net of cash acquired                                                    --          (21,042)
        Increase in other assets                                                                       (922)        (1,276)
                                                                                                   --------       --------

                Net cash used in investing activities                                                (3,764)       (22,730)
                                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on bank financed debt and
                unsecured notes payable                                                               5,028         22,551
        Cash dividends                                                                               (2,402)          --
                                                                                                   --------       --------

                Net cash provided by financing activities                                             2,626         22,551
                                                                                                   --------       --------



NET INCREASE (DECREASE) IN CASH                                                                        (237)            17

CASH, beginning of period                                                                               855              5
                                                                                                   --------       --------

CASH, end of period                                                                                $    618       $     22
                                                                                                   ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest Paid                                                                              $     83       $    362
                                                                                                   ========       ========

        Income Taxes Paid                                                                          $    111       $   --
                                                                                                   ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation ("Radnor") and subsidiaries (collectively, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

     Radnor is a holding company which has no operations or assets separate from its investment in its subsidiaries. Radnor's $100 million senior notes are guaranteed by all but one direct and one indirect wholly-owned subsidiary on a full, unconditional, joint and several basis. The financial information of the two non-guarantor subsidiaries is inconsequential. Separate financial statements of the guarantors are not presented because management has determined that they would not be material.

(2)  STOCKHOLDERS' EQUITY

     On March 21, 1997 Radnor declared a dividend of $3.0 million or approximately $480 per share of outstanding voting and nonvoting common stock. As of March 28, 1997 $2.4 million of the dividend had been paid to stockholders and the remainder, to be paid on March 31, 1997, is included in accrued liabilities on the condensed consolidated balance sheets.

(3)  INTEREST EXPENSE

     Included in interest expense is $140,000 and $38,000 of amortization of deferred financing costs for the three months ended March 28, 1997 and March 29, 1996, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company has two main lines of business. The Company manufactures foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and sells its products to national, institutional and retail customers located throughout the U.S., in Mexico and in other countries. The Company, through its predecessors, has been manufacturing foam cups and containers since 1961. The Company also manufactures a broad line of crystal polystyrene and expandable polystyrene ("EPS") for sale to manufacturers of foam cups and containers and insulation and packaging products worldwide.

     The Company was organized in 1991 to facilitate the acquisition of Scott Container Products Group, Inc. from Kimberly Clark Tissue Company, which occurred in February 1992. In January 1996, the Company executed an agreement with James River, which resulted in the acquisition of its Handi Kup business ("J.R. Cup"). In December 1996, the Company purchased the outstanding capital stock of and other equity interests in SP Acquisition Co. ("StyroChem"). StyroChem supplies the Company's cup operations with approximately 50% of the EPS beads used in its manufacture of foam cups and containers.

Comparability of Periods

     Financial results for the quarter ended March 28, 1997 are not fully comparable with the quarter ended March 29, 1996 because of the January 1996 transaction with J.R. Cup and the December 1996 acquisition of StyroChem.

Three Months Ended March 28, 1997 Compared to Three Months Ended March 29, 1996

     Net sales increased to $54.0 million for the three months ended March 28, 1997 from $36.8 million for the same period in 1996, an increase of $17.3 million or 47.0%. The increase was due primarily to the transaction with J.R. Cup on January 20, 1996 and the StyroChem acquisition on December 5, 1996 as well as overall growth in the foam cup market.

     Cost of goods sold as a percentage of net sales decreased to 75.2% for the three months ended March 28, 1997, from 78.4% for the same period in 1996. This decrease was due to a decline in raw material prices resulting from improved market conditions and reductions in manufacturing overhead as a result of the J.R. Cup and StyroChem acquisitions.

     Gross profit increased to $13.4 million or 24.8% of net sales for the three months ended March 28, 1997, from $8.0 million or 21.6% of net sales for the same period in 1996.

     Distribution expense as a percentage of net sales decreased to 7.4% for the three months ended March 28, 1997, from 8.1% of net sales for the same period in 1996. This decline in distribution expense as a percentage of net sales was due primarily to the acquisition of StyroChem, whose distribution expense was 2.8% of net sales. The distribution expense for the company's foam cup and container operations remained fairly constant with an increase of 0.2% of net sales due to rate increases by carriers.

     Selling, general and administrative expenses as a percentage of net sales decreased to 10.2% for the three months ended March 28, 1997, from 11.0% of net sales for the same period in 1996. This was due to administrative synergies resulting from the J.R. Cup and StyroChem acquisitions.

     Income from operations increased to $3.9 million or 7.2% of net sales for the three months ended March 28, 1997, from $0.9 million or 2.5% of net sales for the same period in 1996.

     Interest increased to $2.8 million for the three months ended March 28, 1997, from $1.0 million for the same period in 1996. This increase was due primarily to an increase in borrowings related to the J.R. Cup and StyroChem acquisitions, including the issuance of Radnor's $100 million 10% Senior Notes due 2003.

     Net income increased to $1.1 million or 2.0% of net sales for the three months ended March 28, 1997, from $0.5 million or 1.4% of net sales for the same period in 1996 due to the reasons described above.

Liquidity and Capital Resources

     During the quarters ended March 28, 1997 and March 29, 1996, the Company's principal sources of funds consisted of cash from continuing operations and financing sources. During the 1997 quarter, after tax cash flow increased to $3.1 million offset by cash used for working capital of $2.2 million. Additional borrowings under the credit facilities of $5.0 million and cash of $0.2 million were used to fund capital expenditures of $2.8 million and a dividend of $2.4 million.

     As of March 28, 1997 the Company had $9.4 million outstanding and $17.0 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company pursues new development and cost-reduction opportunities.

     As a holding company, Radnor is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations under applicable state law and the Company's credit agreements, Radnor is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Management believes that cash generated from operations, together with available borrowings from the revolving credit facilities under the credit agreements, will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

Net Operating Loss Carryforwards

     As of December 27, 1996, the Company had approximately $14.0 million of net operating loss carryforwards for federal income tax purposes. The carryforwards expire through 2010. Management believes that the Company's future taxable income will be sufficient to use the $14.0 million of net operating loss carryforwards prior to their expiration; however, there can be no assurance that the Company's net operating loss carryforwards will become available or that the Company will generate future taxable income. The future benefit of the net operating loss carryforwards has not been reflected in the Company's financial statements.

Forward Looking Statements

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company's Prospectus dated April 10, 1997 included in the Company's Registration Statement on Form S-4, Commission File No. 333-19495, to which reference is hereby made.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material effect on the Company's financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27.0 Financial Data Schedule

         (b) Reports on Form 8-K

             There were no reports filed on form 8-K during the three month period ended March 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                           RADNOR HOLDINGS CORPORATION
                                           (registrant)


                                           /s/ Michael V. Valenza
                                           ---------------------------
Date:  May 23, 1997                        By:
                                           Michael V. Valenza
                                           Chief Financial Officer