Form 10-Q
period 1997-06-27
RADNOR HOLDINGS CORP
filed 1997-08-08
CIK 1029893

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                  June 27, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to ___________

                       Commission file number: 333-19495

                          RADNOR HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   23-2674715
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

 Three Radnor Corporate Center, Suite 300                19087
100 Matsonford Road, Radnor, Pennsylvania              (Zip Code)
 (address of principal executive offices)



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

Yes [ X ]  No [   ]


    The number of shares outstanding of the Registrant's common stock as of
                                August 8, 1997:

                                                           Number
         Class                                           of Shares
         -----                                           ---------
    Voting Common Stock; $.10 par value                      600
    Nonvoting Common Stock; $.10 par value                   245
    Class B Nonvoting Common Stock; $.01 par value         5,400


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                          June 27,      December 27,
                                                                            1997            1996
                                                                         ---------       ---------
                                                                        (Unaudited)
                                      ASSETS
CURRENT ASSETS
       Cash                                                              $   1,349       $     855
       Accounts receivable, net                                             22,495          24,687
       Inventories, net                                                     22,566          19,078
       Prepaid expenses and other                                            3,142           3,971
       Deferred tax asset                                                    2,380           2,380
                                                                         ---------       ---------

             Total current assets                                           51,932          50,971
                                                                         ---------       ---------

PROPERTY, PLANT AND EQUIPMENT                                              122,945         115,763
LESS - ACCUMULATED DEPRECIATION                                             (7,634)         (4,372)
                                                                         ---------       ---------

NET PROPERTY, PLANT AND EQUIPMENT                                          115,311         111,391
                                                                         ---------       ---------

OTHER ASSETS                                                                10,434          10,007
                                                                         ---------       ---------

             Total assets                                                $ 177,677       $ 172,369
                                                                         =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                  $  24,640       $  28,884
       Accrued liabilities                                                  11,378          13,166
       Current portion of long-term debt                                       235             237
                                                                         ---------       ---------

             Total current liabilities                                      36,253          42,287
                                                                         ---------       ---------

LONG-TERM DEBT, net of current portion                                     115,310         104,362
                                                                         ---------       ---------
DEFERRED TAX LIABILITY                                                      11,286          11,173
                                                                         ---------       ---------
OTHER NONCURRENT LIABILITIES                                                   450             218
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
       Voting and nonvoting common stock, 22,700 shares authorized,
             6,245 shares issued and outstanding                                 1               1
       Additional paid-in capital                                           17,720          17,720
       Accumulated deficit                                                  (3,350)         (3,420)
       Cumulative translation adjustment                                         7              28
                                                                         ---------       ---------

             Total stockholders' equity                                     14,378          14,329
                                                                         ---------       ---------

             Total liabilities and stockholders' equity                  $ 177,677       $ 172,369
                                                                         =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)



                                              For the three months ended      For the six months ended
                                              --------------------------      -------------------------
                                                June 27,        June 28,       June 27,       June 28,
                                                  1997            1996           1997            1996
                                               ---------       ---------      ---------       ---------

Net sales                                      $  60,427       $  47,761      $ 114,455       $  84,526
Cost of goods sold                                44,777          35,946         85,431          64,761
                                               ---------       ---------      ---------       ---------

           Gross profit                           15,650          11,815         29,024          19,765

Operating expenses:
      Distribution                                 4,557           3,751          8,545           6,733
      Selling, general and administrative          5,951           4,823         11,440           8,879
      Restructuring charges                         --               681           --               681
                                               ---------       ---------      ---------       ---------

           Income from operations                  5,142           2,560          9,039           3,472

Other (income) expense:
      Interest                                     2,964           1,147          5,788           2,132
      Other, net                                     (71)            209           (138)            223
                                               ---------       ---------      ---------       ---------

Income (loss) from operations before
      income taxes and minority interest           2,249           1,204          3,389           1,117

Provision for income taxes
      Current                                        131            --              206            --
      Deferred                                       113            --              113            --
Minority interest in income                         --               559           --               661
                                               ---------       ---------      ---------       ---------

Income (loss) before extraordinary item            2,005             645          3,070             456

Extraordinary item-gain on early
      extinguishment of debt                        --              --             --               710
                                               ---------       ---------      ---------       ---------

Net income                                     $   2,005       $     645      $   3,070       $   1,166
                                               =========       =========      =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                         For the six months ended
                                                                         ------------------------
                                                                         June 27,       June 28,
                                                                           1997           1996
                                                                         --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  3,070       $  1,166
     Adjustments to reconcile net income to cash provided by
        (used in) operating activities-
            Depreciation                                                    3,262          2,087
            Amortization                                                      867            301
            Deferred income taxes                                             113           --
            Minority interest in income                                      --              661
            Extraordinary gain on early extinguishment of debt               --             (710)
            Changes in operating assets and liabilities, net of
               acquisition of business-
                   Accounts receivable, net                                 2,192         (8,880)
                   Inventories                                             (3,488)          (573)
                   Prepaid expenses and other                                 607         (1,000)
                   Accounts payable                                        (4,244)         7,442
                   Accrued liabilities                                     (1,556)           163
                                                                         --------       --------

                       Net cash provided  by continuing operations            823            657

                       Net cash provided by discontinued operations          --              982
                                                                         --------       --------

                       Net cash provided by operating activities              823          1,639
                                                                         --------       --------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                               (6,981)        (1,392)
        Acquisition of JR Cup, net of cash acquired                          --          (21,042)
        Increase in other assets                                           (1,294)        (1,293)
                                                                         --------       --------

            Net cash used in investing activities                          (8,275)       (23,727)
                                                                         --------       --------

     CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on bank financed debt and
            unsecured notes payable                                        10,946         22,104
        Cash dividends                                                     (3,000)          --
                                                                         --------       --------

            Net cash provided by financing activities                       7,946         22,104
                                                                         --------       --------

     NET INCREASE IN CASH                                                     494             16

     CASH, beginning of period                                                855              5
                                                                         --------       --------

     CASH, end of period                                                 $  1,349       $     21
                                                                         ========       ========

     SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest Paid                                                    $  5,272       $    874
                                                                         ========       ========

        Income Taxes Paid                                                $    515       $      7
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

    Radnor is a holding company which has no operations or assets separate from its investment in its subsidiaries. Radnor's $100 million senior notes are guaranteed by all but two direct and two indirect wholly-owned subsidiaries on a full, unconditional, joint and several basis. The four non-guarantor subsidiaries are individually and in the aggregate inconsequential. Separate financial statements of the guarantors are not presented because management has determined that they would not be material.

(2) INVENTORIES

    The components of inventories were as follows (in thousands):

                              June 30,       December 27,
                                1997             1996
                              --------         --------

    Raw Materials             $  5,534         $  4,503
    Work in Process              1,294            2,242
    Finished Goods              15,738           12,333
                              --------         --------
                              $ 22,566         $ 19,078
                              ========         ========

(3) INTEREST EXPENSE

    Included in interest expense is $136,000 and $114,000 of amortization of deferred financing costs for the three months ended June 27, 1997 and June 28, 1996, respectively. In addition, included in interest expense is $276,000 and $152,000 of amortization of deferred financing costs for the six months ended June 27, 1997 and June 28, 1996, respectively.

(4) PENDING ACCOUNTING CHANGES

    In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current requirements. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company has two main lines of business. The Company manufactures foam packaging and sells its products to national, institutional and retail customers located throughout the U.S., in Mexico and in other countries. The Company, through its predecessors, has been manufacturing foam packaging since 1961. The Company also manufactures a broad line of crystal polystyrene and expandable polystyrene ("EPS") for sale to manufacturers of foam packaging and insulation products worldwide.

    The Company was organized in 1991 to facilitate the acquisition of Scott Container Products Group, Inc. from Kimberly Clark Tissue Company, which occurred in February 1992. In January 1996, the Company executed an agreement with James River Paper Company, Inc., which resulted in the acquisition of its Handi Kup business ("J.R. Cup"). In December 1996, the Company purchased the outstanding capital stock of and other equity interests in SP Acquisition Co. ("StyroChem"). StyroChem supplies the Company's packaging operations with approximately 50% of the EPS beads used in its manufacture of foam packaging.

Comparability of Periods

    Financial results for the three months ended June 27, 1997 are not fully comparable with the three months ended June 28, 1996 because of the December 1996 acquisition of StyroChem. In addition, financial results for the six months ended June 27, 1997 are not fully comparable with the six months ended June 28, 1996 because of the January 1996 J.R. Cup transaction and the December 1996 acquisition of StyroChem.

Three Months Ended June 27, 1997 Compared to Three Months Ended June 28, 1996

    Net sales increased to $60.4 million for the three months ended June 27, 1997 from $47.8 million for the same period in 1996, an increase of $12.6 million or 26.4%. The increase was due primarily to the StyroChem acquisition on December 5, 1996.

    Cost of goods sold as a percentage of net sales decreased to 74.1% for the three months ended June 27, 1997, from 75.3% for the same period in 1996. This decrease was due to a decline in raw material prices resulting from improved market conditions and reductions in manufacturing overhead as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

    Gross profit increased to $15.7 million or 25.9% of net sales for the three months ended June 27, 1997, from $11.8 million or 24.7% of net sales for the same period in 1996.

    Distribution expense as a percentage of net sales decreased to 7.5% for the three months ended June 27, 1997, from 7.9% of net sales for the same period in 1996. This decline in distribution expense as a percentage of net sales was due primarily to the acquisition of StyroChem, whose distribution expense was 3.7% of net sales.

    Selling, general and administrative expenses as a percentage of net sales decreased to 9.8% for the three months ended June 27, 1997, from 10.1% of net sales for the same period in 1996. This was due to lower administrative costs as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

    Income from operations increased to $5.1 million or 8.5% of net sales for the three months ended June 27, 1997, from $2.6 million or 5.4% of net sales for the same period in 1996.

    Interest increased to $3.0 million for the three months ended June 27, 1997, from $1.1 million for the same period in 1996. This increase was due primarily to an increase in borrowings related to the J.R. Cup and StyroChem acquisitions, including the issuance of Radnor's $100 million 10% Senior Notes due 2003.

    Net income increased to $2.0 million or 3.3% of net sales for the three months ended June 27, 1997, from $0.6 million or 1.4% of net sales for the same period in 1996 due to the reasons described above.

Six Months Ended June 27, 1997 Compared to Six Months Ended June 28, 1996

    Net sales increased to $114.5 million for the six months ended June 27, 1997 from $84.5 million for the same period in 1996, an increase of $30.0 million or 35.5%. The increase was due primarily to the J.R. Cup transaction on January 20, 1996 and the StyroChem acquisition on December 5, 1996 as well as overall growth in the foam packaging market.

    Cost of goods sold as a percentage of net sales decreased to 74.6% for the six months ended June 27, 1997, from 76.6% for the same period in 1996. This decrease was due to a decline in raw material prices resulting from improved market conditions and reductions in manufacturing overhead as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

    Gross profit increased to $29.0 million or 25.4% of net sales for the six months ended June 27, 1997, from $19.8 million or 23.4% of net sales for the same period in 1996.

    Distribution expense as a percentage of net sales decreased to 7.5% for the six months ended June 27, 1997, from 8.0% of net sales for the same period in 1996. This decline in distribution expense as a percentage of net sales was due primarily to the acquisition of StyroChem, whose distribution expense was 3.3% of net sales.

    Selling, general and administrative expenses as a percentage of net sales decreased to 10.0% for the six months ended June 27, 1997, from 10.5% of net sales for the same period in 1996. This was due to lower administrative costs as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

    Income from operations increased to $9.0 million or 7.9% of net sales for the six months ended June 27, 1997, from $3.5 million or 4.1% of net sales for the same period in 1996.

    Interest increased to $5.8 million for the six months ended June 27, 1997, from $2.1 million for the same period in 1996. This increase was due primarily to an increase in borrowings related to the J.R. Cup and StyroChem acquisitions, including the issuance of Radnor's $100 million 10% Senior Notes due 2003.

    Net income increased to $3.1 million or 2.7% of net sales for the six months ended June 27, 1997, from $1.2 million or 1.4% of net sales for the same period in 1996 due to the reasons described above.

Liquidity and Capital Resources

    During the six months ended June 27, 1997 and June 28, 1996, the Company's principal sources of funds consisted of cash from continuing operations and financing sources. During the 1997 period, after tax cash flow increased to $7.3 million offset by cash used for working capital of $6.5 million. Additional borrowings under the credit facilities of $10.9 million, offset by an increase in cash of $0.5 million, were used to fund capital expenditures of $7.0 million and a dividend payment of $3.0 million.

    As of June 27, 1997 the Company had $15.2 million outstanding and $13.0 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company pursues new development and cost-reduction opportunities.

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

Net Operating Loss Carryforwards

    As of December 27, 1996, the Company had approximately $14.0 million of net operating loss carryforwards for federal income tax purposes, which expire through 2010. Since there can be no assurance that the Company's net operating loss carryforwards will become available or that the Company will generate future taxable income, a valuation allowance was provided for substantially all of the loss carryforward tax benefit at December 27, 1996. In 1997 a portion of the valuation allowance has been eliminated and a tax benefit reflected in the 1997 financial statements.

Pending Accounting Changes

    In July 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current requirements. The Company is not required to adopt these Statements until 1998 and does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             3.1*     Restated Certificate of Incorporation of Radnor
                       Holdings Corporation
             3.2*     Bylaws of Radnor Holdings Corporation
             3.3*     Certificate of Incorporation of WinCup Holdings, Inc.
             3.4*     Bylaws of WinCup Holdings, Inc.
             3.5*     Certificate of Incorporation of Radnor Management, Inc.
             3.6*     Bylaws of Radnor Management, Inc.
             3.9*     Certificate of Incorporation of SP Acquisition Co.
             3.10*    Bylaws of SP Acquisition Co.
             3.11*    Articles of Incorporation of StyroChem International, Inc.
             3.12*    Bylaws of StyroChem International, Inc.
             3.13*    Certificate of Incorporation of StyroChem International,
                       Ltd.
             3.14*    Bylaws of StyroChem International, Ltd.
             4.1*     Indenture, dated as of December 5, 1996, among Radnor
                       Holdings Corporation, WinCup Holdings, Inc., WinCup Holdings, L.P., SP Acquisition Co., StyroChem International, Inc., StyroChem International, Ltd., Radnor Management, Inc., and First Union National Bank, as amended by a First Supplemental Indenture dated as of December 17, 1996, including form of Notes and Guarantees

            10.67     Amendment dated April 28, 1992 to Equity Incentive Plan
             7.0      Financial Data Schedule

              *       Incorporated by reference to identically numbered exhibit
                       to Radnor's Registration Statement No. 333-19495 on Form S-4, filed on January 9, 1997.


         (b) Reports on Form 8-K

             There were no reports filed on form 8-K during the three month period ended June 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                         RADNOR HOLDINGS CORPORATION
                                         (registrant)

                                         /s/ Michael V. Valenza
                                         -------------------------------


Date: August 8, 1997                     By:
                                         Michael V. Valenza
                                         Senior Vice President-Finance and Chief
                                         Financial Officer