Form 10-Q
period 1997-09-26
RADNOR HOLDINGS CORP
filed 1997-11-07
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _________ to __________

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

Yes [X]  No [ ]


    The number of shares outstanding of the Registrant's common stock as of
                               November 7, 1997:

                                                                     Number
         Class                                                      of Shares
        ---------                                                  ------------

        Voting Common Stock; $.10 par value                             600
        Nonvoting Common Stock; $.10 par value                          245
        Class B Nonvoting Common Stock; $.01 par value                5,400

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                            September 26,         December 27,
                                                                                1997                  1996
                                                                            -------------         ------------
                                                                             (Unaudited)
                            ASSETS
CURRENT ASSETS
       Cash                                                                   $   1,303            $     855
       Accounts receivable, net                                                  20,194               24,687
       Inventories, net                                                          25,386               19,078
       Prepaid expenses and other                                                 5,438                3,971
       Deferred tax asset                                                         2,378                2,380
                                                                              ---------            ---------

             Total current assets                                                54,699               50,971
                                                                              ---------            ---------

PROPERTY, PLANT AND EQUIPMENT                                                   126,269              115,763
LESS - ACCUMULATED DEPRECIATION                                                  (9,380)              (4,372)
                                                                              ---------            ---------

NET PROPERTY, PLANT AND EQUIPMENT                                               116,889              111,391
                                                                              ---------            ---------

OTHER ASSETS                                                                     10,320               10,007
                                                                              ---------            ---------

             Total assets                                                     $ 181,908            $ 172,369
                                                                              =========            =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                       $  25,681            $  28,884
       Accrued liabilities                                                       13,836               13,166
       Current portion of long-term debt                                            235                  237
                                                                              ---------            ---------

             Total current liabilities                                           39,752               42,287
                                                                              ---------            ---------


LONG-TERM DEBT, net of current portion                                          115,632              104,362
                                                                              ---------            ---------

DEFERRED TAX LIABILITY                                                           11,286               11,173
                                                                              ---------            ---------

OTHER NONCURRENT LIABILITIES                                                        450                  218
                                                                              ---------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

       Voting and nonvoting common stock, 22,700 shares authorized,
             6,245 shares issued and outstanding                                      1                    1
       Additional paid-in capital                                                17,720               17,720
       Accumulated deficit                                                       (2,931)              (3,420)
       Cumulative translation adjustment                                             (2)                  28
                                                                              ---------            ---------
             Total stockholders' equity                                          14,788               14,329
                                                                              ---------            ---------

             Total liabilities and stockholders' equity                       $ 181,908            $ 172,369
                                                                              =========            =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                      For the three months ended              For the nine months ended
                                                   ---------------------------------      ----------------------------------
                                                   September 26,       September 27,      September 26,        September 27,
                                                       1997                1996                 1997                 1996
                                                   -------------       -------------      -------------        -------------

Net sales                                           $  56,090           $  43,526            $ 170,545            $ 128,052
Cost of goods sold                                     42,299              33,899              127,730               98,660
                                                    ---------           ---------            ---------            ---------

           Gross profit                                13,791               9,627               42,815               29,392
Operating expenses:
      Distribution                                      4,024               3,490               12,569               10,223
      Selling, general and administrative               6,307               4,659               17,747               13,538
      Restructuring charges                              --                   174                 --                    855
                                                    ---------           ---------            ---------            ---------

           Income from operations                       3,460               1,304               12,499                4,776

Other (income) expense:
      Interest                                          2,993               1,214                8,781                3,346
      Other, net                                           44                 (70)                 (94)                 153
                                                    ---------           ---------            ---------            ---------

Income from operations before income
      taxes and minority interest                         423                 160                3,812                1,277

Provision for income taxes
      Current                                               4                --                    210
      Deferred                                           --                  --                    113
Minority interest in income                              --                    70                 --                    731
                                                    ---------           ---------            ---------            ---------
Income before extraordinary item                          419                  90                3,489                  546

Extraordinary item-gain on early
      extinguishment of debt                             --                  --                   --                    710
                                                    ---------           ---------            ---------            ---------

Net income                                          $     419           $      90            $   3,489            $   1,256
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                               For the nine months ended
                                                                            --------------------------------
                                                                            September 26,      September 27,
                                                                                 1997               1996
                                                                            -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $  3,489            $  1,256
     Adjustments to reconcile net income to cash provided by
        (used in) operating activities-
            Depreciation                                                         5,008               3,170
            Amortization                                                         1,363                 446
            Deferred income taxes                                                  113                --
            Minority interest in income                                           --                   731
            Extraordinary gain on early extinguishment of debt                    --                  (710)
            Changes in operating assets and liabilities, net of
               acquisition of business-
                   Accounts receivable, net                                      4,493              (6,459)
                   Inventories                                                  (6,308)                (47)
                   Prepaid expenses and other                                   (1,689)               (772)
                   Accounts payable                                             (3,203)              4,087
                   Accrued liabilities                                             902               1,157
                                                                              --------            --------
                       Net cash provided  by continuing operations               4,168               2,859

                       Net cash provided by discontinued operations               --                   982
                                                                              --------            --------
                       Net cash provided by operating activities                 4,168               3,841
                                                                              --------            --------
     CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                   (10,312)             (2,629)
        Acquisition of JR Cup, net of cash acquired                               --               (21,042)
        Increase in other assets                                                (1,676)             (1,254)
                                                                              --------            --------
            Net cash used in investing activities                              (11,988)            (24,925)
                                                                              --------            --------
     CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on bank financed debt and
            unsecured notes payable                                             11,268              21,100
        Cash dividends                                                          (3,000)               --
                                                                              --------            --------
            Net cash provided by financing activities                            8,268              21,100
                                                                              --------            --------

     NET INCREASE IN CASH                                                          448                  16

     CASH, beginning of period                                                     855                   5
                                                                              --------            --------

     CASH, end of period                                                      $  1,303            $     21
                                                                              ========            ========

     SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest Paid                                                         $  5,619            $  5,350
                                                                              ========            ========

        Income Taxes Paid                                                     $    717            $      7
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

     Radnor is a holding company which has no operations or assets separate from its investment in its subsidiaries. Radnor's $100 million senior notes are guaranteed by all of its direct and indirect wholly-owned subsidiaries on a full, unconditional, joint and several basis other than certain non-guarantor subsidiaries that individually and in the aggregate are inconsequential. Separate financial statements of the guarantors are not presented because management has determined that they would not be material.

(2)   INVENTORIES

     The components of inventories were as follows (in thousands):

                                     September 26,      December 27,
                                          1997              1996
                                     -------------      ------------

              Raw Materials             $ 6,869           $ 4,503
              Work in Process             1,260             2,242
              Finished Goods             17,257            12,333
                                        -------           -------
                                        $25,386           $19,078
                                        =======           =======

(3)   INTEREST EXPENSE

     Included in interest expense is $188,000 and $114,000 of amortization of deferred financing costs for the three months ended September 26, 1997 and September 27, 1996, respectively. In addition, included in interest expense is $464,000 and $266,000 of amortization of deferred financing costs for the nine months ended September 26, 1997 and September 27, 1996, respectively.

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

(5)      SUBSEQUENT EVENTS:

         StyroChem Europe Acquisition

On October 15, 1997, the Company acquired substantially all of the tangible and intangible assets and long term investments relating to the polystyrene production and conversion operations of Neste Oy (the "StyroChem Europe Acquisition"). The cash consideration for the acquired assets was 213.0 million Finnish markkas ($40.8 million as of the date of closing) plus 60.0 million Finnish markkas ($11.5 million as of the date of closing) for the net working capital, which included accounts receivable, inventory, trade accounts payable and accrued liabilities. Pursuant to the Sale of Assets Agreement, the purchase price will be adjusted on a markka for markka basis following an audit of the net working capital to the extent that net working capital is greater or less than 60.0 million Finnish markkas.

          Senior Note Offering

On October 15, 1997, the Company issued $60.0 million of 10% Series B Senior Notes due 2003. The net proceeds to the Company from the offering in the amount of $60.6 million were used to repay existing indebtedness under the Company's revolving credit agreements and to finance the StyroChem Europe Acquisition.

         Amended Credit Agreement

On October 15, 1997, the Company amended its current credit facility which increased the aggregate commitment to $40.0 million and included a $10.0 sublimit for the StyroChem Europe subsidiaries.

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

     The Company was organized in 1991 to facilitate the acquisition of Scott Container Products Group, Inc. from Kimberly Clark Tissue Company, which occurred in February 1992. In January 1996, the Company executed an agreement with James River Paper Company, Inc., which resulted in the acquisition of its Handi Kup business ("J.R. Cup"). In December 1996, the Company purchased the outstanding capital stock of and other equity interests in SP Acquisition Co. ("StyroChem"). StyroChem supplies the Company's packaging operations with substantially all of the EPS beads used in its manufacture of foam packaging. On October 15, 1997, the Company acquired substantially all of the tangible and intangible assets and long term investments relating to the polystyrene production and conversion operations of Neste Oy.

Comparability of Periods

     Financial results for the three months ended September 26, 1997 are not fully comparable with the three months ended September 27, 1996 because of the December 1996 acquisition of StyroChem. In addition, financial results for the nine months ended September 26, 1997 are not fully comparable with the nine months ended September 27, 1996 because of the January 1996 J.R. Cup transaction and the December 1996 acquisition of StyroChem.

Three Months Ended September 26, 1997 Compared to Three Months Ended September 27, 1996

     Net sales increased to $56.1 million for the three months ended September 26, 1997 from $43.5 million for the same period in 1996, an increase of $12.6 million or 29.0%. The increase was due primarily to the StyroChem acquisition on December 5, 1996.

     Cost of goods sold as a percentage of net sales decreased to 75.4% for the three months ended September 26, 1997, from 77.9% for the same period in 1996. This decrease was due to a decline in raw material prices resulting from improved market conditions and reductions in manufacturing overhead as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

     Gross profit increased to $13.8 million or 24.6% of net sales for the three months ended September 26, 1997, from $9.6 million or 22.1% of net sales for the same period in 1996.

     Distribution expense as a percentage of net sales decreased to 7.2% for the three months ended September 26, 1997, from 8.0% of net sales for the same period in 1996. This decline in distribution expense as a percentage of net sales was due primarily to the acquisition of StyroChem, whose distribution expense was 3.6% of net sales for the three month period.

     Selling, general and administrative expenses as a percentage of net sales increased to 11.2% for the three months ended September 26, 1997, from 10.7% of net sales for the same period in 1996. This was due to higher selling costs resulting from an increase in sales and manufacturing rebates as a percentage of net sales partially offset by a decrease in administrative cost as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

     Income from operations increased to $3.5 million or 6.2% of net sales for the three months ended September 26, 1997, from $1.3 million or 3.0% of net sales for the same period in 1996.

     Interest increased to $3.0 million for the three months ended September 26, 1997, from $1.2 million for the same period in 1996. This increase was due primarily to an increase in borrowings related to the J.R. Cup and StyroChem acquisitions, including the issuance of Radnor's $100 million 10% Senior Notes due 2003.

     Net income increased to $0.4 million or 0.7% of net sales for the three months ended September 26, 1997, from $0.1 million or 0.2% of net sales for the same period in 1996 due to the reasons described above.

Nine Months Ended September 26, 1997 Compared to Nine Months Ended September 27, 1996

     Net sales increased to $170.5 million for the nine months ended September 26, 1997 from $128.1 million for the same period in 1996, an increase of $42.4 million or 33.1%. The increase was due primarily to the J.R. Cup transaction on January 20, 1996 and the StyroChem acquisition on December 5, 1996 as well as overall growth in the foam packaging market.

     Cost of goods sold as a percentage of net sales decreased to 74.9% for the nine months ended September 26, 1997, from 77.0% for the same period in 1996. This decrease was due to a decline in raw material prices resulting from improved market conditions and reductions in manufacturing overhead as a percentage of net sales resulting from the J.R. Cup and StyroChem acquisitions.

     Gross profit increased to $42.8 million or 25.1% of net sales for the nine months ended September 26, 1997, from $29.4 million or 23.0% of net sales for the same period in 1996.

     Distribution expense as a percentage of net sales decreased to 7.4% for the nine months ended September 27, 1997, from 8.0% of net sales for the same period in 1996. This decline in distribution expense as a percentage of net sales was due primarily to the acquisition of StyroChem, whose distribution expense was 3.4% of net sales for the nine month period.

     Selling, general and administrative expenses as a percentage of net sales decreased marginally to 10.4% for the nine months ended September 26, 1997, from 10.6% of net sales for the same period in 1996.

     Income from operations increased to $12.5 million or 7.3% of net sales for the nine months ended September 26, 1997, from $4.8 million or 3.7% of net sales for the same period in 1996.

     Interest increased to $8.8 million for the nine months ended September 26, 1997, from $3.3 million for the same period in 1996. This increase was due primarily to an increase in borrowings related to the J.R. Cup and StyroChem acquisitions, including the issuance of Radnor's $100 million 10% Senior Notes due 2003.

     Net income increased to $3.5 million or 2.0% of net sales for the nine months ended September 26, 1997, from $1.3 million or 1.0% of net sales for the same period in 1996 due to the reasons described above.

Liquidity and Capital Resources

     During the nine months ended September 26, 1997 and September 27, 1996, the Company's principal sources of funds consisted of cash from continuing operations and financing sources. During the 1997 period, after tax cash flow increased to $10.0 million offset by cash used for working capital of $5.8 million. Additional borrowings under the credit facilities of $11.3 million, offset by an increase in cash of $0.4 million, were used to fund capital expenditures of $10.3 million and a dividend payment of $3.0 million.

     As of September 26, 1997 the Company had $15.1 million outstanding and $12.4 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company pursues new development and cost-reduction opportunities.

     On October 15, 1997, the Company issued $60.0 million of 10% Series B Senior Notes due 2003. The net proceeds to the Company from the offering in the amount of $60.6 million were used to repay existing indebtedness under the Company's revolving credit agreements and to finance the StyroChem Europe Acquisition. The Company also amended its current credit facility, which increased the aggregate commitment to $40.0 million and included a $10.0 sublimit for the StyroChem Europe subsidiaries.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                  27.0     Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports filed on form 8-K during the three month period ended September 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                            RADNOR HOLDINGS CORPORATION
                            (registrant)

                            _________________________________________________

Date: November 7, 1997      By:
                            Michael V. Valenza
                            Senior Vice President-Finance and Chief Financial
                            Officer