Form 10-Q/A
period 1997-09-26
RADNOR HOLDINGS CORP
filed 1997-12-11
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                               For the nine months ended
                                                                            --------------------------------
                                                                            September 26,      September 27,
                                                                                 1997               1996
                                                                            -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $  3,489            $  1,256
     Adjustments to reconcile net income to cash provided by
        (used in) operating activities-
            Depreciation                                                         5,008               3,170
            Amortization                                                         1,363                 446
            Deferred income taxes                                                  113                --
            Minority interest in income                                           --                   731
            Extraordinary gain on early extinguishment of debt                    --                  (710)
            Changes in operating assets and liabilities, net of
               acquisition of business-
                   Accounts receivable, net                                      4,493              (6,459)
                   Inventories                                                  (6,308)                (47)
                   Prepaid expenses and other                                   (1,689)               (772)
                   Accounts payable                                             (3,203)              4,087
                   Accrued liabilities                                             902               1,157
                                                                              --------            --------
                       Net cash provided  by continuing operations               4,168               2,859

                       Net cash provided by discontinued operations               --                   982
                                                                              --------            --------
                       Net cash provided by operating activities                 4,168               3,841
                                                                              --------            --------
     CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                   (10,312)             (2,629)
        Acquisition of JR Cup, net of cash acquired                               --               (21,042)
        Increase in other assets                                                (1,676)             (1,254)
                                                                              --------            --------
            Net cash used in investing activities                              (11,988)            (24,925)
                                                                              --------            --------
     CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on bank financed debt and
            unsecured notes payable                                             11,268              21,100
        Cash dividends                                                          (3,000)               --
                                                                              --------            --------
            Net cash provided by financing activities                            8,268              21,100
                                                                              --------            --------

     NET INCREASE IN CASH                                                          448                  16

     CASH, beginning of period                                                     855                   5
                                                                              --------            --------

     CASH, end of period                                                      $  1,303            $     21
                                                                              ========            ========

     SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest Paid                                                         $  5,619            $  1,488
                                                                              ========            ========

        Income Taxes Paid                                                     $    717            $      7
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


                            RADNOR HOLDINGS CORPORATION
                            (registrant)

                            _________________________________________________

Date: December 11, 1997     By:
                            Michael V. Valenza
                            Senior Vice President-Finance and Chief Financial
                            Officer