Form 10-K405
period 1997-12-26
RADNOR HOLDINGS CORP
filed 1998-03-25
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 26, 1997

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the act: None

        Securities registered pursuant to Section 12(g) of the act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998 there were 600 shares of the Registrant's Voting Common Stock ($.10 par value), 245 shares of the Registrant's Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant's Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

                       DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101, are incorporated by reference in Item 8.

================================================================================

                           RADNOR HOLDINGS CORPORATION
                                 1997 FORM 10-K
                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                                    PART I
                                    ------

  1.     Business                                                             1

  2.     Properties                                                           7

  3.     Legal Proceedings                                                    8

  4.     Submission of Matters to a Vote of Security Holders                  8

                                    PART II
                                    -------

  5.     Market for Registrant's Common Equity and Related Stock Matters      9

  6.     Selected Financial Data                                              10

  7.     Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

  8.     Financial Statements and Supplementary Data                          15

  9.     Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 17

                                   PART III
                                   --------

 10.     Directors and Executive Officers of the Registrant                   18

 11.     Executive Compensation                                               20

 12.     Security Ownership of Certain Beneficial Owners and Management       22

 13.     Certain Relationships and Related Transactions                       24

                                    PART IV
                                    -------

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K     25

                                    PART I

ITEM 1.  BUSINESS

General
-------

     Radnor Holdings Corporation (the "Company"), a Delaware corporation formed in November 1991, is a leading worldwide manufacturer and distributor of chemical and packaging products for the foodservice, insulation and packaging industries. The Company, through its WinCup Holdings, Inc. ("WinCup") subsidiary, is the second largest producer in the United States of foam cup and container products for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, the Company is the fifth largest producer worldwide of expandable polystyrene ("EPS"). The Company has 22 manufacturing facilities located throughout the United States, Canada and Europe.

     On October 15, 1997, the Company, through its Radnor Chemical Corporation subsidiary, acquired substantially all of the assets and assumed certain liabilities of the polystyrene production operations of Neste Oy ("StyroChem Europe") for $52.3 million. Proceeds from the sale of $60.0 million of the Company's 10% Series B Senior Notes due 2003 (the "Series B Notes"), issued pursuant to exemptions under the Securities Act of 1933, as amended, were utilized to pay the purchase price.

     On December 5, 1996, the Company acquired Radnor Chemical Corporation and its subsidiaries ("StyroChem"), for $23.5 million of cash plus consulting payments, a non-compete agreement and $0.9 million of assumed indebtedness. Effective January 1996, the Company acquired the U.S. foam cup and container operations of Fort James Corporation, formerly James River Paper Company, Inc.

     The Company, through WinCup, has been manufacturing foam cups and containers for more than 30 years. The WinCup foam cup and container business was established in 1961 and began purchasing EPS from StyroChem when that company began operations in 1976. StyroChem Europe is a leading EPS producer in Northern Europe and has produced EPS since 1972.

Industry Overview
-----------------

     An independent industry survey estimated that sales of disposable foodservice products in the U.S. were in excess of $7.0 billion in 1994, with sales of disposable cups and containers estimated to have been more than $2.0 billion. The foam segment of the disposable cup and container market, which the Company believes had sales of approximately $600 million in 1997, is highly concentrated, with the Company and its primary competitor accounting for more than 80% of the market segment.

     The EPS industry is generally comprised of three grades of material: block grade for rigid board insulation and molded parts, shape grade for a broad range of packaging and specialty applications and T-grade for foodservice containers and lost foam casting. The North American market for EPS products is estimated at approximately 940 million pounds annually, including insulation, packaging and foodservice grades. The European market is estimated at approximately 1.5 billion pounds annually consisting primarily of shape grades. Worldwide, there are in excess of 20 manufacturers with the top five accounting for approximately 60 percent of the market.

Products
--------

     The Company manufactures a broad range of foam cups, bowls and containers, foam packaging products and thermoformed plastic lids. The use of foam provides an insulating feature to the Company's products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes for both hot and cold beverages and are sold under the Dixie(R), COMpac(TM), Profit Pals(R), STYROcup(R), Handi-Kup HK(R), and Simplicity(R) brand names. Foam bowls and other containers are made in varying sizes for both hot and cold food products and are sold under the STYROcontainers(R) brand name. The Company also manufactures thermoformed leak-resistant plastic lids for its cups, bowls and containers.

     The Company, through StyroChem, manufactures EPS for its internal consumption in addition to selling directly to third party manufacturers of foam containers, insulation products and packaging products. Prior to its acquisition by the Company, StyroChem had been a long-term supplier of EPS to the Company.

     StyroChem Europe manufactures EPS, general-purpose polystyrene and high-impact polystyrene ("HIPS"), and also converts a significant portion of its EPS production into a variety of standard and specialized insulation products. StyroChem Europe's EPS is made primarily for the insulation and packaging industries and includes a range of bead sizes and densities for conversion by customers into light and heavy insulation boards as well as various shape products, such as insulated fish packaging boxes. StyroChem Europe's foam insulation operations directly convert internally produced EPS into a full range of building insulation panels as well as specialized foam insulation products.

Sales, Marketing and Customers
------------------------------

     The Company sells its disposable foam packaging products through a 64-person sales organization and through an extensive network of more than 50 independent sales representatives. Sales and marketing efforts are directed by the Company's Senior Vice President of Sales and Marketing and are supported by 12 senior sales managers with an average of more than 14 years experience in the foodservice industry. The Company believes its experienced sales team and long-term representative relationships enhance the Company's ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products. In addition, the Company sells EPS through a dedicated sales force to manufacturers of foam packaging and insulation products.

     StyroChem Europe markets its EPS and other polystyrene products throughout Europe through a combination of its own sales force, sales agency arrangements with sales offices and personnel of affiliates of Neste Oy and manufacturers' representatives. In support of these sales and marketing efforts, StyroChem Europe employs people who are knowledgeable of chemical engineering and manufacturing processes in order to provide technical assistance to its customers. StyroChem Europe maintains its own direct sales force for its foam insulation products. A portion of this foam insulation product sales force is decentralized, allowing StyroChem Europe to separately market specialized products in addition to its standard product offerings.

     The Company supplies products to a number of large national companies and foodservice distributors. No customer represented more than 8.1% of the Company's net sales for 1997. In addition, the five largest accounts represented approximately 27.9% of the Company's net sales for 1997. Although the Company has not lost sales from its key customers in 1995, 1996, 1997 or 1998 to date, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability may be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

Manufacturing
-------------

     The Company's foam products are made with custom-designed foam cup molding machines, lid production machines and foam cup and container printing machines. The Company operates ten foam plants located throughout the U.S. and four plants located in the U.S. and Canada that manufacture EPS from styrene monomer. StyroChem Europe operates two plants located in Finland that manufacture EPS, general purpose polystyrene and HIPS from styrene monomer and six plants located in Finland, Sweden and Denmark that manufacture foam insulation panels from EPS.

Raw Materials
-------------

     The Company's foam products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available in bulk quantities from numerous large, vertically integrated chemical companies. Historically, styrene monomer prices have fluctuated as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer, although in recent years, such prices have been relatively stable. Styrene monomer prices during 1996 ranged from $.27 to $.30 per pound. During 1997 and 1998, styrene monomer prices have ranged from $.28 to $.30 per pound.

     The StyroChem and StyroChem Europe acquisitions have not insulated the Company from price fluctuations for styrene monomer, although they mitigate the impact of such fluctuations by increasing the Company's flexibility to purchase styrene monomer. Radnor Chemical Corporation, through its subsidiaries, purchases styrene monomer from various suppliers.

     The raw materials used by the Company for the manufacture of thermoformed lids are primarily plastic resins such as HIPS. Most of the plastic resins used by the Company, including HIPS, are available from a variety of sources.

Risks Attendant to Foreign Operations
-------------------------------------

     The Company conducts its businesses in numerous foreign countries and as a result is subject to risks of fluctuations in the exchange rates of various foreign currencies and other political and economic risks associated with international business. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its businesses. The foreign currencies are ultimately translated into U.S. dollars for financial reporting purposes.

     See Note 11 to the Company's financial statements included herein for information with respect to the geographic composition of the Company's operations and financial position as of and for the year ended December 26, 1997.

Proprietary Technology and Trademarks
-------------------------------------

     The Company has developed a broad array of proprietary technology that is utilized in various stages of its manufacturing operations. The Company relies primarily upon confidentiality agreements and restricted plant access to protect its proprietary technology. The Company does own or hold license rights with respect to numerous patents relating to its lid design in manufacturing, embossed cup design and continuous formed foam cup manufacturing processes. However, the Company does not consider these patents material to its operations.

     The Company holds approximately 30 registered trademarks and StyroChem Europe holds approximately 15 trademarks. The Company does not consider these trademarks material to its operations.

Competition
-----------

     The Company competes in the highly competitive foodservice industry. The foam segment of the disposable cup and container market is highly concentrated and, within this segment, the Company competes principally with Dart Container Corp., which has significantly greater financial resources than the Company and controls the largest share of this market segment. The Company does not believe that companies operating in related markets are likely to enter the foam segment due to the significant investment that would be required.

     The Company believes that competition within the foam segment of the market is based primarily on customer service, product quality and the price at which products are offered. The Company believes that its market position is attributable to its high level of customer service and product quality, strategically located manufacturing facilities, proprietary technology and experienced management team. The Company also competes with the paper segment, which is more fragmented than the foam segment. The Company believes that competition between foam and paper is based on product appearance, quality and price.

     The U.S. EPS industry is highly concentrated. Management believes that each of Nova Chemicals, Inc., Huntsman Chemical Corp. and BASF Corporation, which are larger and have greater financial resources than the Company, controls a significant share of the market for supplying EPS to manufacturers of insulation and packaging products. The Company believes that competition within this industry is primarily based on price, although customer service and support can be significant competitive factors, particularly among the smaller manufacturers of foam insulation and packaging products.

     StyroChem Europe competes within the highly competitive European EPS industry. Several companies, including BASF Corporation, Shell Oil Company, Enichem S.P.A. and Huntsman Chemical Corp., are larger and have more substantial financial resources than the Company. Management believes that competition is based primarily on price, although technical support and consistently high quality beads are important factors to many of StyroChem Europe's customers. The Company expects that a significant percentage of StyroChem Europe's EPS production will continue to be used internally for its foam insulation product operations. These foam insulation product operations are located in Finland, Sweden and Denmark, and compete primarily against other insulation manufacturers located in these countries. Foam insulation products generally compete with insulation products made from other materials such as mineral wool and glass wool.

Employees
---------

      As of December 26, 1997, the Company had approximately 1,800 full-time employees. Except for StyroChem Europe employees, the Company's employees are not represented by any union. In Finland, over 90% of StyroChem Europe's employees are represented by one of five unions and StyroChem Europe is subject to three collective bargaining agreements. In Sweden, over 90% of StyroChem Europe's employees are represented by one of four unions and StyroChem Europe is subject to two collective bargaining agreements. In Denmark, StyroChem Europe's employees are not represented by any union, nor is StyroChem Europe subject to any collective bargaining agreement. However, all contracts for white collar employees in Denmark must include provisions that are at least as favorable as those provided in the Danish Employees Act. In addition, contracts for blue collar employees in Denmark must fulfill the requirements of applicable European Union directives regarding employment. The European Union directives are also applicable to StyroChem Europe in Finland and Sweden; however, the terms of the collective bargaining agreements will control employment relationships in these countries to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives. The Company has never experienced a labor strike or other labor-related work stoppage and considers its relations with its employees to be good.

     The Company is dependent on the management experience and continued services of the Company's executive officers, including Michael T. Kennedy. The loss of the services of these officers could have a material adverse effect on the Company's business. The Company is also dependent on the management experience of the key StyroChem Europe employees who have joined the Company as part of the StyroChem Europe acquisition. In addition, the Company's continued growth depends on its ability to attract and retain experienced key employees.

Environmental Matters
---------------------

      The Company's facilities are used for manufacturing or warehousing of foam container products or the EPS from which such products are manufactured. Many of these facilities are subject to federal, state, foreign and local laws and regulations relating to, among other things, emissions to air, discharges to water and the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes.

      Certain of the Company's manufacturing facilities generate air emissions, including volatile organic compounds and particulate matter, that are regulated and require permits and/or emissions control equipment. While the Company believes that the majority of the air emissions from its facilities are properly permitted and controlled, certain of the Company's facilities have been cited for instances of noncompliance, although no material citations were issued within the periods covered by the financial statements included in this Annual Report and all of these citations have been resolved without a material adverse effect on the Company's financial condition or results of operations. Certain of the Company's facilities also have failed to report certain emissions as required, and it is possible that certain of the Company's facilities lack proper air emission permits, that these permits do not address all regulated emissions and/or that certain of the facilities are not in full compliance with all permit conditions. Certain of the Company's Finnish and Scandinavian facilities could be required in the future to reduce emissions of pentane and styrene. The requirement to reduce such air emissions is subject to negotiation with Finnish and Scandinavian regulatory authorities and could require significant capital expenditures. The Company believes, however, that the costs of achieving and maintaining compliance with laws and regulations regarding air emissions are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based on its prior experience in addressing compliance matters that raised potentially similar issues for other facilities and on the existence of an environmental escrow account established in connection with the acquisition of StyroChem. Furthermore, the Company has no knowledge of any claims regarding air emissions that could be expected to have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that the Company could incur significant fines, penalties or capital costs associated with any confirmed noncompliance. There can be no assurance that future environmental laws or regulations, or permit requirements under the Title V of the Clean Air Act, will not require substantial expenditures by the Company or significant modifications of the Company's operations.

     Certain of the Company's manufacturing facilities generate wastewater that is regulated and requires permits for discharge. While the Company believes that the majority of the wastewater discharges from its facilities are properly permitted, certain of the Company's facilities have been cited for instances of past noncompliance, although the only material citation issued within the periods covered by the financial statements included in this Annual Report was in 1995 for alleged noncompliance by the Fort Worth, Texas facility with a municipal wastewater discharge ordinance. All of these citations, including the Fort Worth citation, have been resolved without a material adverse effect on the Company's financial condition or results of operations. Moreover, one of the Company's facilities has failed to report wastewater pretreatment system upset conditions as required, and it is possible that certain of the Company's facilities currently lack proper wastewater discharge permits and/or are not in full compliance with all permit conditions. The Company has no knowledge of any claims regarding wastewater discharge that could be expected to have a material adverse effect on the Company's financial condition or results of operations. The Company believes that the costs of achieving and maintaining compliance with laws and regulations regarding wastewater discharges is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based both on the Company's prior experience in obtaining similar permits or addressing compliance matters that raised potentially similar issues for other facilities and on preliminary estimates of the cost of addressing such potential permit issues, which would be within the scope of, and are preliminary estimated to be significantly less than, the StyroChem environmental escrow. However, it is possible that the Company could become subject to significant fines, penalties or capital costs associated with any confirmed noncompliance. Furthermore, there can be no assurance that future environmental laws or regulations will not require substantial expenditures by the Company or significant modifications of the Company's operations.

     The Company generates and handles certain hazardous substances, including petroleum products, and wastes in connection with its manufacturing processes. The handling and disposal of these substances and wastes is subject to federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. It is possible that certain of the Company's current or former facilities are or were not in full compliance with applicable laws regarding the handling and disposal of these substances and wastes. The soil and shallow groundwater at the Company's domestic EPS facilities are known to contain elevated levels of various contaminants. However, the Company does not believe, based on the results of soil and groundwater testing, that material remediation efforts with respect to these conditions will be required. Although the Company believes that the elevated levels of various contaminants in the soil and shallow groundwater at the Company's domestic EPS facilities and any confirmed noncompliance with applicable laws regarding the handling and disposal of certain hazardous substances have not had, and are not reasonably likely to have, either individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations, and the Company has no knowledge of claims that could be expected to have a material adverse effect on its financial condition or results of operations, there can be no assurance that the Company will not incur significant costs, fines or penalties in connection with historical on- or off-site handling or disposal of such substances and wastes or cleanup costs for site contamination.

     The Company owns and operates underground storage tanks ("USTs") at three of its facilities for the storage of liquid pentane. Leak detection or containment systems are in place at all three facilities. One of the tanks, located at the Fort Worth, Texas facility, was pressure tested in 1996 and no leaks were detected. USTs are generally subject to federal, state, local and foreign laws and regulations that require testing and upgrading of USTs and remediation of polluted soils and groundwater resulting from leaking USTs. In addition, if leakage from the Company's USTs migrates onto the property of others, the Company may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, the Company believes that its liabilities associated with UST testing, upgrades and remediation are unlikely to have a material adverse effect on its financial condition or results of operations.

     Certain of the Company's current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is possible that historical or neighboring activities have affected properties currently or formerly owned by the Company and that, as a result, additional environmental issues may arise in the future, the precise nature of which the Company cannot now predict.

ITEM 2.      PROPERTIES

      The following table sets forth as of December 26, 1997 the Company's major manufacturing, warehouse, machine assembly, utility and office facilities, all of which are owned except as otherwise noted:

                                                                                                              Approximate
                                                                                                              Floor Space
Location                                                                      Use                               Sq. Ft.
--------                                                                      ---                               -------
Corte Madera, California........................   Manufacturing, warehouse, machine assembly and office          85,000
                                                   (leased)

Richmond, California............................   Warehouse (leased)                                            103,000

El Campo, Texas.................................   Manufacturing and warehouse                                    91,000

Higginsville, Missouri..........................   Manufacturing and warehouse                                    68,000

Jacksonville, Florida...........................   Manufacturing and warehouse (leased)                          128,000

Edison, New Jersey..............................   Warehouse (leased)                                             95,000

Metuchen, New Jersey............................   Manufacturing                                                  85,000

Mount Sterling, Ohio............................   Manufacturing and warehouse                                    50,000

Shreveport, Louisiana...........................   Manufacturing and warehouse                                    73,000

Stone Mountain, Georgia.........................   Manufacturing and warehouse (leased)                          315,000

Phoenix, Arizona................................   Manufacturing and machine assembly (leased)                   182,000

West Chicago, Illinois..........................   Manufacturing, warehouse and office (partially leased)        287,000

Fort Worth, Texas...............................   Manufacturing, warehouse and office (partially leased)         76,000

Saginaw, Texas .................................   Manufacturing, warehouse and office                           106,000

Baie D'Urfe, Quebec.............................   Manufacturing, warehouse and office (partially leased)         90,000

Porvoo, Finland ................................   Manufacturing, warehouse, machine assembly, utility and       109,000
                                                   office (partially leased)

Kokemaki, Finland ..............................   Manufacturing, warehouse, utility and office (leased)          28,000

Nurmijarvi, Finland ............................   Manufacturing, warehouse and office                            43,000

Vammala, Finland................................   Manufacturing, warehouse, office                              122,000

Pietarsaari, Finland............................   Manufacturing, warehouse, office (leased)                      32,000

Norrtalje, Sweden ..............................   Manufacturing, warehouse, office (leased)                      64,000

Vargarda, Sweden................................   Manufacturing, warehouse, office                               64,000

Hedensted, Denmark..............................   Manufacturing, warehouse, office                               44,000

In addition, the Company leases approximately 8,000 square feet in Radnor, Pennsylvania for its executive offices. The Company believes that its present facilities are adequate for its current operations and that it will be able to lease or otherwise acquire any additional facilities as may be required for its future operations.

ITEM 3.    LEGAL PROCEEDINGS

     On November 25, 1996, Jackson National Life Insurance Company ("Jackson") and Benchmark Holdings, Inc. ("Holdings") filed suit in the Chancery Division of the Circuit Court of Cook County, Illinois against Michael T. Kennedy, the Company, WinCup, WinCup Holdings L.P., James River Paper Company, Inc. ("James River") and James River Corporation of Virginia. The suit related to the November 1995 sale to James River by Holdings of substantially all of Holdings' assets, consisting of its cutlery and straws operations, and by WinCup of its plastic cup operations. See Note 1 to the Company's Consolidated Financial Statements included herein. Holdings had issued to Jackson certain shares of nonvoting preferred stock in connection with the May 1991 acquisition of the cutlery and straws operations, in which Jackson previously held an unsecured subordinated debt position.

     On February 27, 1998, the court dismissed the suit on the basis of forum non conveniens. The Company does not know whether Jackson and Holdings will appeal the court's decision or file an action in a court in another jurisdiction.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no matters to be reported hereunder.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

Market Information
------------------

      There currently exists no established public trading market for the Company's Voting Common Stock, $.10 par value, Nonvoting Common Stock, $.10 par value, or Class B Nonvoting Common Stock, $.01 par value. There have been no sales of shares of any class of the Company's Common Stock by the holders thereof since the Company's inception.

Holders
-------

      As of March 20, 1998, there were 3 holders of record of the Company's Voting Common Stock, 12 holders of record of the Company's Nonvoting Common Stock and 3 holders of record of the Company's Class B Nonvoting Common Stock.

Dividends
---------

      In March 1997, the Company declared and paid a dividend of $480.38 per share of the Company's Voting Common Stock, Nonvoting Common Stock and Class B Nonvoting Common Stock. As with any company, the declaration and payment of dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors, including the restriction of dividends to 50% of net income contained in the Company's credit agreements and the indentures pursuant to which the Company issued its 10% Senior Notes Due 2003 on December 5, 1996 (the "Series A Notes") and its Series B Notes.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of the Financial Condition and Results of Operations, included elsewhere herein.

                                                                               Fiscal Year Ended
                                                       -------------------------------------------------------------------

                                                        Dec. 31,      Dec. 30,      Dec. 29,     Dec. 27,      Dec. 26,
                                                          1993          1994          1995       1996 (2)      1997 (3)
                                                      ------------- ------------- ------------  -----------  -------------
                                                                   ($ in thousands, except per share amounts)
Results of Operations (1):

Net sales                                               $ 83,569      $ 80,850      $ 86,239     $ 177,395     $ 243,583
Cost of goods sold                                        68,454        64,078        75,690       135,982       181,404
                                                      -----------   -----------   ------------  -----------   -----------

Gross profit                                              15,115        16,772        10,549        41,413        62,179
Distribution expense                                       6,599         5,584         6,027        14,099        18,076
Selling, general and administrative expenses              10,330         8,209         9,051        18,676        30,137
Restructuring charges                                      -             -             -               910         -
                                                      -----------   -----------   ------------  -----------   -----------

Income (loss) from operations                             (1,814)        2,979        (4,529)        7,728        13,966
Interest                                                   2,518         3,001         2,822         4,496        13,004
Other (income) expense, net                                  386           290           526           374          (133)
                                                      -----------   -----------   ------------  -----------   -----------

Income (loss) from continuing operations
     Before income taxes and minority interest            (4,718)         (312)       (7,877)        2,858         1,095
Income tax expense (benefit) (4)                           -             -             -               121        (2,516)
                                                      -----------   -----------   ------------  -----------   -----------

Income (loss) from continuing operations
     Before minority interest                             (4,718)         (312)       (7,877)        2,737         3,611
Minority interest in income (5)                            -             -             -             1,348        -
                                                      -----------   -----------   ------------  -----------   -----------

Income (loss) from continuing operations               $  (4,718)    $    (312)     $ (7,877)   $    1,389    $    3,611
                                                      ===========   ===========   ============  ===========   ===========

Balance Sheet data (at end of period) (1):

Working capital (deficit)                             $     (112)    $   1,620       (10,362)$  $    8,684    $   24,136
Total assets                                              36,650        43,033        46,588       172,369       249,818
Total debt (including current portion)                    31,531        35,410        16,252       104,599       179,173
Stockholders' equity (deficit)                            (6,575)      (11,969)        6,554        14,329        14,975
Cash dividends per share                                   -             -             -             -               480

-------------------
(1) The Company's financial data do not include the results from the cutlery, straws and plastic cup operations which were sold in 1995 and reflected as discontinued operations in the Company's consolidated financial statements. See Note 1 to the Company's financial statements included herein.
(2) The financial data include the Company and its consolidated subsidiaries, excluding discontinued operations, as of and for the year ended December 27, 1996. Prior to January 20, 1996 and December 5, 1996, the Company's results from continuing operations do not include the results of J.R. Cup and StyroChem, respectively, which were acquired on those respective dates. See Note 1 to the Company's consolidated financial statements included herein.
(3) The financial data include the Company and its consolidated subsidiaries, excluding discontinued operations, as of and for the year ended December 26, 1997. Prior to October 15, 1997, the Company's results from continuing operations do not include the results of StyroChem Europe, which was acquired on that date. See Note 1 to the Company's consolidated financial statements included herein.
(4) See Note 7 to the Company's consolidated financial statements included herein.
(5) See Note 1 to the Company's consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
-------

     The Company is a leading worldwide manufacturer and distributor of chemical and packaging products for the foodservice, insulation and packaging industries. The Company, through WinCup, is the second largest producer in the United States of foam cup and container products for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, the Company is the fifth largest producer worldwide of EPS. The Company has 22 manufacturing facilities located throughout the United States, Canada and Europe.

     WinCup manufactures foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and sells its products to national, institutional and retail customers located throughout the U.S., in Mexico and in other countries. WinCup, through its predecessors, has been manufacturing foam cups and containers since 1961.

     The Company, through StyroChem, manufactures EPS for its internal consumption, in addition to selling directly to third party manufacturers of foam containers, insulation products and packaging products. Prior to its acquisition by the Company, StyroChem had been a long-term supplier of EPS to the Company. EPS is categorized by grade, with the highest grade, or cup-grade, used to manufacture foam cups and containers. Block-grade and shape-grade are sold to manufacturers of insulation and packaging products, respectively.

     StyroChem Europe manufactures EPS, general-purpose polystyrene and HIPS, and also converts a significant portion of its EPS production into a variety of standard and specialized insulation products. StyroChem Europe's EPS is made primarily for the insulation and packaging industries and includes a range of bead sizes and densities for conversion by customers into light and heavy insulation boards as well as various shape products, such as insulated fish packaging boxes. StyroChem Europe works closely with its customers to incorporate special product features into its EPS such as fire retardancy, specialty coatings and higher thermal insulation qualities. StyroChem Europe's foam insulation operations directly convert internally produced EPS into a full range of building insulation panels as well as specialized foam insulation products, such as combined metal and foam sandwich building panels, ship insulation panels and cold room storage modules. These specialized products are modified to conform to different building and construction requirements in different countries.

      Net sales
      ---------

      Net sales represent the gross sales of the Company's products less cash discounts and allowances, which historically have averaged approximately 2% of net sales. Sales incentives and volume rebates to customers are classified as selling expenses and are included in selling, general and administrative expenses.

      Cost of goods sold
      ------------------

      Raw material costs represent a large portion of the Company's cost of goods sold and are susceptible to price fluctuations based upon supply and demand and general market conditions. Beginning in April 1994 and continuing through August 1995, prices of raw materials reached historically high levels. Since that time, raw material prices have declined and are near early 1994 levels. Although future raw material prices cannot be predicted with accuracy, the prices for the raw materials used in the Company's products are forecasted by independent industry surveys and producer reports to remain stable or decline over the next several years.

     In connection with the Company's engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 0.9%, 1.3% and 1.8% in 1995, 1996 and 1997, respectively.

      Distribution expense

      The Company ships its products from manufacturing locations using a combination of common carriers, its own fleet and leased vehicles. Distribution expense consists of the costs to ship products, including costs of labor and leased vehicles.

      Restructuring charges

      During the first quarter of 1996, the Company closed its Des Plaines, Illinois manufacturing facility and consolidated those operations into its West Chicago, Illinois facility. In addition, the Company consolidated certain warehousing facilities and relocated its executive offices to Radnor, Pennsylvania. The plant and warehouse consolidations, together with the relocation of its executive offices, resulted in $910,000 of restructuring charges expensed and paid during the year ended December 27, 1996.

      Net operating loss carryforwards

      As of December 26, 1997, the Company had approximately $20.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2012. A valuation allowance was provided for substantially all of the loss carryforward tax benefit at December 27, 1996. In 1997, as a result of management's reevaluation of the Company's future profit outlook, the valuation allowance has been eliminated and a tax benefit of $4.8 million has been reflected in the 1997 financial statements. See Note 7 to the Company's consolidated financial statements included herein.

      Pending accounting changes

      In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for reporting comprehensive income in financial statements. Statement No. 131 expands certain reporting and disclosure requirements for segments from current requirements. The Company is not required to adopt these Statements until 1998 and is currently evaluating the impact, if any, these new standards will have on its financial reporting practices.

      Year 2000 Compliance

      The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

      Comparability of Periods

      Financial results for 1995, 1996 and 1997 are not fully comparable to each other because of the January 1996 acquisition of the U.S. foam container operations of Fort James Corporation, formerly James River Paper Company, Inc. ("J.R. Cup"), the December 1996 acquisition of StyroChem and the October 1997 acquisition of StyroChem Europe.

Results of Operations

      The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included elsewhere herein.

Year Ended December 26, 1997 Compared to Year Ended December 27, 1996

     Net sales increased to $243.6 million for 1997 from $177.4 million for 1996, an increase of $66.2 million or 37.3%. The increase was due primarily to the acquisition of StyroChem Europe on October 15, 1997 and the acquisition of StyroChem on December 5, 1996, as well as growth in the foam packaging business.

     Cost of goods sold decreased to 74.5% of net sales for 1997, from 76.7% of net sales in 1996. The decline in cost of goods sold as a percentage of sales was due primarily to reductions in manufacturing overhead as a percentage of net sales resulting from the acquisition of StyroChem Europe and a decline in raw material prices resulting from improved market conditions.

     Gross profit increased to $62.2 million or 25.5% of net sales for 1997, from $41.4 million or 23.3% of net sales in 1996.

     Distribution expense as a percentage of net sales decreased to 7.4% for 1997, from 7.9% of net sales in 1996. This decline in distribution expense as a percentage of net sales was due primarily to the acquisitions of StyroChem and StyroChem Europe, which had distribution expense as a percentage of net sales of 3.3% and 7.3% in 1997, respectively.

     Selling, general and administrative expenses increased to $30.1 million or 12.4% of net sales for 1997, from $18.7 million or 10.5% of net sales in 1996. The increase in selling, general and administrative costs as a percentage of net sales is attributable to the acquisition of StyroChem Europe, which had selling, general and administrative expenses as a percentage of net sales of 13.9%, and an increase in commissions related to retail sales.

     Income from operations increased to $14.0 million or 5.7% of net sales for 1997, from $7.7 million or 4.4% of net sales in 1996.

     Interest increased to $13.0 million for 1997, from $4.5 million in 1996. This increase was due primarily to an increase in borrowings related to the acquisitions of J.R. Cup, StyroChem and StyroChem Europe, including the issuance of the Series A Notes and Series B Notes.

     Income taxes were a benefit of $2.5 million for 1997, compared to an expense of $0.1 million in 1996. The benefit from income taxes in 1997 relates to the elimination of the valuation allowance previously provided for net operating loss carryforwards, partially offset by income taxes of $2.3 million in 1997.

     Net income increased to $3.6 million or 1.5% of net sales for 1997, from $1.4 million or 0.8% of net sales for the same period in 1996 due to the reasons described above.

Year Ended December 27, 1996 Compared to Year Ended December 29, 1995

     Net sales for 1996 were $177.4 million, more than double the net sales of $86.2 million for 1995. The increase was due primarily to the acquisitions of J.R. Cup on January 20, 1996 and StyroChem on December 5, 1996.

     Costs of goods sold decreased as a percentage of net sales to 76.7% for 1996, from 87.8% in 1995. The decline in cost of goods sold as a percentage of net sales was due primarily to a decline in raw material prices resulting from improved market conditions, the increased purchasing power of the combined company and reductions in manufacturing overhead as a result of the J.R. Cup acquisition.

     Gross profit increased to $41.4 million or 23.3% of net sales for 1996, from $10.5 million or 12.2% of net sales in 1995. The increase in gross profit as a percentage of net sales was due primarily to lower raw material prices and cost reductions related to the J.R. Cup acquisition.

     Distribution expense increased to $14.1 million or 7.9% of net sales for 1996, from $6.0 million or 7.0% of net sales in 1995. The increase in distribution expense as a percentage of net sales was due primarily to rate increases by freight carriers and a higher percentage of consumer sales, which require greater delivery costs. The Company also temporarily incurred additional freight costs as a result of a plant closure and the realignment of customer shipping locations.

     Selling, general and administrative expenses increased to $18.7 million or 10.5% of net sales for 1996, from $9.1 million or 10.5% of net sales in 1995. Selling, general and administrative expenses were fairly constant as a percentage of net sales.

     Income (loss) from operations increased to $7.7 million or 4.4% of net sales for 1996, from a loss from operations of $4.5 million in 1995. As noted above, during 1996, the Company recorded restructuring charges of $0.9 million, due primarily to a plant closure and the relocation of its executive offices.

     Interest increased to $4.5 million or 2.5% of net sales for 1996, from $2.8 million or 3.3% of net sales in 1995 due primarily to an increase in borrowings related to the acquisitions of J.R. Cup and StyroChem.

     Other expense, net decreased to $0.4 million or 0.2% of net sales for 1996 from $0.5 million or 0.6% of net sales in 1995.

     Income (loss) from continuing operations increased to $1.4 million or 0.8% of net sales for 1996, from a loss from continuing operations of $7.9 million in 1995, for the reasons outlined above.

Liquidity and Capital Resources

     During fiscal years 1996 and 1997, the Company's principal sources of funds consisted of cash from operations and financing sources. During the year ended December 26, 1997, after tax cash flow increased to $12.2 million, while working capital provided cash of $0.8 million. Additional borrowings under the credit facilities of $12.7 million and proceeds from the Series B Note offering, offset by an increase in cash of $8.0 million, were used to fund capital expenditures of $18.4 million, a dividend payment of $3.0 million and the acquisition of StyroChem Europe in the amount of $52.3 million. The Company has managed its growth in working capital and capital expenditures through a combination of working capital financing and proceeds of long-term debt financing.

     As of December 26, 1997, the Company had $16.8 million outstanding and $15.1 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. The Company's capital expenditures for fiscal years 1995, 1996 and 1997 were $5.5 million, $4.9 million and $18.4 million, respectively. By completing the sale of the Series A Notes and the Series B Notes, and by entering into its revolving credit agreements, the Company believes that it has increased its flexibility over the next five years to make capital expenditures that management believes will provide an attractive return on investment.

     On October 15, 1997, the Company issued $60.0 million of Series B Notes. The net proceeds to the Company from the offering in the amount of $60.6 million were used to repay existing indebtedness under the Company's revolving credit agreements and to finance the acquisition of StyroChem Europe. The Company also amended its current credit facility, which increased the aggregate commitment to $40.0 million and included a $10.0 million sub-limit for the StyroChem Europe subsidiaries.

     The Company has had an increase in annual debt service requirements from historical levels, due primarily to the acquisitions of StyroChem Europe, StyroChem and J.R. Cup. As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Management believes that cash generated from operations, together with available borrowings under its revolving credit facilities will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements. However, there can be no assurance that sufficient funds will be available from operations or borrowings under its credit agreements to meet the Company's cash needs.

     The statements contained in this Annual Report that are not historical facts, including but not limited to the Company's plans for expansion, facility consolidation, acquisition and raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See "Business--Raw Materials," "Business--Sales, marketing and Customers," "Business--Risks Attendant to Foreign Operations," "Business--Employees" and "Business--Environmental Matters."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries
         Report of Independent Public Accountants                                                       F-1
         Consolidated Balance Sheets as of December 27, 1996 and December 26, 1997                      F-2
         Consolidated Statements of Income for the Fiscal Years Ended December 29, 1995,
           December 27, 1996 and December 26, 1997                                                      F-3
         Consolidated Statements of Changes of Stockholders' (Deficit) Equity for the
           Fiscal Years Ended December 29, 1995, December 27, 1996 and December 26, 1997                F-4
         Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29,
           1995, December 27, 1996 and December 26, 1997                                                F-5
         Notes to Financial Statements                                                                  F-7

The following financial statements are incorporated by reference to the pages indicated of the Company's Prospectus dated February 6, 1998 included in the Company's Registration Statement on Form S-4, Commission File No. 333-42101 and filed as Exhibit 99.1 to this Form 10-K:

J.R. Cup Foam Container Operations of James River Paper Company, Inc.
         Report of Independent Public Accountants                                                      F-23
         Balance Sheets as of December 25, 1994 and December 31, 1995                                  F-24
         Statements of Operations for the Years Ended December 26, 1993, December
           25, 1994 and December 31, 1995                                                              F-25
         Statements of Changes in Owner's Investment for the Years Ended December 26, 1993,
           December 25, 1994 and December 31, 1995                                                     F-26
         Statements of Cash Flows for the Years Ended December 26, 1993, December 25, 1994
           and December 31, 1995                                                                       F-27
         Notes to Financial Statements                                                                 F-28

SP Acquisition Co. and Subsidiaries
         Report of Independent Public Accountants                                                      F-32
         Independent Auditors' Report                                                                  F-33
         Consolidated Balance Sheets as of April 1, 1995, March 30, 1996 and December 5,
           1996                                                                                        F-34
         Consolidated Statements of Income for the Years Ended April 1, 1995 and March 30,
           1996 and the Eight Month Period Ended December 5, 1996                                      F-35
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
           April 1, 1995 and March 30, 1996 and the Eight Month Period Ended December 5,
           1996                                                                                        F-36
         Consolidated Statements of Cash Flows for the Years Ended April 1, 1995 and
           March 30, 1996 and the Eight Month Period Ended December 5, 1996                            F-37

         Notes to Consolidated Financial Statements for the Years Ended April 1, 1995 and
           March 30, 1996 and the Eight Month Period Ended December 5, 1996                            F-38

Neste Oy Polystyrene Upstream Business in Porvoo and Kokemaki
         Report of Independent Public Accountants                                                      F-48
         Balance Sheets as of December 31, 1995 and 1996 and September 30, 1997
           (unaudited)                                                                                 F-49
         Statements of Operations for the Years ended December 31, 1994, 1995 and 1996 and
           the Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                        F-50
         Statements of Changes in Owner's Investment for the Years Ended December 31, 1994,
           1995 and 1996 and the Nine Month Period Ended September 30, 1997 (unaudited)                F-51
         Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and the
           Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                            F-52
         Notes to Financial Statements                                                                 F-53

Isora Oy
         Report of Independent Public Accountants                                                      F-57
         Balance Sheets as of December 31, 1995 and 1996 and September 30, 1997 (unaudited)            F-58
         Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996 and the
           Nine Month Periods Ended September 30, 1996 and 1997 unaudited)                             F-59
         Statements of Changes in Stockholder's Equity for the Years Ended December 31, 1994,
           1995 and 1996 and the Nine Month Period Ended September 30, 1997 (unaudited)                F-60
         Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and the
           Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                            F-61
         Notes to Financial Statements                                                                 F-62

Neste Cellplast AB
         Report of Independent Public Accountants                                                      F-66
         Auditors' Report on Neste Cellplast AB                                                        F-67
         Auditors' Report on Neste Cellplast Aktiebolag                                                F-68
         Balance Sheets as of December 31, 1995 and 1996 and September 30, 1997 (unaudited)            F-69
         Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996 and
           the Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                        F-70
         Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1994,
           1995 and 1996 and the Nine Month Period Ended September 30, 1997 (unaudited)                F-71
         Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and
           the Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                        F-72
         Notes to Financial Statements                                                                 F-73

Neste Thermisol A/S
         Report of Independent Public Accountants                                                      F-77
         Balance Sheets as of December 31, 1995 and 1996 and September 30, 1997
           (unaudited)                                                                                 F-78
         Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996 and
           the Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                        F-79
         Statements of Changes in Shareholder's Equity for the Years Ended December 31, 1994,
           1995 and 1996 and the Nine Month Period Ended September 30, 1997 (unaudited)                F-80
         Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 and
           the Nine Month Periods Ended September 30, 1996 and 1997 (unaudited)                        F-81
         Notes to Financial Statements                                                                 F-82

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There are no matters to be reported hereunder.

                                    PART IV

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company and their ages as of March 20, 1998 are as follows:


              Name                 Age                 Position
              ----                 ---                 --------

      Michael T. Kennedy........   43  President, Chief Executive Officer and Director
      Michael V. Valenza........   38  Senior Vice President - Finance and Chief Financial Officer
      Richard C. Hunsinger......   49  Senior Vice President - Sales and Marketing
      Donald D. Walker..........   56  Senior Vice President - Operations
      John P. McNiff............   37  Senior Vice President - Corporate Development and Director
      R. Radcliffe Hastings.....   47  Senior Vice President, Treasurer and Director
      Donald C. Rogalski........   52  Senior Vice President - Administration
      John P. McKelvey..........   57  Vice President - Human Resources
      Van D. Groenwold..........   65  Vice President - Engineering
      Caroline J. Williamson....   30  Vice President and Corporate Counsel
      Thomas J. Hopkins.........   41  Director
      Vincent F. Garrity, Jr....   60  Director

      Michael T. Kennedy has served as President, Chief Executive Officer and as a director of the Company since its formation in November 1991. Between March 1985 and July 1990, Mr. Kennedy served as Chief Financial Officer of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases. Mr. Kennedy is also a director of Commonwealth Bancorp and Chartwell Investment Partners, LP.

      Michael V. Valenza has served as Senior Vice President - Finance and Chief Financial Officer of the Company since April 1993. He joined the Company in September 1992 as Director of Finance. From 1984 until joining the Company, Mr. Valenza served in a variety of positions with Arthur Andersen LLP, most recently as a manager in the Enterprise Group.

      Richard C. Hunsinger has served as Senior Vice President - Sales and Marketing of the Company since its formation in November 1991. From 1979 through August 1991, Mr. Hunsinger served in various management positions, including Vice President of Sales and Marketing, for Winkler/Flexible Products, Inc., a former division of The Coca Cola Company.

      Donald D. Walker has served as Senior Vice President - Operations of the Company since November 1992. Mr. Walker served as Vice President of Manufacturing and as Director of Manufacturing of the Company from February 1992 through November 1992. From 1969 until February 1992, Mr. Walker served in various management positions with Scott Container Products Group, Inc. (WinCup's predecessor), WMF Corporation and Thompson Industries.

      John P. McNiff has served as Senior Vice President - Corporate Development of the Company since its formation in November 1991 and as a director since May 1997. Previously Mr. McNiff was Vice President-Corporate Development of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases. Mr. McNiff is also a director of Chartwell Investment Partners, LP.


      R. Radcliffe Hastings has served as Senior Vice President and Treasurer of the Company since June 1996 and as a director since May 1997. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of

America, for 18 years. Mr. Hastings has held a variety of management positions in the U.S. banking group and in Bank of America's securities operation, BA Securities, Inc., and was most recently Managing Director of the Money Manager Group.

      Donald C. Rogalski has served as Senior Vice President - Administration of the Company since July 1993. Previously Mr. Rogalski held the positions of Chief Financial Officer and Vice President of Finance for Stiffel Lamp Co. for seven years. Prior to that, Mr. Rogalski worked for Packard Instrument Company for nine years, with his last position there as Controller.

     John P. McKelvey has served as Vice President - Human Resources for the Company since October 1992. From February 1992 until October 1992, Mr. McKelvey was Director of Human Resources for the Company. From 1971 until joining the Company, Mr. McKelvey served in a variety of human resources management positions for Scott Container Products Group, Inc., Texstyrene Corporation, WMF Corporation and Thompson Industries.

     Van D. Groenwold has served as Vice President - Engineering for the Company since November 1992. From February 1992 until November 1992, Mr. Groenwold was Director of Engineering for the Company. From 1982 until joining the Company, Mr. Groenwold held various engineering and quality assurance management positions with Scott Container Products Group, Inc., WMF Corporation and Thompson Industries.

      Caroline J. Williamson has served as Vice President and Corporate Counsel of the Company since March 1997. From March 1996 to March 1997, Ms. Williamson served as counsel for Aetna U.S. Healthcare. From September 1992 to March 1996, Ms. Williamson was an associate with Duane, Morris & Heckscher LLP.

      Thomas J. Hopkins has served as a director of the Company since May 1997. Mr. Hopkins has been a Managing Director of Bear, Stearns & Co. Inc. since March 1997. Mr. Hopkins was employed by Alex. Brown & Sons Incorporated from August 1991 to February 1997, most recently as a Principal.

      Vincent F. Garrity, Jr. has served as a director of the Company since May 1997. Mr. Garrity has been a partner in the law firm of Duane, Morris & Heckscher LLP since 1970.

ITEM 11. EXECUTIVE COMPENSATION

         The directors do not receive separate compensation for their service as directors of the Company. The following table sets forth certain information concerning the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 26, 1997:

                          Summary Compensation Table


                                                                                           Long-Term
                                                                                         Compensation
                                                                                         ------------
                                                              Annual Compensation            Awards
                                                              -----------------------  --------------

                                                                                           Securities
                                                                                           Underlying         All Other
Name and Principal Position                      Year        Salary         Bonus          Options(#)       Compensation
---------------------------                      ----        ------         -----          ----------       ------------
Michael T. Kennedy..........................     1997        $1,500,000    $875,000            -            $    99,214(1)
   President and Chief Executive Officer         1996           863,597      -                 -                  3,766(2)

R. Radcliffe Hastings.......................     1997           175,000     125,000            -               1,666,613(3)
   Senior Vice President and Treasurer           1996            85,755     200,266            -                  -

Michael V. Valenza..........................     1997           175,000     125,000           100                  4,480(2)
   Senior Vice President-Finance and             1996           126,923     100,000            -                   3,359(2)
   Chief Financial Officer

Richard C. Hunsinger........................     1997           175,000      75,000            50                  4,480(2)
   Senior Vice President-Sales and Marketing     1996           146,742      50,000            -                   4,070(2)

Donald D. Walker............................     1997           175,000      75,000            50                  4,480(2)
   Senior Vice President-Operations              1996           146,154      50,000            -                   4,073(2)

--------------
(1) Includes $4,480 of matching contributions by the Company under the 401(k) Retirement Savings Plan and premiums of $94,734 paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(2) Represents a matching contribution by the Company under the 401(k) Retirement Savings Plan.
(3) Represents compensation resulting from the transfer of 60 shares of Voting Common Stock and 540 shares of Class B Nonvoting Common Stock from the majority shareholder.

     The following table sets forth information with respect to options granted during the fiscal year ended December 26, 1997 to the persons named in the Summary Compensation Table above.

                                                 Option Grants in Last Fiscal Year


                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                                                                                               Annual Rate of Stock
                                                                                              Price Appreciation for
                                   Individual  Grants                                             Option Term
----------------------------------------------------------------------------------------   ------------------------------
                                                    % of
                                                    Total
                                 Number of         Options
                                 Securities        Granted
                                 Underlying          to
                                  Options         Employees      Exercise
                                  Granted         in Fiscal        Price      Expiration
            Name                    (#)             Year          ($/Sh)         Date         5% ($)        10% ($)
                               ------------     -----------     ----------    ----------    ----------   ------------
Michael T. Kennedy...........        -                -            -             -             -              -
R. Radcliffe Hastings........        -                -            -             -             -              -
Michael V. Valenza...........        100(1)           22.7%       $6,985        7/25/07     $439,283      $1,113,229
Richard C. Hunsinger.........         50(1)           11.4%        6,985        7/25/07      219,641         556,615
Donald D. Walker.............         50(1)           11.4%        6,985        7/25/07      219,641         556,615

-----------------
(1) These options vest in five equal cumulative installments on August 1, 1998 and each August 1st thereafter through August 1, 2002. All of these options become fully vested, at the election of the committee administering the Company's Equity Incentive Plan, upon certain mergers and consolidations involving the Company or acquisitions by another corporation of a controlling interest in the Company.

     The following table sets forth information with respect to options held at December 26, 1997 by the persons named in the Summary Compensation Table above. No options were exercised by such persons during the fiscal year ended December 26, 1997.

                                                                        Fiscal Year-End Options Values

                                                     Number of Securities Underlying             Value of Unexercised
                                                         Unexercised Options at                  In-the-Money Options
                                                            December 26, 1997                  at December 26, 1997(1)
                                                   ------------------------------------    -----------------------------------
Name                                                 Exercisable        Unexercisable       Exercisable      Unexercisable
----                                                 -----------        -------------       -----------      -------------
Michael T. Kennedy...............................        -                    -                  -               -
R. Radcliffe Hastings............................        -                    -                  -               -
Michael V. Valenza...............................        32                  106              116,320             21,810
Richard C. Hunsinger.............................        90                  60               327,150             36,350
Donald D. Walker.................................        85                  65               308,975             54,525

------------
(1) Based on the estimated fair value of $6,985 per share (as determined by the Company's Board of Directors) of the underlying securities.

Employment Agreements
---------------------

     In May 1993, the Company entered into an employment agreement with Richard
C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President - Sales and Marketing of the Company. The agreement is for an initial term of seven years and six months and, absent 180 days' prior written notice by either party before the end of the initial or any renewal term, renews from year to year thereafter. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000 beginning in 1996, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

     In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Senior Vice President and Treasurer of the Company. The agreement is for an initial term of three years and, absent 90 days' prior written notice by either party before the end of the initial or any renewal term, renews from year to year thereafter. Mr. Hastings received a bonus of $64,000 upon the signing of the agreement, and is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the U.S. during the term of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 20, 1998, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

                                                                                         Number of
                                                                                           Shares
                                                           Title of Class of            Beneficially         Percent
Name of Individual or Identity of Group                      Capital Stock                 Owned             of Class
---------------------------------------------      ------------------------------     ----------------    ----------------
Michael T. Kennedy...........................             Voting Common Stock               480               80.0%
   Three Radnor Corporate Center
   Suite 300
   Radnor, PA 19087

John P. McNiff...............................             Voting Common Stock                60               10.0%
   Three Radnor Corporate Center
   Suite 300
   Radnor, PA 19087

R. Radcliffe Hastings........................             Voting Common Stock                60               10.0%
   Three Radnor Corporate Center
   Suite 300
   Radnor, PA 19087

     The following table sets forth certain information as of March 20, 1998, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.


                                                                                                  Number of
                                                                                                   Shares         Percent
                                                                                                Beneficially         of
      Name of Individual or Identity of Group            Title of Class of Capital Stock           Owned(1)      Class(2)
      ---------------------------------------            -------------------------------           --------      --------
Michael T. Kennedy................................ Voting Common Stock                               480           80.0%
                                                   Class B Nonvoting Common Stock                   3,760          69.6%
                                                   Nonvoting Common Stock                             -              -
Michael V. Valenza................................ Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                             52           18.8%
Richard C. Hunsinger.............................. Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                            140           41.8%
Donald D. Walker.................................. Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                            135           40.9%
R. Radcliffe Hastings............................. Voting Common Stock                                60           10.0%
                                                   Class B Nonvoting Common Stock                    540           10.0%
                                                   Nonvoting Common Stock                             -              -
John P. McNiff.................................... Voting Common Stock                                60           10.0%
                                                   Class B Nonvoting Common Stock                    540           10.0%
                                                   Nonvoting Common Stock                             -              -
Vincent F. Garrity, Jr............................ Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                             -              -
Thomas J. Hopkins................................. Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock

Directors and all executive officers as
   a group (12 persons)........................... Voting Common Stock                               600          100.0%
                                                   Class B Nonvoting Common Stock                   4,840          89.6%
                                                   Nonvoting Common Stock                            535           90.7%

(1) Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 19, 1998, upon the exercise of stock options granted pursuant to the Company's Equity Incentive Plan, as follows: Michael V. Valenza-32; Richard C. Hunsinger-90; Donald D. Walker-85; and the directors and all executive officers as a group-345.
(2) Based upon 600, 245 and 5,400 outstanding shares of Voting Common Stock, Nonvoting Common Stock and Class B Nonvoting Common Stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has advanced $75,000 on a non-interest-bearing basis to Michael
V. Valenza, the Company's Senior Vice President -- Finance and Chief Financial Officer, for certain incurred relocation costs.

     Vincent F. Garrity, Jr., a director of the Company, is a partner of Duane, Morris & Heckscher LLP, which serves as the Company's primary legal counsel. Thomas J. Hopkins, a director of the Company, is a Managing Director of Bear, Stearns & Co. Inc., an investment banking firm that performed services for the Company in 1997 in addition to being one of the Initial Purchasers in the offering of the Series B Notes.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this Annual Report
--------------------------------------------------

1. The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.   Financial Statement Schedules - None.

3.   Exhibits:

     3.1 Restated Certificate of Incorporation of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Inc. (formerly StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the "Original S-4"))

     3.2 Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with the Original S-4)

     3.3          Certificate of Incorporation of WinCup Holdings, Inc.
                  (Incorporated by reference to Exhibit 3.3 filed with the Original S-4)

     3.4 Bylaws of WinCup Holdings, Inc. (Incorporated by reference to Exhibit No. 3.4 filed with the Original S-4)

     3.5          Certificate of Incorporation of Radnor Management, Inc.
                  (Incorporated by reference to Exhibit No. 3.5 filed with the Original S-4)

     3.6 Bylaws of Radnor Management, Inc. (Incorporated by reference to Exhibit No. 3.6 filed with the Original S-4)

     3.7 Certificate of Incorporation of Radnor Chemical Corporation (Incorporated by reference to Exhibit 3.7 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., and Radnor Management, Inc., Commission No. File 333-42101 (the "Series B S-4"))

     3.8 Bylaws of Radnor Chemical Corporation (Incorporated by reference to Exhibit No. 3.10 filed with the Original S-4)

     3.9          Articles of Incorporation of StyroChem U.S., Inc.
                  (Incorporated by reference to Exhibit 3.9 filed with the Series B S-4)

     3.10 Bylaws of StyroChem U.S., Inc. (Incorporated by reference to Exhibit No. 3.12 filed with the Original S-4)

     3.11         Articles of Incorporation of StyroChem Canada, Ltd.

     3.12 Bylaws of StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 3.14 filed with the Original S-4)

     3.13         Certificate of Incorporation of Radnor Delaware, Inc.

     3.14         Bylaws of Radnor Delaware, Inc.

     3.15         Articles of Association of ThermiSol Finland Oy

     3.16         Articles of Association of ThermiSol Denmark ApS

     3.17         Articles of Association of ThermiSol Sweden AB

     3.18         Articles of Association of StyroChem Europe (The Netherlands)
                  B.V.

     3.19         Articles of Association of StyroChem Finland Oy

     4.1 Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

     4.2 First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank

     4.3 Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank

     4.4 Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank

     4.5 Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

     4.6 Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Series B S-4)

     4.7 First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank

     4.8 Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

     10.1 Stock Purchase Agreement among Radnor Holdings Corporation, Richard Davidovich, the Davidovich Charitable Trust, James River Paper Company, Inc., Grupo Industrial Hermes, SA. de C.V., and the Rosenthal Group, dated October 30, 1996 (Incorporated by reference to Exhibit No. 10.1 filed with the Original S-4)

     10.2 Working Capital Escrow Agreement, dated as of December 5, 1996, among Radnor Holdings Corporation, Richard Davidovich and Duane, Morris & Heckscher LLP (Incorporated by reference to Exhibit No. 10.5 filed with the Original S-4)

     10.3 Environmental Escrow Agreement, dated as of December 5, 1996, among Radnor Holdings Corporation, Richard Davidovich and Duane, Morris & Heckscher LLP (Incorporated by reference to Exhibit No. 10.6 filed with the Original S-4)

    *10.4         Sales Agent Agreement, dated January 20, 1996, between
                  James River Paper Company, Inc. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a Sales Agent Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No.
                  10.7 filed with Amendment No.1 to the Original S-4)

    *10.5 Equipment Use Agreement, dated January 20, 1996, as amended by an Equipment Use Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.8 filed with Amendment No.1 to the Original S-4)

     10.6 License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a License Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.9 filed with Amendment No.1 to the Original S-4)

     10.7 Patent License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by an Amendment to Patent License Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.10 filed with Amendment No.1 to the Original S-4)

    *10.8         Contract of Sale, dated as of December 5, 1996, among
                  Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Inc. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

    *10.9         Contract between ARCO Chemical Company and WinCup
                  Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated April 1, 1996, as amended on September, 1996 (Incorporated by reference to Exhibit No. 10.12 filed with Amendment No.1 to the Original S-4)

     10.10        Agreement between BASF Corporation and WinCup Holdings, Inc.
                  (as successor in interest to WinCup Holdings, L.P.), dated March 27, 1996, as supplemented by letter agreement dated April 25, 1996 (Incorporated by reference to Exhibit No. 10.14 filed with Amendment No.1 to the Series B S-4)

     10.11 Sales Agreement between Fina Oil and Chemical Company and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 21, 1996 (Incorporated by reference to Exhibit No. 10.15 filed with Amendment No.1 to the Series B S-4)

    *10.12 Contract of Sale between Scott Polymers, Inc. and WinCup Holdings, Inc., dated February 28, 1992, as amended on February 25, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.16 filed with Amendment No. 1 to the Original S-4)

    *10.13 Supply Agreement by and between Radnor Chemical Corporation and James River Canada, Inc., dated March, 1996 (Incorporated by reference to Exhibit No. 10.17 filed with Amendment No. 1 to the Original S-4)

     10.14 Noncompetition Agreement by and between Radnor Holdings Corporation and Richard Davidovich, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.18 filed with the Original S-4)

     10.15 Consulting Agreement by and between Radnor Holdings Corporation and Richard Davidovich, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.19 filed with the Original S-4)

     10.16 Letter Agreement, dated December 5, 1996, between WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) and James River Paper Company, Inc., regarding Corte Madera subleases (Incorporated by reference to Exhibit No.
                  10.24 filed with the Original S-4)

     10.17        Warehouse Lease, dated October 27, 1992, between Safeway Inc.
                  and James River Paper Company, Inc., as amended, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.25 filed with Amendment No. 1 to the Original S-4)

     10.18 Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

     10.19 Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No.
                  10.27 filed with Amendment No. 1 to the Original S-4)

     10.20        Lease between Stone Mountain Industrial Park, Inc. and W.M.F.
                  Container Corporation, dated October 15, 1984, as amended on September 20, 1989 and on February 28, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.28 filed with Amendment No. 1 to the Original S-4)

     10.21        Lease between Stone Mountain Industrial Park, Inc. and W.M.F.
                  Container Corporation dated June 16, 1977, as amended on August 7, 1984, and on October 15, 1984, and on February 25, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.29 filed with Amendment No. 1 to the Original S-4)

     10.22 Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

     10.23 Operating Lease by and between R-K Ventures Unit I Limited Partnership and WMF Container Corporation, dated August 20, 1987, as amended on November 30, 1990, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No.
                  10.31 filed with Amendment No. 1 to the Original S-4)

     10.24 Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

     10.25 Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

     10.26 Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

     10.27 Standard Commercial Lease by and between Bradford Management Company of Dallas, Inc. and StyroChem U.S., Inc., dated June 22, 1994, as amended on April 5, 1996, and as renewed on October 22, 1996 (Incorporated by reference to Exhibit No.
                  10.35 filed with Amendment No. 1 to the Original S-4)

     10.28 Sublease between Cargologan Inc. and StyroChem Canada, Ltd., dated August 2, 1996 (Incorporated by reference to Exhibit No.
                  10.36 filed with Amendment No. 1 to the Original S-4)

   **10.29 Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

   **10.30 Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

   **10.31 Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

     10.32 Amended and Restated Revolving Credit and Security Agreement, dated December 5, 1996, among The Bank of New York Commercial Corporation, NationsBank, N.A., WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. (Incorporated by reference to Exhibit No. 10.41 filed with Amendment No. 1 to the Original S-4), as amended by Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation, dated October 15, 1997 (Incorporated by reference to Exhibit 10.41 filed with the Series B S-4) as amended by Joinder dated February 9, 1998 joining Radnor Delaware, Inc.

     10.33 Amended and Restated Revolving Credit Note, dated December 5, 1996, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. in favor of The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.42 filed with Amendment No. 1 to the Original S-4)

     10.34 Amended and Restated Revolving Credit Note, dated December 5, 1996, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. in favor of NationsBank, N.A. (Incorporated by reference to Exhibit No. 10.43 filed with Amendment No. 1 to the Original S-4)

     10.35 Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

     10.36 Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

     10.37 Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

     10.38 Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

     10.39 Patent Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.48 filed with Amendment No. 1 to the Original S-4)

     10.40 Patent Assignment of Security, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.49 filed with Amendment No. 1 to the Original S-4)

     10.41 Collateral Assignment, dated as of December 5, 1996, among Radnor Holdings Corporation and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.50 filed with Amendment No.
                  1 to the Original S-4)

     10.42 Partnership Interest Purchase Agreement, dated December 5, 1996, among Radnor Holdings Corporation, WinCup Holdings, Inc. and James River Paper Company, Inc. (Incorporated by reference to Exhibit No. 10.60 filed with the Original S-4)

     10.43 Redemption and Release Agreement by and among Radnor Holdings Corporation, WinCup Holdings, Inc. and Kimberly-Clark Tissue Company, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.61 filed with the Original S-4)

     10.44 Assumption and Modification Agreement, dated as of January 20, 1996, among Scott Paper Company and WinCup Holdings, Inc. (Incorporated by reference to Exhibit No. 10.62 filed with the Original S-4)

     10.45 Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

     10.46 Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

     10.47 Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.65 filed with Amendment No. 1 to the Original S-4)

   **10.48        Employment Agreement, dated April 5, 1996, between
                  WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

     10.49 Sale of Assets Agreement between Neste Oy, Isora Oy, Neste Cellplast AB, Neste Thermisol A/S and StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Sweden AB, ThermiSol Denmark ApS and Radnor Holdings Corporation dated as of September 17, 1997 (Incorporated by reference to Exhibit No. 2.1 filed with the Form 8-K filed by Radnor Holdings Corporation dated October 15, 1997)

     10.50 Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

     10.51 Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

     10.52 Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit
                  10.70 filed with the Series B S-4)

     10.53 Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit
                  10.71 filed with the Series B S-4)

     10.54 Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit
                  10.72 filed with the Series B S-4)

     10.55 Supplement Revolving Multicurrency Credit Agreement among BNY Financial Limited, NationsBank, N.A., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Denmark ApS and ThermiSol Sweden AB Guaranteed by Inter Alia WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation dated October 15, 1997 as amended by Supplement Revolving Multicurrency Credit Agreement among BNY Financial Limited, NationsBank, N.A., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Denmark ApS and ThermiSol Sweden AB Guaranteed by Inter Alia WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation dated November 21, 1997 (Incorporated by reference to Exhibit 10.73 filed with Amendment No. 1 to the Series B S-4)

     10.56 Lease Agreement between Oy KWH Plast Ab, Jakobstad and Isora Oy dated January 24, 1995 (Incorporated by reference to
                  Exhibit 10.74 filed with the Series B S-4)

     10.57 Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit
                  10.75 filed with the Series B S-4)

     10.58 Lease Agreement between Avena Siilot Oy and Neste Oy Polystyreeni dated March 13, 1997 (Incorporated by reference to Exhibit 10.76 filed with the Series B S-4)

     10.59 Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to
                  Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

     10.60 Lease Contract between Lokalo Fastighetsforvaltning and Neste Cellplast AB dated August 16, 1996 (Incorporated by reference to Exhibit 10.78 filed with Amendment No. 1 to the Series B S-4)

     10.61 Lease Contract between Norrtalje Industri- och Hantverkshus AB (NIHAB) and Neste Cellplast AB dated June 26, 1996 (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the Series B S-4)

    *10.62 Styrene Monomer Supply Agreement dated as of October 15, 1997 between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to Exhibit 10.80 filed with Amendment No. 1 to the Series B S-4)

   **10.63 Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

     21.1         List of Subsidiaries of the Registrant

     27.1         Financial Data Schedule (Radnor Holdings Corporation)

     99.1 Pages F-23 to F-84 of the Company's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101

     * Portions of this Exhibit have been deleted pursuant to the Company's Requests for Confidential Treatment pursuant to Rule 406 promulgated under the Securities Act.

     ** This exhibit represents a management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

The Company filed a Form 8-K on October 30, 1997 describing the acquisition of StyroChem Europe on October 15, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RADNOR HOLDINGS CORPORATION


Date:    March 24, 1998                By:  /s/ MICHAEL T. KENNEDY
                                           -----------------------------
                                             Michael T. Kennedy
                                             Chairman of the Board and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY                      Chairman of the Board and                March 24, 1998
--------------------------------            Chief Executive Officer
    Michael T. Kennedy


/s/ R. RADCLIFFE HASTINGS                   Senior Vice President,                   March 24, 1998
--------------------------------            Treasurer and Director
    R. Radcliffe Hastings


/s/ MICHAEL V. VALENZA                      Senior Vice President - Finance,         March 24, 1998
--------------------------------            Chief Financial Officer and
    Michael V. Valenza                      Chief Accounting Officer



/s/ JOHN P. MCNIFF                          Senior Vice President - Corporate        March 24, 1998
--------------------------------            Development and Director
    John P. McNiff


/s/ VINCENT F. GARRITY, JR.                 Director                                 March 24, 1998
--------------------------------
    Vincent F. Garrity, Jr.


/s/ THOMAS J. HOPKINS                       Director                                 March 24, 1998
--------------------------------
    Thomas J. Hopkins

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     Registrant has not sent and does not anticipate sending any annual report to its security holders other than a copy of this Form 10-K report. Registrant has not sent and does not anticipate sending any proxy statement, form of proxy or other proxy solicitation material to more than ten of its security holders with respect to any annual or other meeting of security holders, as it has only three holders of voting securities. If any annual report other than this Form 10-K report is hereafter furnished to Registrant's security holders, or if any proxy statement, form of proxy or other proxy solicitation material is hereafter sent to more than ten of its security holders with respect to any annual or other meeting of security holders, Registrant will furnish four copies thereof to the Securities and Exchange Commission when it is so sent.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Radnor Holdings Corporation:


We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation (a Delaware corporation) and subsidiaries as of December 27, 1996 and December 26, 1997, and the related consolidated statements of income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radnor Holdings Corporation and subsidiaries as of December 27, 1996 and December 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
  March 9, 1998

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    DECEMBER 27, 1996 AND DECEMBER 26, 1997
                    ---------------------------------------

                     (In thousands, except share amounts)


                                                                                  1996               1997
                                                                            ----------------    ---------------
                           ASSETS
                           ------
CURRENT ASSETS:
   Cash                                                                     $            855    $         8,810
   Accounts receivable, net                                                           24,687             28,589
   Inventories, net                                                                   19,078             28,451
   Prepaid expenses and other                                                          3,971              3,520
   Deferred tax asset                                                                  2,380              1,708
                                                                            ----------------    ---------------
                                                                                      50,971             71,078
                                                                            ----------------    ---------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                                3,747              4,073
   Supplies and spare mold parts                                                       2,529              2,825
   Buildings and improvements                                                         18,050             28,662
   Machinery and equipment                                                            91,437            141,421
                                                                            ----------------    ---------------
                                                                                     115,763            176,981
   Less- Accumulated depreciation                                                     (4,372)           (11,868)
                                                                            ----------------    ---------------
                                                                                     111,391            165,113
                                                                            ----------------    ---------------
OTHER ASSETS                                                                          10,007             13,627
                                                                            ----------------    ---------------

                                                                            $        172,369    $       249,818
                                                                            ================    ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                         $         28,884    $        28,565
   Accrued liabilities                                                                13,166             18,151
   Current portion of long-term debt                                                     237                226
                                                                            ----------------    ---------------
                                                                                      42,287             46,942
                                                                            ----------------    ---------------
LONG-TERM DEBT, net of current portion                                               104,362            178,947
                                                                            ----------------    ---------------
DEFERRED TAX LIABILITY                                                                11,173              8,543
                                                                            ----------------    ---------------
OTHER NONCURRENT LIABILITIES                                                             218                411
                                                                            ----------------    ---------------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
   Voting and nonvoting Common stock, 22,700 shares authorized, 6,245
     shares issued and outstanding                                                         1                  1
   Additional paid-in capital                                                         17,720             19,387
   Accumulated deficit                                                                (3,420)            (2,809)
   Cumulative translation adjustment                                                      28             (1,604)
                                                                            ----------------    ---------------
         Total stockholders' equity                                                   14,329             14,975
                                                                            ----------------    ---------------
                                                                            $        172,369    $       249,818
                                                                            ================    ===============

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995,
                 ---------------------------------------------

                    DECEMBER 27, 1996 AND DECEMBER 26, 1997
                    ---------------------------------------

                                (In thousands)


                                                              1995                1996                1997
                                                        ----------------    ----------------    ----------------
NET SALES                                               $         86,239    $        177,395    $        243,583

COST OF GOODS SOLD                                                75,690             135,982             181,404
                                                        ----------------    ----------------    ----------------

GROSS PROFIT                                                      10,549              41,413              62,179
                                                        ----------------    ----------------    ----------------

OPERATING EXPENSES:
   Distribution                                                    6,027              14,099              18,076
   Selling, general and administrative                             9,051              18,676              30,137
   Restructuring charges                                             --                  910                 --
                                                        ----------------    ----------------    ----------------
                                                                  15,078              33,685              48,213
                                                        ----------------    ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                                     (4,529)              7,728              13,966
                                                        ----------------    ----------------    ----------------

OTHER (INCOME) EXPENSE:
   Interest                                                        2,822               4,496              13,004
   Other, net                                                        526                 374                (133)
                                                        ----------------    ----------------    ----------------
                                                                   3,348               4,870              12,871
                                                        ----------------    ----------------    ----------------

     Income (loss) from continuing operations before
       income taxes and minority interest                         (7,877)              2,858               1,095

PROVISION (BENEFIT) FOR INCOME TAXES                                 --                  121              (2,516)

MINORITY INTEREST IN INCOME                                          --                1,348                 --
                                                        ----------------    ----------------    ----------------

     Income (loss) from continuing operations                     (7,877)              1,389               3,611
                                                        ----------------    ----------------    ----------------

DISCONTINUED OPERATIONS:
   Income from operations                                            534                 --                  --
   Gain on disposal                                                2,038                 --                  --
                                                        ----------------    ----------------    ----------------

INCOME FROM DISCONTINUED OPERATIONS
                                                                   2,572                 --                  --

     Income (loss) before extraordinary item                      (5,305)              1,389               3,611

EXTRAORDINARY ITEM-GAIN ON EARLY EXTINGUISHMENT OF
   DEBT                                                           23,828                 710                 --
                                                        ----------------    ----------------    ----------------

NET INCOME                                              $         18,523    $          2,099    $          3,611
                                                        ================    ================    ================


 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
           ----------------------------------------------------------

                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995,
                 ---------------------------------------------

                    DECEMBER 27, 1996 AND DECEMBER 26, 1997
                    ---------------------------------------

                     (In thousands, except share amounts)

                                     Voting and
                                     Nonvoting           Series A
                                    Common Stock        Convertible    Additional                  Cumulative
                                 -------------------     Preferred      Paid-in     Accumulated    Translation
                                 Shares       Amount       Stock        Capital       Deficit      Adjustment       Total
                                --------     -------    -----------    ----------   -----------    -----------   -----------
BALANCE, DECEMBER 30, 1994
                                   6,245    $     1    $      8,014   $     3,497   $   (23,481)   $       --    $   (11,969)
     Net income                      --         --              --            --         18,523            --         18,523
     Accretion of Preferred
       stock redemption value        --         --              561           --           (561)           --            --
                                --------    -------    ------------   -----------   -----------    -----------   -----------

BALANCE, DECEMBER 29, 1995         6,245          1           8,575         3,497        (5,519)           --          6,554
     Net income                      --         --              --            --          2,099            --          2,099
     Effect of partnership
       equity transaction
       (Note 1)                      --         --              --          8,648           --             --          8,648
     Redemption of
       Preferred stock               --         --           (8,575)        5,575           --             --         (3,000)
     Cumulative translation
       adjustment                    --         --              --            --            --              28            28
                                --------    -------    ------------   -----------   -----------    -----------   -----------

BALANCE, DECEMBER 27, 1996         6,245          1             --         17,720        (3,420)            28        14,329
     Net income                      --         --              --            --          3,611            --          3,611
     Transfer of stock
       ownership                     --         --              --          1,667           --             --          1,667
     Cash dividends -- $480
       per share                     --         --              --            --         (3,000)           --         (3,000)
     Currency translation
       adjustment                    --         --              --            --            --          (1,632)       (1,632)
                                --------    -------    ------------   -----------   -----------    -----------   -----------

BALANCE, DECEMBER 26, 1997         6,245    $     1    $        --    $    19,387   $    (2,809)   $    (1,604)  $    14,975
                                ========    =======    ============   ===========   ===========    ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995,
                 ---------------------------------------------

                    DECEMBER 27, 1996 AND DECEMBER 26, 1997
                    ---------------------------------------

                                (In thousands)

                                                                             1995          1996          1997
                                                                         -----------    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    18,523   $    2,099    $    3,611
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities-
       Depreciation and amortization                                           2,380        5,076         9,530
       Deferred income taxes                                                     --            --        (2,627)
       Transfer of stock ownership                                               --            --         1,667
       Minority interest in income                                               --         1,348            --
       Extraordinary gain on early extinguishment of debt                    (23,828)        (710)           --
       Discontinued operations                                                (2,572)         --             --
       Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses--
           Accounts receivable, net                                             (135)      (4,703)        9,540
           Inventories                                                         1,508        2,906        (3,666)
           Prepaid expenses and other                                         (1,465)      (1,314)         (766)
           Accounts payable                                                     (573)         260        (6,511)
           Accrued liabilities                                                     3          263         2,196
                                                                         -----------   ----------    ----------
              Net cash (used in) provided by continuing operations
                                                                              (6,159)       5,225        12,974
              Net cash provided by discontinued operations                     5,978          982            --
                                                                         -----------   ----------    ----------
              Net cash (used in) provided by operating activities
                                                                                (181)       6,207        12,974
                                                                         -----------   ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (5,491)      (4,944)      (18,411)
   Acquisition of J.R. Cup, net of cash acquired                                 --       (21,592)           --
   Acquisition of StyroChem, net of cash acquired                                --       (26,168)           --
   Acquisition of StyroChem Europe, net of cash acquired                         --           --        (52,299)
   Proceeds from sale of discontinued operations                              50,995          --            --
   Increase in other assets                                                       (2)        (835)       (1,368)
                                                                         -----------   ----------    ----------
              Net cash provided by (used in) investing activities
                                                                              45,502      (53,539)      (72,078)
                                                                         -----------   ----------    ----------

                                  (Continued)

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1995,
                 ---------------------------------------------

                    DECEMBER 27, 1996 AND DECEMBER 26, 1997
                    ---------------------------------------

                                (In thousands)

                                  (Continued)

                                                                             1995          1996         1997
                                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on revolving credit lines and unsecured
     notes payable                                                       $   (15,802)  $   (5,006)   $    12,663
   Borrowings on mortgage note                                                   --           364            --
   Payments on mortgage note                                                     --        (4,616)          (248)
   Borrowings on bank term loans                                                 --        19,426            --
   Payments of bank term loans                                               (29,518)     (19,426)           --
   Issuance of senior notes                                                      --       100,000         62,203
   Payments of acquisition notes                                                 --       (35,760)           --
   Payment of dividend                                                           --            --         (3,000)
   Retirement of Preferred stock                                                 --        (3,000)           --
   Other                                                                         --        (3,800)        (3,808)
                                                                         -----------   ----------    -----------
              Net cash provided by (used in) financing activities            (45,320)      48,182         67,810
                                                                         -----------   ----------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          --            --           (751)
                                                                         -----------   -----------   ------------
NET INCREASE IN CASH                                                               1          850          7,955
CASH, beginning of period                                                          4            5            855
                                                                         -----------   ----------    ------------
CASH, end of period                                                      $         5   $      855    $     8,810
                                                                         ===========   ==========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest, including
     discontinued operations                                             $     4,702   $    3,626    $    11,667
                                                                         ===========   ==========    ============
   Cash paid during the period for income taxes, net of refunds of
     $415 in 1997                                                        $       --    $      --     $       196
                                                                         ===========   ==========    ============

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  ORGANIZATION, ACQUISITIONS AND DISCONTINUED OPERATIONS:
    ------------------------------------------------------

The Company
-----------

Radnor Holdings Corporation ("Radnor") was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. ("Benchmark") and WinCup Holdings, Inc. ("WinCup"). Radnor, through its WinCup subsidiary, is the second largest producer in the United States of foam cups and containers for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, Radnor is the fifth largest worldwide producer of expandable polystyrene ("EPS"). Radnor and its subsidiaries (collectively the "Company") sell their products primarily to national, institutional, retail and wholesale customers throughout the U.S., Canada, Mexico, and Europe. The Company markets their products under a variety of brand and trade names, including "WinCup", "Handi-Kup", "StyroChem" and "ThermiSol."

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 37% and 28% of the Company's net sales for fiscal years 1996 and 1997, respectively. Although the Company has not lost sales from its key customers in fiscal years 1996 and 1997, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

StyroChem Europe Acquisition
----------------------------

On October 15, 1997, the Company acquired the polystyrene production and conversion operations of Neste Oy ("StyroChem Europe"). The acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities of StyroChem Europe were recorded at estimated fair values at the date of acquisition. The purchase price was 213.0 million Finnish Markkas (approximately $40.8 million as of the date of closing) plus the net working capital, estimated to be 60.0 million Finnish Markkas (approximately $11.5 million as of the date of closing). The purchase price was allocated to accounts receivable ($13.8 million), inventory ($6.5 million), property, plant and equipment ($40.8 million), accounts payable ($6.4 million) and accrued liabilities ($2.4 million). A portion of the proceeds from the Company's offering of $60.0 million 10% Series B Senior Notes due 2003 was utilized to fund the purchase price.

StyroChem Acquisition
---------------------

On December 5, 1996, the Company acquired all of the issued and outstanding capital stock of and other equity interests in Radnor Chemcial Corporation, formerly SP Acquisition Co. ("StyroChem"), a Delaware corporation. The acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities of StyroChem were recorded at estimated fair values at the date of acquisition.

The purchase price consisted of approximately $23.5 million of cash plus $0.9 million of assumed indebtedness and consulting payments. The purchase price was allocated to cash ($2.4 million), accounts receivable ($11.5 million), inventory ($7.3 million), property, plant and equipment ($23.5 million), other assets ($1.0 million), accounts payable ($16.3 million) and accrued liabilities ($5.0 million). Approximately $1.4 million of the purchase price has been placed in a separate escrow account, and may be used by the Company to satisfy obligations associated with specified environmental matters relating to StyroChem's Texas and Quebec facilities. In addition, the former owner was paid $4.8 million in connection with a five-year agreement not to compete.

J.R. Cup Acquisition
--------------------

On January 20, 1996, WinCup entered into an agreement (the "Agreement") with Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), whereby both parties contributed their fixed assets, leasehold improvements, technology, patents, trademarks, real property and other noncurrent assets associated with their foam cup and container and thermoformed lid manufacturing operations and all inventory, spare parts and other current assets, excluding cash and accounts receivable to WinCup Holdings, L.P. This new entity was structured as a Delaware limited partnership with WinCup as the sole general partner and Fort James as the sole limited partner. Ownership interests were allocated 55% to WinCup and 45% to Fort James. The WinCup contribution of assets and liabilities was accounted for at historical cost.

The acquisition of assets and liabilities from Fort James has been accounted for as a purchase by the partnership in accordance with APB Opinion No. 16 and, accordingly, the assets and liabilities of Fort James have been recorded at estimated fair values at the date of the purchase. The purchase price consisted of approximately (i) $19.1 million of cash, (ii) $16.8 million of promissory notes (Note 3), (iii) the assumption of $1.0 million of liabilities and (iv) the 45% equity interest in the partnership valued at $17.7 million. This partnership equity transaction resulted in an increase in WinCup's pro rata share (55%) of the underlying equity in the partnership which has been recorded as an addition to paid-in capital. The purchase price was allocated to inventories ($8.2 million) and property, plant and equipment ($46.4 million). At January 20, 1996 the minority interest in the partnership was reflected in the Company's consolidated balance sheet at approximately $9.1 million. For the period January 20, 1996 through December 5, 1996, the minority interest (45%) in the income of the partnership was approximately $1.3 million and this amount has been reflected in the consolidated statement of operations.

Pursuant to the Agreement, the Company had the option to acquire Fort James's partnership interest at the times and for the applicable prices set forth in the Agreement, ranging from $15.0 million at January 20, 1996, to $37.3 million at January 20, 2001. Furthermore, Fort James could at any time beginning on the fifth anniversary of the Agreement have required the Company to acquire its interest for $37.3 million. On December 5, 1996, Radnor exercised the option and acquired the 45% partnership interest from Fort James. The price paid by Radnor to acquire the 45% interest exceeded the carrying value of the minority interest by approximately $7.3 million, and this amount has been allocated to fixed assets in the consolidated balance sheet as of December 27, 1996.

Pro Forma Results of Operations
-------------------------------

Operating results of the acquired businesses are included in consolidated results only from the date of acquisition. Unaudited pro forma data reflecting results as if the acquisitions were effective at the beginning of 1996 follow (in thousands):

                                                   1996              1997
                                              --------------    --------------

       Net sales                              $      317,125    $      312,410
       Income from operations                         20,585            21,317
       Income before extraordinary item                3,606             6,811

Pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: increased depreciation of property, plant and equipment, increased interest expense on acquisition debt, and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at the beginning of 1996. In addition, they are not intended to be a projection of future results.

Discontinued Operations
-----------------------

Pursuant to an Asset Purchase Agreement among Benchmark, WinCup and Fort James dated as of October 31, 1995, Benchmark and WinCup agreed to sell to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The only liabilities of Benchmark and WinCup assumed by Fort James were obligations arising after the closing under the assumed leases and assumed material contracts and vacation pay, holiday pay and sick pay earned or accrued during 1995. The sale price was $51.0 million. The gain on the sale was approximately $2.0 million.

The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business have been accounted for as discontinued operations in the accompanying consolidated financial statements.

Summary operating results for the operations sold, excluding the gain on sale, are as follows (in thousands):

                                                                     1995
                                                               --------------

       Net sales                                               $       58,472
       Cost of goods sold                                              45,016
                                                               --------------

       Gross profit                                                    13,456
       Operating expenses                                               9,306
       Other expense                                                    3,616
                                                               --------------

       Income from operations                                  $          534
                                                               ==============

The Company used a portion of the proceeds from the sale to retire certain outstanding debt totaling approximately $48.0 million. An additional $23.8 million of principal and accrued interest was forgiven by the bank lender as part of this transaction. As a result, at the closing of this transaction, the total amount of debt outstanding to the Company's primary bank was reduced to $9.0 million. During 1996, the bank was paid $8.3 million in full satisfaction of this obligation. The extinguishment gains resulting from these transactions have been presented as extraordinary items in the accompanying financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

Fiscal Year
-----------

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the last Friday of December of each year. The fiscal years ended December 29, 1995, December 27, 1996 and December 26, 1997 are fifty-two week periods.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Radnor and all of its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation. The equity method of accounting is used when the Company has a 20% to 50% ownership interest in other companies. Under the equity method, original investments are recorded at cost and adjusted for the Company's share of undistributed earnings or losses of these companies.

Accounts Receivable, Net
------------------------

Accounts receivable are net of allowances for doubtful accounts of $713,000 and $829,000 at December 27, 1996 and December 26, 1997, respectively. Bad debt expense was $135,000, $120,000 and $179,000 for fiscal years 1995, 1996 and
1997, respectively. The related writeoffs of accounts receivable were $57,000, $112,000 and $63,000 for those years, respectively. Additional a reserve of $209,000 was acquired in 1996 as part of the StyroChem Acquisition.

Inventories
-----------

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 27, 1996 and December 26, 1997, consist of the following (in thousands):

                                                     1996             1997
                                               --------------   --------------

       Raw materials                           $        4,503   $        9,612
       Work in process                                  2,242            1,303
       Finished goods                                  12,333           17,536
                                               --------------   --------------

                                               $       19,078   $       28,451
                                               ==============   ==============

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in fiscal 1995, 1996, and 1997 was $2,057,000, $4,451,000 and $7,504,000, respectively.

Supplies and Spare Mold Parts
-----------------------------

Supplies and spare mold parts include maintenance parts maintained in a central stores location. When needed at the manufacturing facilities, parts are shipped and expensed.

Other Assets
------------

Other assets include deferred financing costs of $3.8 million and $6.8 million as of December 27, 1996 and December 26, 1997, respectively, related to the financing arrangements and note offerings executed in 1996 and 1997. Such costs are being amortized over the terms of the related debt instruments. Amortization of deferred financing costs of $232,000 and $836,000 is included in interest expense for the years ended December 27, 1996 and December 26, 1997, respectively. In addition, other assets include a noncompete agreement of $3.8 million, net of amortization of $1.0 million, resulting from the StyroChem Acquisition, which is being amortized over five years.

Environmental Expenditures
--------------------------

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated.

Income Taxes
------------

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.

Revenue Recognition
-------------------

Revenue is recognized when goods are shipped.

Currency Translation
--------------------

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its business. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders' equity. Currency transaction gains and losses, which are included in operating results, are not significant.

Research and Development
------------------------

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs have represented 0.9%, 1.3% and 1.8% of net sales in 1995, 1996 and 1997, respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company's bank term loan and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or LIBOR. The fair value of the senior notes was $166 million at December 26, 1997.

3. LONG-TERM DEBT:
   --------------

Long-term debt consists of the following (in thousands):

                                                                                             1996             1997
                                                                                         ------------      -----------
    Series A Senior  Notes  bearing  interest at 10%,  interest  payable
      semi- annually, due December 1, 2003                                               $  100,000        $  100,000

    Series B Senior Notes, including a premium of $2,159, bearing interest at
      10%, interest payable semi-annually, due December 1,
      2003                                                                                       --            62,159

    Outstanding balance under the $40 million Second Amended and Restated
      Revolving Credit and Security Agreement (the "Amended Credit
      Agreement"), which includes a $10 million European subsidiary sublimit, bearing interest at the Company's option at a rate based upon various formulae as defined within the agreement. At December 26, 1997, the rate was based on 30-day LIBOR (6%) plus 1.75%. The revolving loans under the Amended Credit Agreement will mature on October 15, 2002.
      All the obligations of the Company under the Amended Credit Agreement are secured by a lien on substantially all of the Company's U.S. and
      European subsidiaries' inventory and receivables.                                       3,773            15,544

    Outstanding balance under the Canadian Revolving Credit Facility
      (borrowing capacity of $2.5 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts subfacility), Canadian dollar advances bearing interest at Canadian prime rate (6.0% at December 26, 1997) plus 1.0% and U.S. dollar advances bearing interest at the base rate plus 1.0%. Loans under the
      Canadian Revolving Credit Facility are payable on demand and secured by
      substantially all of the assets of the Canadian subsidiary.                               352             1,244

    Outstanding balance under the Canadian term loan, bearing interest at
      Canadian prime rate (6.0% at December 26, 1997) plus 1.50% payable in equal quarterly principal payments of $81,250 Canadian plus interest, with final payment due November 1998. The term loan is secured by
      substantially all of the assets of the Canadian subsidiary.                               474               226
                                                                                       ------------      ------------
                                                                                            104,599           179,173
     Less - Current portion                                                                    (237)             (226)
                                                                                       ------------      ------------
                                                                                       $    104,362      $    178,947
                                                                                       ============      ============

On October 15, 1997, the Company completed a $60 million Series B Senior Note offering. The proceeds were used to finance the StyroChem Europe acquisition and repay a portion of the outstanding principal and accrued interest under the revolving credit facility.

On December 5, 1996, the Company completed a $100 million Series A Senior Note offering. The proceeds were used to (i) repay existing indebtedness, including amounts outstanding under the Term Note, Revolver, the various subordinated notes and mortgage note payable; (ii) repay certain J.R. Cup acquisition obligations; (iii) redeem the outstanding redeemable convertible Preferred stock and warrants; (iv) finance the StyroChem Acquisition; and, (v) provide working capital.

On October 15, 1997, the Company also entered into the Second Amended Credit Agreement with two banks, as agents and lenders, pursuant to which the Amended and Restated Revolving Credit and Security Agreement dated as of December 5, 1996 was amended and restated. The Amended Credit Agreement includes the Company and certain of its U.S. subsidiaries as borrowers. The Amended Credit Agreement provides for a fee of 0.375% per annum on the undrawn amount of the credit facility and letter of credit fees of 1.75% or 1.5% of the aggregate face amounts of standby letters of credit and documentary letters of credit, respectively. There is a $5 million sublimit on standby letters of credit and a $1 million sublimit on documentary letters of credit. At December 27, 1996 and December 26, 1997, the Company had outstanding $1.7 million and $1.9 million of letters of credit, respectively.

Each of the above agreements contain certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends, the repurchase of stock, the incurrence of additional debt, the amount of capital expenditures and additional investments and the sale or disposition of assets. The Company is also required to maintain a minimum net worth and certain financial ratios including debt to equity, current, debt coverage and earnings to interest expense. The Company is currently in compliance with all financial covenants.

Future debt maturities, excluding the debt premium, are as follows (in thousands):

          1998                                              $        226
          1999                                                       --
          2000                                                       --
          2001                                                       --
          2002                                                    16,788
          2003 and thereafter                                    160,000
                                                            ------------
                                                            $    177,014
                                                            ============

4.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Leases
------

The Company leases certain of its manufacturing, warehouse and office facilities under noncancellable operating lease arrangements. The future minimum payments under these leases are as follows (in thousands):

          1998                                              $      5,768
          1999                                                     4,285
          2000                                                     3,543
          2001                                                     2,907
          2002                                                     2,345
          2003 and thereafter                                      3,829
                                                            ------------
                                                            $     22,677
                                                            ============


Rental expense for all operating leases was $4,545,000, $4,148,000 and $6,144,000 for fiscal years 1995, 1996 and 1997, respectively.

Litigation
----------

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material effect on the Company's financial position or results of operations.

Supply Agreements
-----------------

In December 1996, in connection with the StyroChem Acquisition, the Company renegotiated its contract with Chevron Chemical Company to provide a long-term supply of styrene monomer with volume discounts. The initial term of the new contract extends for seven years. Under the contract, the Company is required to purchase the first 120 million pounds of its domestic styrene monomer requirements per year from Chevron and has certain rights to purchase additional styrene monomer.

In October 1997, in connection with the StyroChem Europe Acquisition, the Company negotiated a contract with Elf AtoChem S.A. to provide a long-term supply of styrene monomer at a reduced price and with volume discounts. The initial term of the new agreement extends for three years. Under the agreement, StyroChem Europe has the right to purchase up to 110 million pounds of styrene monomer per year.

5. STOCKHOLDERS' EQUITY:
   --------------------

The Company is currently authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series Preferred stock. At December 26, 1997, there are issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B

Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $.01. In October 1996, the Company completed a recapitalization in which each outstanding share of Voting Common Stock was converted into 0.1 shares of Voting Common Stock and 0.9 shares of Class B Nonvoting Common Stock.

The Company's principal stockholder transferred ownership of 60 shares of Voting Common Stock and 540 shares of Class B Nonvoting Common Stock to an officer of the Company, and the estimated fair value of such stock has been reflected as compensation expense in the 1997 financial statements.

6.  RESTRUCTURING CHARGES:
    ---------------------

In connection with the J.R. Cup Acquisition, the Company incurred certain restructuring costs related principally to plant closures and severance payments. These costs were incurred and paid during the year ended December 27, 1996.

7.  INCOME TAXES:
    ------------

The components of income (loss) before taxes by source of income are as follows (in thousands):

                                                                         1995          1996          1997
                                                                     -----------    ----------   -----------
        United States                                                $    (7,877)    $   1,648   $      (282)
        Non-U.S.                                                             --           (138)        1,377
                                                                     -----------    ----------   -----------

                                                                     $    (7,877)   $    1,510   $     1,095
                                                                     ===========    ==========   ===========

The provision (benefit) for income taxes for each of the three years in the period ended December 26, 1997 is as follows (in thousands):

                                                                         1995         1996           1997
                                                                     -----------   ----------     ----------
        Current:
          Federal                                                    $       --    $      168     $       20
          State                                                              --            10             34

        Deferred                                                              30          (57)         5,972

        (Generation) utilization of net operating loss
           carryforwards                                                  (3,465)       1,324         (3,785)

        Change in valuation allowance                                      3,435       (1,324)         (4,757)
                                                                     -----------   ----------     -----------

                                                                     $       --    $      121     $    (2,516)
                                                                     ===========   ==========     ============

The components of deferred taxes at December 27, 1996 and December 26, 1997 are as follows (in thousands):

                                                                        1996            1997
                                                                     ----------      ----------
        Deferred tax assets:
          Net operating loss carryforwards                           $    4,757      $    8,542
          Vacation pay and compensation accruals                            528             559
          Bad debt, inventory and returns and allowances                    829             656
          Other accruals                                                  1,261             967
          Valuation allowance                                            (4,757)             --
                                                                     ----------      ----------

                                                                          2,618          10,724

        Deferred tax liabilities:
          Accelerated tax depreciation                                   10,475          16,693
          Other                                                             936             866
                                                                     ----------      ----------

        Net deferred tax liability                                   $   (8,793)     $   (6,835)
                                                                     ==========      ==========

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (in thousands):

                                                                          1995          1996          1997
                                                                     ------------    ----------   -----------
        United States federal statutory income tax                   $     (2,678)   $      972   $       372
        State income taxes, net of federal benefit                           (386)          140            50
        Change in valuation allowance                                       3,435        (1,324)       (4,757)
        Non-deductible expenses                                                22            42             2
        Dividends received from foreign affiliates                            --            --            214
        Other                                                                (393)          291         1,603
                                                                     ------------    ----------   -----------

                                                                     $        --     $      121   $    (2,516)
                                                                     ============    ==========   ===========

As of December 26, 1997, the Company had approximately $20.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2012. A valuation allowance was provided for substantially all of the loss carryforward tax benefit at December 27, 1996. In 1997, as a result of management's reevaluation of the Company's future profitability outlook, the valuation allowance has been eliminated and a tax benefit of $4.8 million has been reflected in the 1997 financial statements.

8.  STOCK OPTION PLAN:
    -----------------

The 1992 Equity Incentive Plan (the "Plan") provides for the grant of non-qualified options to purchase shares of the Nonvoting Common Stock subject to certain limitations. Non-qualified stock options are issuable only to eligible officers and employees of the Company. The Company has reserved 1,249 shares of its Nonvoting Common Stock for issuance under the Plan.

The per share exercise price of a stock option may not be less than 75% of the fair market value of the Nonvoting Common Stock, as determined by the board of directors, on the date the option is granted. Such options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to a date not less than three months prior to the date of exercise. The exercise date of an option granted under the plan cannot be later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance.

The following summarizes the stock option activity under the Plan:

                                                                         1995          1996          1997
                                                                     -----------   -----------    -----------
        Options outstanding at beginning of period                           738          710             700
          Granted                                                            --           --              440
          Exercised                                                          --           --              --
          Canceled                                                           (28)         (10)            (25)
                                                                     -----------   ----------     -----------

        Options outstanding at end of period                                 710          700           1,115
                                                                     ===========   ==========     ===========

        Options available for grant                                          539          549             134
                                                                     ===========   ==========     ===========

        Exercisable at end of period                                         327          362             584
                                                                     ===========   ==========     ===========

The exercise price for all options granted prior to 1997 is $3,350 per share while the exercise price for all shares granted during 1997 is $6,985. These amounts represent the fair market value as determined by the board of directors on the grant dates.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below.


                      (in thousands)                          1997
                                                          -----------

                      Net income - as reported            $     3,611
                      Net income - pro forma                    3,492

This pro forma impact may not be representative of the effects for future years and is likely to increase as additional options are granted and amortized over the vesting period.

As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:
                                                                     1997
                                                                     -----

                       Risk-free rate of interest                    6.31%
                       Expected life in years                          10
                       Dividend yield                                   0%

9.  EMPLOYEE BENEFIT PLAN:
    ---------------------

The Company sponsors a 401(k) savings and profit-sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee's annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit-sharing contribution. There have been no profit-sharing contributions for the three years in the period ended December 26, 1997. Employer matching contributions to the plan amounted to approximately $99,000, $441,000 and $591,000 for each of the three years in the period ended December 26, 1997, respectively.

Additionally, as a result of the StyroChem Europe acquisition, certain of the European subsidiaries maintain retirement benefit plans. Pension expense related to these plans was $181,000 in 1997.

10. RELATED PARTY TRANSACTIONS:
    --------------------------

A director of the Company is a partner in the law firm which serves as the Company's primary legal counsel. During 1997, the Company paid fees of $831,000 to this firm. A director of the Company is a Managing Director of an investment banking firm that performed services for the Company in 1997. During 1997, the Company paid total fees of $1,050,000 to this firm.

11. GEOGRAPHIC SEGMENT INFORMATION:
    ------------------------------

The Company does business in the following geographic locations (in thousands):

                                  United
         1997                     States        Canada       Europe(1)           Eliminations       Consolidated
----------------------        -------------   ----------    -----------          ------------       ------------
Sales to unaffiliated
customers                     $     210,788   $   16,314    $    16,481          $    --            $    243,583

Transfers between
geographic segments                     --         2,252            --             (2,252)                   --

Operating Income                     10,431        1,739          1,796               --                  13,966

Identifiable Assets                 174,581        8,182         67,055               --                 249,818

(1) Represents the results of operations of StyroChem Europe from the October 15, 1997 (date of acquisition) through December 26, 1997.

12. SUPPLEMENTAL FINANCIAL INFORMATION:
    ----------------------------------

Radnor Holdings Corporation is a holding company which has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes are guaranteed by all direct and indirect wholly owned subsidiaries on a full, unconditional, joint and several basis other than certain non-guarantor subsidiaries that individually and in the aggregate are inconsequential. The financial information of the non-guarantor subsidiaries is inconsequential. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

The $60 million Series B Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the year ended December 26, 1997 (in thousands):

                                  Holding          Guarantor        Non-Guarantor
                                  Company        Subsidiaries     Subsidiaries/(1)/  Eliminations    Consolidated
                                -----------      ------------     -----------------  ------------    -------------
Net Sales                       $        --      $    210,788      $    35,047       $     (2,252)   $     243,583
Gross Profit                             --            53,132            9,047                --            62,179
Operating Income                         --            10,438            3,528                --            13,966
Net Income                               --             2,506            1,105                --             3,611

Current Assets                         1,166           42,273           28,775             (1,136)          71,078
Non-Current Assets                   147,334          180,938           48,997           (198,529)         178,740
Current Liabilities                    1,135           29,025           18,120             (1,338)          46,942
Non-Current Liabilities              162,159           61,421           55,447            (91,126)         187,901

/(1)/ Includes the results of operations of StyroChem Europe from the October 15, 1997 (date of acquisition) through December 26, 1997.