Form 10-Q
period 1998-03-27
RADNOR HOLDINGS CORP
filed 1998-05-08
CIK 1029893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                 March 27, 1998

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934 for the
                       transition period from _______ to _______

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

Yes [X]  No [_]


    The number of shares outstanding of the Registrant's common stock as of
                                 May 8, 1998:

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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                       March 27,      December 26,
                                                                         1998             1997
                                                                      -----------     ------------
                                                                      (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS
      Cash                                                             $  3,377         $  8,810
      Accounts receivable, net                                           31,803           28,589
      Inventories, net                                                   34,272           28,451
      Prepaid expenses and other                                          4,771            3,520
      Deferred tax asset                                                  1,715            1,708
                                                                       --------         --------
            Total current assets                                         75,938           71,078
                                                                       --------         --------
PROPERTY, PLANT AND EQUIPMENT                                           180,931          176,981
LESS - ACCUMULATED DEPRECIATION                                         (14,281)         (11,868)
                                                                       --------         --------
NET PROPERTY, PLANT AND EQUIPMENT                                       166,650          165,113
                                                                       --------         --------
OTHER ASSETS                                                             14,481           13,627
                                                                       --------         --------
            Total assets                                               $257,069         $249,818
                                                                       ========         ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                 $ 27,297         $ 28,565
      Accrued liabilities                                                21,136           18,151
      Current portion of long-term debt                                     172              226
                                                                       --------         --------
            Total current liabilities                                    48,605           46,942
                                                                       --------         --------
LONG-TERM DEBT, net of current portion                                  185,043          178,947
                                                                       --------         --------
DEFERRED TAX LIABILITY                                                    8,856            8,543
                                                                       --------         --------
OTHER NONCURRENT LIABILITIES                                                411              411
                                                                       --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Voting and nonvoting common stock, 22,700 shares authorized,
            6,245 shares issued and outstanding                               1                1
      Additional paid-in capital                                         19,387           19,387
      Accumulated deficit                                                (2,157)          (2,809)
      Cumulative translation adjustment                                  (3,077)          (1,604)
                                                                       --------         --------
            Total stockholders' equity                                   14,154           14,975
                                                                       --------         --------
            Total liabilities and stockholders' equity                 $257,069         $249,818
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                                              For the three months ended
                                                          -----------------------------------
                                                            March 27,            March 28,
                                                               1998                 1997
                                                          --------------       --------------
Net sales                                                 $     71,814         $     54,028
Cost of goods sold                                              52,785               40,654
                                                          -------------        -------------

        Gross profit                                            19,029               13,374

Operating expenses:
     Distribution                                                5,173                3,988
     Selling, general and administrative                         8,526                5,489
                                                          -------------        -------------

        Income from operations                                   5,330                3,897

Other (income) expense:
     Interest                                                    4,559                2,824
     Other, net                                                   (281)                 (67)
                                                          -------------        -------------

Income from operations before
     income taxes                                                1,052                1,140

Provision for income taxes
     Current                                                        78                    -
     Deferred                                                      322                   75
                                                          -------------        -------------
                                                                   400                   75
                                                          -------------        -------------

Net income                                                $        652         $      1,065
                                                          =============        =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                  For the three months ended
                                                                              ----------------------------------
                                                                                March 27,           March 28,
                                                                                   1998                1997
                                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $       652          $    1,065
   Adjustments to reconcile net income to cash provided by
     (used in) operating activities-
        Depreciation                                                                  2,441               1,592
        Amortization                                                                    511                 428
        Deferred income taxes                                                           322                   -
        Changes in operating assets and liabilities
          Accounts receivable, net                                                   (3,562)              3,436
          Inventories                                                                (6,359)             (4,011)
          Prepaid expenses and other                                                 (1,280)                246
          Accounts payable                                                             (944)            (3,105)
          Accrued liabilities                                                         3,160               1,250
                                                                              -------------       -------------
               Net cash provided by (used in) operating activities                   (5,059)                901

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                              (4,763)             (2,842)
   Increase in other assets                                                          (1,436)               (922)
                                                                              -------------       -------------

        Net cash used in investing activities                                        (6,199)             (3,764)
                                                                              -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on bank financed debt and
    unsecured notes payable                                                           6,105               5,028
   Cash dividends                                                                         -              (2,402)
                                                                              -------------       -------------

        Net cash provided by financing activities                                     6,105               2,626
                                                                              -------------       -------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                               (280)                  -
                                                                              -------------       -------------

NET DECREASE IN CASH                                                                 (5,433)               (237)

CASH, beginning of period                                                             8,810                 855
                                                                              -------------       -------------

CASH, end of period                                                           $       3,377       $         618
                                                                              =============       =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                                               $         238       $          83
                                                                              =============       =============

  Income taxes paid                                                           $           -       $         111
                                                                              =============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation and subsidiaries (collectively, "Radnor" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year.



(2)  INVENTORIES

     The components of inventories were as follows (in thousands):

                              March 27,      December 26,
                                1998            1997
                             ----------      ------------
     Raw Materials            $10,117           $ 9,612
     Work in Process            1,620             1,303
     Finished Goods            22,535            17,536
                              -------           -------
                              $34,272           $28,451
                              =======           =======

(3)  INTEREST EXPENSE

     Included in interest expense is $277,000 and $140,000 of amortization of deferred financing costs for the three months ended March 27, 1998 and March 28, 1997, respectively. In addition, included in interest expense is debt premium amortization of $70,000 for the three months ended March 27, 1998.

(4)  COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and non-owner changes in equity. For the three months ended March 27, 1998 and March 28, 1997 the Company had comprehensive income (loss) as follows:

                                                   March 27,   March 28,
                                                     1998        1997
                                                  ----------- ----------
     Net Income                                   $    652    $  1,065
     Foreign Currency Translation Adjustment        (1,473)        (28)
                                                  --------    --------
            Comprehensive Income (Loss)           $   (821)   $  1,037
                                                  ========    ========

(5)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company which has no operations or assets separate from its investments in subsidiaries. Radnor's $100 million 10% Senior Notes due 2003 are guaranteed by all direct and indirect wholly owned subsidiaries on a full, unconditional, joint and several basis other then certain non-guarantor subsidiaries that individually and in the aggregate are inconsequential. The financial information of the non-guarantor subsidiaries is inconsequential. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

     The Company's $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months ended March 27, 1998 (in thousands):


                                         Holding        Guarantor    Non-Guarantor
                                         Company      Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                         -------      ------------   ------------    ------------  ------------
     Net Sales                          $      -      $  49,432      $  23,054       $    (672)    $ 71,814
     Gross Profit                              -         12,804          6,225               -       19,029
     Income from Operations                    -          3,520          1,810               -        5,330
     Net Income                                -          1,081            777          (1,206)         652

     Current Assets                        1,364         48,507         31,961          (5,894)      75,938
     Non-Current Assets                  151,065        179,519         46,693        (196,146)     181,131
     Current Liabilities                   5,134         28,864         16,843          (2,236)      48,605
     Non-Current Liabilities             162,089         67,953         56,542         (92,274)     194,310

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Radnor Holdings Corporation and its subsidiaries manufacture and distribute worldwide a variety of specialty chemical and packaging products. The Company's products range from value added specialty chemicals, such as expandable polystyrene resins, to disposable packaging sold to the foodservice industry. Radnor manufactures, markets and sells its products through five operating units comprised of twenty-two manufacturing locations in the U.S., Canada and Europe. The Company, through its predecessors, has been manufacturing foam packaging since 1961.

COMPARABILITY OF PERIODS

     Financial results for the three months ended March 27, 1998 are not fully comparable with the three months ended March 28, 1997 because of the October 1997 acquisition of the polystyrene production operations of Neste Oy ("StyroChem Europe").

THREE MONTHS ENDED MARCH 27, 1998 COMPARED TO THREE MONTHS ENDED MARCH 28, 1997

     Net sales increased to $71.8 million for the three months ended March 27, 1998 from $54.0 million for the same period in 1997, an increase of $17.8 million or 33.0%. The increase was due to the acquisition of StyroChem Europe on October 15, 1997.

     Cost of goods sold as a percentage of net sales decreased to 73.5% for the three months ended March 27, 1998, from 75.2% for the same period in 1997. This decrease was primarily due to a decline in raw material prices resulting from improved market conditions.

     Gross profit increased to $19.0 million or 26.5% of net sales for the three months ended March 27, 1998, from $13.4 million or 24.8% of net sales for the same period in 1997.

     Distribution expense as a percentage of net sales decreased to 7.2% for the three months ended March 27, 1998, from 7.4% of net sales for the same period in 1997. This decrease was primarily due to increased efficiencies in the North American operations resulting from the realignment of shipping points and an increase in the percentage of full truckload shipments.

     Selling, general and administrative expenses as a percentage of net sales increased to 11.9% for the three months ended March 27, 1998, from 10.2% of net sales for the same period in 1997. This increase was due to higher selling and marketing expenses as well as additional administrative costs associated with StyroChem Europe.

     Income from operations increased to $5.3 million or 7.4% of net sales for the three months ended March 27, 1998, from $3.9 million or 7.2% of net sales for the same period in 1997.

     Interest increased to $4.6 million for the three months ended March 27, 1998, from $2.8 million for the same period in 1997. This increase was primarily due to an increase in borrowings related to the acquisition of StyroChem Europe in October 1997.

     Income taxes were $0.4 million for the three months ended March 27, 1998, compared to $0.1 million for the same period in 1997. This increase relates to the elimination, in the prior year, of an income tax valuation allowance that was recorded against the Company's loss carryforward tax benefits.

     Net income decreased to $0.7 million or 1.0% of net sales for the three months ended March 27, 1998, from $1.1 million or 2.0% of net sales for the same period in 1997 due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 27, 1998 and March 28, 1997, the Company's principal source of funds consisted of cash from financing sources. During the 1998 period, after tax cash flow of $4.0 million, borrowings under the Company's credit facilities of $6.1 million and a decrease in cash of $5.4 million were primarily used to fund capital expenditures of $4.8 million and a $9.0 million increase in working capital.

     As of March 27, 1998, the Company had $23.0 million outstanding and $12.4 million of availability under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures.

     As a holding company, Radnor Holdings Corporation is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations under applicable state law and the Company's credit agreements, Radnor Holdings Corporation is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Management believes that cash generated from operations, together with available borrowings under the revolving credit facilities, will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

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

FORWARD LOOKING STATEMENTS

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company's Report on Form 10-K for the year ended December 26, 1997, Commission File No. 333-19495, to which reference is hereby made.

                          PART II  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material effect on the Company's financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             10.1 Second Amendment to Operating Lease dated as of February 20, 1998 between R/K Ventures Unit I Limited Partnership and WinCup Holdings, Inc.
             27.0  Financial Data Schedule

       (b)   Reports on Form 8-K

             There were no reports filed on Form 8-K during the three month period ended March 27, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                      RADNOR HOLDINGS CORPORATION
                                      (registrant)

                                      /s/ Michael V. Valenza
                                      -----------------------------------
Date:  May 8, 1998                    By:
                                      Michael V. Valenza
                                      Senior Vice President-Finance and Chief
                                      Financial Officer