Form 10-Q
period 1998-06-26
RADNOR HOLDINGS CORP
filed 1998-08-05
CIK 1029893

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                 June 26, 1998

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

Yes [ X ]  No [   ]


    The number of shares outstanding of the Registrant's common stock as of
                                August 5, 1998:


                                                                 Number
              Class                                            of Shares
---------------------------------                             -----------
Voting Common Stock; $.10 par value                               600
Nonvoting Common Stock; $.10 par value                            245
Class B Nonvoting Common Stock; $.01 par value                  5,400

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                      June 26,                 December 26,
                                                                                        1998                        1997
                                                                                   --------------              --------------
                                                                                     (Unaudited)
    ASSETS
CURRENT ASSETS
              Cash                                                                  $       4,970              $        8,810
              Accounts receivable, net                                                     35,383                      28,589
              Inventories, net                                                             33,111                      28,451
              Prepaid expenses and other                                                    4,476                       3,520
              Deferred income taxes                                                         1,705                       1,708
                                                                                   --------------              --------------

                            Total current assets                                           79,645                      71,078
                                                                                   --------------              --------------

PROPERTY, PLANT AND EQUIPMENT                                                             186,238                     176,981
LESS - ACCUMULATED DEPRECIATION                                                           (16,782)                    (11,868)
                                                                                   --------------              --------------
NET PROPERTY, PLANT AND EQUIPMENT                                                         169,456                     165,113
                                                                                   --------------              --------------
OTHER ASSETS                                                                               14,242                      13,627
                                                                                   --------------              --------------
                            Total assets                                            $     263,343              $      249,818
                                                                                    =============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
              Accounts payable                                                      $      26,829              $       28,565
              Accrued liabilities                                                          19,986                      18,151
              Current portion of long-term debt and capitalized
                            lease obligations                                                 853                         226
                                                                                   --------------              --------------

                            Total current liabilities                                      47,668                      46,942
                                                                                   --------------              --------------

LONG-TERM DEBT, net of current portion                                                    183,555                     178,947
                                                                                   --------------              --------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                       4,216                          -
                                                                                   --------------              --------------
DEFERRED INCOME TAXES                                                                      10,296                       8,543
                                                                                   --------------              --------------
OTHER NONCURRENT LIABILITIES                                                                  411                         411
                                                                                   --------------              --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
              Voting and nonvoting common stock, 22,700 shares authorized,
                            6,245 shares issued and outstanding                                 1                           1
              Additional paid-in capital                                                   19,387                      19,387
              Retained earnings (deficit)                                                     788                      (2,809)
              Cumulative translation adjustment                                            (2,979)                     (1,604)
                                                                                   --------------              --------------

                            Total stockholders' equity                                     17,197                      14,975
                                                                                   --------------              --------------

                            Total liabilities and stockholders' equity              $     263,343               $     249,818
                                                                                    =============               =============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)


                                                For the three months ended      For the six months ended
                                                --------------------------      ------------------------
                                                June 26,          June 27,      June 26,        June 27,
                                                  1998              1997          1998            1997
                                                --------          --------      --------        --------
Net sales                                       $ 84,063          $ 60,427      $155,877        $114,455
Costs of goods sold                               58,907            44,777       111,692          85,431
                                                --------          --------      --------        --------

         Gross profit                             25,156            15,650        44,185          29,024

Operating expenses:
     Distribution                                  6,033             4,557        11,206           8,545
     Selling, general and administrative           9,734             5,951        18,260          11,440
                                                --------          --------      --------        --------

         Income from operations                    9,389             5,142        14,719           9,039

Other (income) expense:
     Interest, net                                 4,613             2,964         9,172           5,788
     Other, net                                       35               (71)         (246)           (138)
                                                --------          --------      --------        --------

Income before income taxes                         4,741             2,249         5,793           3,389

Provision for income taxes
     Current                                         357               131           435             206
     Deferred                                      1,439               113         1,761             113
                                                --------          --------      --------        --------
                                                   1,796               244         2,196             319
                                                --------          --------      --------        --------
Net income                                      $  2,945          $  2,005      $  3,597        $  3,070
                                                ========          ========      ========        ========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                          For the six months ended
                                                                                   -------------------------------------------
                                                                                      June 26,                    June 27,
                                                                                        1998                        1997
                                                                                   --------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $       3,597              $        3,070
  Adjustments to reconcile net income to cash provided by
    (used in) operating activities-
        Depreciation                                                                        4,933                       3,262
        Amortization                                                                        1,021                         867
        Deferred income taxes                                                               1,761                         113
        Changes in operating assets and liabilities, net of
          acquisition of business-
            Accounts receivable, net                                                       (7,209)                      2,192
            Inventories                                                                    (5,177)                     (3,488)
            Prepaid expenses and other                                                       (996)                        607
            Accounts payable                                                               (1,393)                     (4,244)
            Accrued liabilities                                                             2,834                      (1,556)
                                                                                   --------------              --------------
                Net cash provided by (used in) operating activities                          (629)                       823
                                                                                   --------------              --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                     (8,435)                     (6,981)
  Acquisition of Epsilevy Oy, net of cash acquired                                         (1,049)                        --
  Additional acquisition costs for StyroChem Europe                                          (345)                        --
  Increase in other assets                                                                 (1,782)                     (1,294)
                                                                                   --------------              --------------
                Net cash used in investing activities                                     (11,611)                     (8,275)
                                                                                   --------------              --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on bank financed debt and
    unsecured notes payable                                                                 4,710                      10,946
  Net borrowings on capital lease obligations                                               4,871                         --
  Cash dividends                                                                              --                       (3,000)
                                                                                   --------------              --------------
        Net cash provided by financing activities                                           9,581                       7,946
                                                                                   --------------              --------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                   (1,181)                        --
                                                                                   --------------              --------------
NET (DECREASE) INCREASE IN CASH                                                            (3,840)                        494

CASH, beginning of period                                                                   8,810                         855
                                                                                   --------------              --------------
CASH, end of period                                                                $        4,970              $        1,349
                                                                                   ==============              ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest Paid                                                                    $        8,649              $        5,272
                                                                                   ==============              ==============

  Income Taxes Paid                                                                $          --               $          515
                                                                                   ==============              ==============

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

 (2)   INVENTORIES

  The components of inventories were as follows (in thousands):

                      June 26,     December 26,
                        1998          1997
                      -------       -------
  Raw Materials       $10,927       $ 9,612
  Work in Process       1,525         1,303
  Finished Goods       20,659        17,536
                      -------       -------
                      $33,111       $28,451
                      =======       =======


(3) INTEREST EXPENSE

  Included in interest expense is $266,000 and $136,000 of amortization of deferred financing costs for the three months ended June 26, 1998 and June 27, 1997, respectively, and $543,000 and $276,000 of amortization of deferred financing costs for the six months ended June 26, 1998 and June 27, 1997, respectively. Premium amortization of $76,000 and $146,000 related to the issuance of the Company's 10% Series B Senior Notes due 2003 is included in interest expense for the three months ended June 26, 1998 and six months ended June 26, 1998, respectively.

(4) COMPREHENSIVE INCOME

  In 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and non-owner changes in equity. The Company had comprehensive income as follows:

                                              Three Months Ended   Six Months Ended
                                               -----------------  -------------------
                                               June 26,  June 27,  June 26,   June 27,
                                                1998      1997      1998       1997
                                               ------    ------   -------     ------
  Net Income                                   $2,945    $2,005   $ 3,597     $3,070
  Foreign Currency Translation Adjustment          98         7    (1,375)       (21)
                                               ------    ------   -------     ------
            Comprehensive Income               $3,043    $2,012   $ 2,222     $3,049
                                               ======    ======   =======     ======

(5)  SUPPLEMENTAL FINANCIAL INFORMATION

  Radnor Holdings Corporation is a holding company which has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months and six months ended June 26, 1998 (in thousands):



                                 Holding       Guarantor   Non-Guarantor
                                 Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                              ------------   ------------  ------------  ------------  ------------

                       THREE MONTHS ENDED JUNE 26, 1998
                       --------------------------------
  Net Sales                   $    -         $  56,373     $  31,408     $  (3,718)    $  84,063
  Gross Profit                     -            15,789         9,367             -        25,156
  Income from Operations           -             5,220         4,169             -         9,389
  Net Income                       -             1,595         2,575        (1,225)        2,945

                         SIX MONTHS ENDED JUNE 26, 1998
                         ------------------------------

  Net Sales                   $   -          $ 105,805     $  54,462     $  (4,390)    $ 155,877
  Gross Profit                    -             28,593        15,592             -        44,185
  Income from Operations          -              8,740         5,979             -        14,719
  Net Income                      -              2,676         3,352        (2,431)        3,597

                                 JUNE 26, 1998
                                 -------------

  Current Assets              $    389       $  51,451     $  35,228     $  (7,423)    $  79,645
  Non-Current Assets           146,738         180,838        49,175      (193,053)      183,698
  Current Liabilities            1,132          31,047        16,363          (874)       47,668
  Non-Current Liabilities      162,014          84,671        60,315      (108,522)      198,478

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Radnor manufactures and distributes worldwide a variety of specialty chemical and foam products for the foodservice, insulation and protective packaging industries. In the foodservice industry, the Company is the second largest manufacturer of foam cup and container products, with an estimated 35% share of the U.S. foam cup and container market segment. The Company is also the fifth largest producer worldwide of expandable polystyrene. The Company manufactures, markets and sells its products through five operating units comprised of twenty-three manufacturing locations in the U.S., Canada and Europe.

COMPARABILITY OF PERIODS

  Financial results for the periods presented are not fully comparable because of the October 1997 acquisition of the polystyrene production and conversion operations of Neste Oy ("StyroChem Europe").

THREE MONTHS ENDED JUNE 26, 1998 COMPARED TO THREE MONTHS ENDED JUNE 27, 1997

  Net sales increased to $84.1 million for the three months ended June 26, 1998 from $60.4 million for the same period in 1997, an increase of $23.7 million or 39.2%. The increase was due to the acquisition of StyroChem Europe on October 15, 1997.

  Cost of goods sold as a percentage of net sales decreased to 70.1% for the three months ended June 26, 1998, from 74.1% for the same period in 1997. This decrease was primarily due to a decline in raw material prices, higher levels of production and improved manufacturing efficiencies.

  Gross profit increased to $25.2 million or 29.9% of net sales for the three months ended June 26, 1998, from $15.7 million or 25.9% of net sales for the same period in 1997.

  Distribution expense as a percentage of net sales decreased to 7.1% for the three months ended June 26, 1998, from 7.6% of net sales for the same period in 1997. This decrease was primarily due to increased efficiencies in the North American operations resulting from the realignment of shipping points and an increase in the percentage of full truckload shipments.

  Selling, general and administrative expenses as a percentage of net sales increased to 11.6% for the three months ended June 26, 1998, from 9.8% of net sales for the same period in 1997. This increase was due to higher selling and marketing expenses as well as additional administrative costs associated with StyroChem Europe.

  Income from operations increased to $9.4 million or 11.2% of net sales for the three months ended June 26, 1998, from $5.1 million or 8.5% of net sales for the same period in 1997.

  Interest increased to $4.6 million for the three months ended June 26, 1998, from $3.0 million for the same period in 1997. This increase was primarily due to an increase in borrowings related to the acquisition of StyroChem Europe in October 1997.

  Income taxes were $1.8 million for the three months ended June 28, 1998, compared to $0.2 million for the same period in 1997. This increase relates to the elimination, in the prior year, of an income tax valuation allowance that was recorded against the Company's loss carryforward tax benefits.

  Net income increased to $2.9 million or 3.5% of net sales for the three months ended June 26, 1998, from $2.0 million or 3.3% of net sales for the same period in 1997 due to the reasons described above.

SIX MONTHS ENDED JUNE 26, 1998 COMPARED TO SIX MONTHS ENDED JUNE 27, 1997

  Net sales increased to $155.9 million for the six months ended June 26, 1998 from $114.5 million for the same period in 1997, an increase of $41.4 million or 36.2%. The increase was due to the acquisition of StyroChem Europe on October 15, 1997.

  Cost of goods sold as a percentage of net sales decreased to 71.7% for the six months ended June 26, 1998, from 74.6% for the same period in 1997. This decrease was primarily due to a decline in raw material prices, higher levels of production and improved manufacturing efficiencies.

  Gross profit increased to $44.2 million or 28.3% of net sales for the six months ended June 26, 1998, from $29.0 million or 25.4% of net sales for the same period in 1997.

  Distribution expense as a percentage of net sales decreased to 7.2% for the six months ended June 26, 1998, from 7.5% of net sales for the same period in 1997. This decrease was primarily due to increased efficiencies in the North American operations resulting from the realignment of shipping points and an increase in the percentage of full truckload shipments.

  Selling, general and administrative expenses as a percentage of net sales increased to 11.7% for the six months ended June 26, 1998, from 10.0% of net sales for the same period in 1997. This increase was due to higher selling and marketing expenses as well as additional administrative costs associated with StyroChem Europe.

  Income from operations increased to $14.7 million or 9.4% of net sales for the six months ended June 26, 1998, from $9.0 million or 7.9% of net sales for the same period in 1997.

  Interest increased to $9.2 million for the six months ended June 26, 1998, from $5.8 million for the same period in 1997. This increase was primarily due to an increase in borrowings related to the acquisition of StyroChem Europe in October 1997.

  Income taxes were $2.2 million for the six months ended June 28, 1998, compared to $0.3 million for the same period in 1997. This increase relates to the elimination, in the prior year, of an income tax valuation allowance that was recorded against the Company's loss carryforward tax benefits.

  Net income increased to $3.6 million or 2.3% of net sales for the six months ended June 26, 1998, from $3.1 million or 2.7% of net sales for the same period in 1997 due to the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 26, 1998 and June 27, 1997, the Company's principal source of funds consisted of cash from financing sources. During the 1998 period, after tax cash flow of $11.3 million, borrowings under the Company's credit facilities of $4.7 million, capital lease financing of $4.9 million and a decrease in cash of $3.8 million were primarily used to fund capital expenditures of $8.4 million and a $11.9 million increase in working capital.

  As of June 26, 1998, the Company had $21.3 million outstanding and $15.1 million of availability under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

YEAR 2000 COMPLIANCE

    The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers and there can be no assurance that such suppliers and customers are or will be Year 2000 compliant. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

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

                           PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

       On November 25, 1996, Jackson National Life Insurance Company ("Jackson") and Benchmark Holdings, Inc. ("Holdings") filed suit in Cook County, Illinois Circuit Court against Michael T. Kennedy, Radnor Holdings Corporation ("Radnor"), WinCup Holdings, Inc. ("WinCup"), WinCup Holdings L.P. ("WinCup L.P."), James River Paper Company, Inc. ("James River") and James River Corporation of Virginia. The suit related to the November 1995 sale to James River by Holdings of substantially all of Holdings' assets, consisting of its cutlery and straws operations, and by WinCup of its plastic cup operations. See Note 1 to the Company's Consolidated Financial Statements contained in the Company's Report on Form 10-K for the year ended December 26, 1997, Commission File No. 333-19495.
       Holdings had issued to Jackson certain shares of nonvoting preferred stock in connection with the May 1991 acquisition of the cutlery and straws operations, in which Jackson previously held an unsecured subordinated position. On February 27, 1998, the court dismissed the suit on the basis of forum non conveniens.

       On June 24, 1998, Jackson and Holdings filed an action against the same defendants asserting similar claims relating to the November 1995 sale in the Court of Chancery for the State of Delaware in and for New Castle County. The suit alleges, among other things, that, in connection with the November 1995 sale to James River, Radnor and certain defendants (i) breached or participated in breaching certain fiduciary duties to Jackson and Holdings, (ii) improperly interfered in certain alleged contractual rights of the nonvoting preferred shareholders to prevent the sale from occurring, (iii) committed fraud against Jackson and Holdings in structuring the transaction and in failing to disclose the transaction to Jackson in a timely manner and (iv) usurped Holdings' corporate opportunity in connection with the 1992 acquisition of WinCup. The suit seeks a broad range of remedies including the imposition of a constructive trust, payment to Holdings of the profits received by James River and WinCup L.P. since the sale and WinCup L.P's formation and damages of not less than $30.0 million.

       The Company believes that the allegations in the complaint are without merit. Holdings, through its investment banker, actively solicited a large number of prospective purchasers regarding the sale of the cutlery and straws operations. The Company believes that Jackson had no right to prevent the sale of Holdings' assets. In connection with the sale, Holdings obtained opinions from independent investment banking firms as to the fairness, from a financial point of view, of the transaction to Holdings' stockholders and as to the reasonableness of the negotiated value of the noncompetition agreements. The proceeds received by Holdings from the sale of the cutlery and straws operations, together with all the remaining assets of Holdings, were significantly less than the aggregate outstanding indebtedness of Holdings. As a result, no proceeds were available for distribution to any of Holdings' stockholders, including Jackson. Although it is not possible to predict with certainty the outcome of any legal proceeding, the Company intends to defend this suit vigorously and does not believe that the suit will have a material adverse effect on the Company's financial condition or results of operations.


       The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           4.1 Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank

          10.1 Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated as of March 9, 1998

          27.1  Financial Data Schedule


     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three month period ended June 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                    RADNOR HOLDINGS CORPORATION
                                    (registrant)

                                    /s/ Michael V. Valenza
                                    ---------------------------------------
Date:  August 5, 1998               By:
                                    Michael V. Valenza
                                    Senior Vice President-Finance and
                                    Chief Financial Officer