Form 10-Q
period 1998-09-25
RADNOR HOLDINGS CORP
filed 1998-11-06
CIK 1029893

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                               September 25, 1998

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

Yes [ X ]  No [   ]


    The number of shares outstanding of the Registrant's common stock as of
                               November 6, 1998:

                                                             Number
                   Class                                   of Shares
------------------------------------------------------   -------------

Voting Common Stock; $.10 par value                            600
Nonvoting Common Stock; $.10 par value                         245
Class B Nonvoting Common Stock; $.01 par value               5,400

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                               September 25,          December 26,
                                                   1998                  1997
                                               -------------         --------------
                                                (Unaudited)
                       ASSETS
CURRENT ASSETS
   Cash                                          $   5,325             $  8,810
   Accounts receivable, net                         33,219               28,589
   Inventories, net                                 32,775               28,451
   Prepaid expenses and other                        4,469                3,520
   Deferred income taxes                             1,701                1,708
                                               -------------         --------------
        Total current assets                        77,489               71,078
                                               -------------         --------------
PROPERTY, PLANT AND EQUIPMENT                      199,677              176,981
LESS - ACCUMULATED DEPRECIATION                    (19,197)             (11,868)
                                               -------------         --------------
NET PROPERTY, PLANT AND EQUIPMENT                  180,480              165,113
                                               -------------         --------------
OTHER ASSETS                                        18,693               13,627
                                               -------------         --------------
        Total assets                              $276,662             $249,818
                                               =============         ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                              $ 27,640             $ 28,565
    Accrued liabilities                             25,743               18,151
    Current portion of long-term debt
         and capitalized lease obligations           1,162                  226
                                               -------------         --------------
         Total current liabilities                  54,545               46,942
                                               -------------         --------------
LONG-TERM DEBT, net of current portion             183,998              178,947
                                               -------------         --------------
CAPITALIZED LEASE OBLIGATIONS, net of
    current portion                                  5,053                    -
                                               -------------         --------------
DEFERRED INCOME TAXES                               11,343                8,543
                                               -------------         --------------
OTHER NONCURRENT LIABILITIES                           411                   411
                                               -------------         --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Voting and nonvoting common stock,
         22,700 shares authorized,
         6,245 shares issued and outstanding             1                     1
    Additional paid-in capital                      19,387                19,387
    Retained earnings (deficit)                      1,204                (2,809)
    Cumulative translation adjustment                  720                (1,604)
                                               -------------         --------------
        Total stockholders' equity                  21,312                14,975
                                               -------------         --------------
        Total liabilities and stockholders'
             equity                               $276,662              $249,818
                                               =============         ==============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                              For the three months ended                     For the nine months ended
                                           --------------------------------              ---------------------------------
                                           September 25,     September 26,               September 25,     September 26,
                                               1998              1997                        1998              1997
                                           ---------------   ---------------             ---------------   ---------------
Net sales                                     $78,852           $56,090                     $234,729         $170,545
Cost of goods sold                             54,485            42,299                      166,177          127,730
                                           ---------------   ---------------             ---------------   ---------------
           Gross profit                        24,367            13,791                       68,552           42,815

Operating expenses:
     Distribution                               5,688             4,024                       16,894           12,569
     Selling, general and administrative       10,180             6,307                       28,440           17,747
                                           ---------------   ---------------             ---------------   ---------------
           Income from operations               8,499             3,460                       23,218           12,499

Other (income) expense:
     Interest, net                              4,855             2,993                       14,027            8,781
     Other, net                                   517                44                          271              (94)
                                           ---------------   ---------------             ---------------   ---------------
Income before income taxes                      3,127               423                        8,920            3,812

Provision for income taxes:
     Current                                      314                 4                          749              210
     Deferred                                     897                -                         2,658              113
                                           ---------------   ---------------             ---------------   ---------------
                                                1,211                 4                        3,407              323
                                           ---------------   ---------------             ---------------   ---------------
Net income                                    $ 1,916           $   419                      $ 5,513          $ 3,489
                                           ===============   ===============             ===============   ===============


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                         For the nine months ended
                                                       ------------------------------
                                                       September 25,    September 26,
                                                           1998             1997
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 5,513          $ 3,489
  Adjustments to reconcile net income to cash
    provided by operating activities-
      Depreciation                                        7,496            5,008
      Amortization                                        1,954            1,363
      Deferred income taxes                               2,658              113
      Changes in operating assets and liabilities,
        net of acquisition of business-
          Accounts receivable, net                       (4,335)           4,493
          Inventories, net                               (4,322)          (6,308)
          Prepaid expenses and other                     (1,306)          (1,689)
          Accounts payable                                 (769)          (3,203)
          Accrued liabilities                             7,555              902
                                                       -------------    -------------

            Net cash provided by operating activities    14,444            4,168
                                                       -------------    -------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                (19,252)         (10,312)
    Acquisition of Epsilevy Oy, net of cash acquired     (1,049)              -
    Additional acquisition costs for StyroChem Europe      (345)              -
    Increase in other assets                             (6,866)          (1,676)
                                                       -------------    -------------
      Net cash used in investing activities             (27,512)         (11,988)
                                                       -------------    -------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on bank financed debt and
      unsecured notes payable                             5,258           11,268
    Net borrowings on capital lease obligations           5,776               -
    Cash dividends                                       (1,500)          (3,000)
                                                       -------------    -------------
      Net cash provided by financing activities           9,534            8,268
                                                       -------------    -------------
  EFFECTS OF EXCHANGE RATE CHANGES ON CASH                   49               -
                                                       -------------    -------------
  NET (DECREASE) INCREASE IN CASH                        (3,485)             448
  CASH, beginning of period                               8,810              855
                                                       -------------    -------------
  CASH, end of period                                   $ 5,325          $ 1,303
                                                       =============    =============
  SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                       $ 9,082          $ 5,619
                                                       =============    =============
    Income taxes paid, net of refunds of $137 in 1998   $  (108)         $   717
                                                        ============     ============


  The accompanying notes are an integral part of these condensed consolidated financial statements


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


 (2) INVENTORIES

  The components of inventories were as follows (in thousands):

                         September 25,  December 26,
                             1998           1997
                         -------------  ------------

  Raw Materials            $10,481       $ 9,612
  Work in Process            1,270         1,303
  Finished Goods            21,024        17,536
                           -------       -------
                           $32,775       $28,451
                           =======       =======


(3)  INTEREST EXPENSE

  Included in interest expense is $315,000 and $188,000 of amortization of deferred financing costs for the three months ended September 25, 1998 and September 26, 1997, respectively, and $858,000 and $464,000 of amortization of deferred financing costs for the nine months ended September 25, 1998 and September 26, 1997, respectively. Premium amortization of $85,000 and $231,000 related to the issuance of the Company's 10% Series B Senior Notes due 2003 is included in interest expense for the three months ended September 25, 1998 and nine months ended September 25, 1998, respectively.

(4)  COMPREHENSIVE INCOME

  In 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and non-owner changes in equity. The Company had comprehensive income as follows (in thousands):

                                                 Three Months Ended               Nine Months Ended
                                             ----------------------------   ----------------------------
                                             September 25,  September 26,   September 25,  September 26,
                                                 1998            1997           1998            1997
                                             -------------  -------------   -------------  -------------
  Net Income                                     $1,916          $ 419          $5,513         $3,489
  Foreign Currency Translation Adjustment         3,699             (9)          2,324            (30)
                                                 ------          -----          ------         ------
            Comprehensive Income                 $5,615          $ 410          $7,837         $3,459
                                                 ======          =====          ======         ======

(5)  SUPPLEMENTAL FINANCIAL INFORMATION

  Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months and nine months ended September 25, 1998 (in thousands):

                          Holding      Guarantor   Non-Guarantor
                          Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------    ------------  ------------  ------------  ------------

                                 Three Months Ended September 25, 1998
                                 -------------------------------------
  Net Sales               $      -    $52,195        $28,452       $(1,795)      $78,852
  Gross Profit                   -     13,717         10,650            -         24,367
  Income from Operations         -      2,531          5,968            -          8,499
  Net Income                     -      2,941            503        (1,528)        1,916

                                 Nine Months Ended September 25, 1998
                                 ------------------------------------

  Net Sales               $      -   $158,000        $82,914       $(6,185)     $234,729
  Gross Profit                   -     42,310         26,242            -         68,552
  Income from Operations         -     11,271         11,947            -         23,218
  Net Income                     -      5,617          3,855        (3,959)        5,513

                                         September 25, 1998
                                         ------------------

  Current Assets          $    340   $ 49,091        $32,412       $(4,354)      $ 77,489
  Non-Current Assets       147,887    194,122         52,977      (195,813)       199,173
  Current Liabilities        5,346     35,592         16,465        (2,858)        54,545
  Non-Current Liabilities  161,929     84,787         60,279      (106,190)       200,805

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Radnor manufactures and distributes worldwide a variety of specialty chemical and foam products for the foodservice, insulation and protective packaging industries. In the foodservice industry, the Company is the second largest manufacturer of foam cup and container products. The Company is also the fifth largest producer worldwide of expandable polystyrene. The Company manufactures, markets and sells its products through five operating units comprised of twenty-three manufacturing locations in the U.S., Canada and Europe.

COMPARABILITY OF PERIODS

  Financial results for the periods presented are not fully comparable because of the October 1997 acquisition of the polystyrene production and conversion operations of Neste Oy ("StyroChem Europe").

THREE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1997

  Net sales increased to $78.9 million for the three months ended September 25, 1998 from $56.1 million for the same period in 1997, an increase of $22.8 million or 40.6%. The increase was primarily due to the acquisition of StyroChem Europe on October 15, 1997.

  Cost of goods sold as a percentage of net sales decreased to 69.1% for the three months ended September 25, 1998, from 75.4% for the same period in 1997. This decrease was primarily attributable to a decline in raw material prices, higher levels of production and improved manufacturing efficiencies.

  Gross profit increased to $24.4 million or 30.9% of net sales for the three months ended September 25, 1998, from $13.8 million or 24.6% of net sales for the same period in 1997.

  Distribution expense as a percentage of net sales remained constant at 7.2% for the three month periods ended September 25, 1998 and September 26, 1997.

  Selling, general and administrative expenses as a percentage of net sales increased to 12.9% for the three months ended September 25, 1998, from 11.2% of net sales for the same period in 1997. This increase was primarily due to additional selling and administrative costs associated with StyroChem Europe.

  Income from operations increased to $8.5 million or 10.8% of net sales for the three months ended September 25, 1998, from $3.5 million or 6.2% of net sales for the same period in 1997.

  Interest increased to $4.9 million for the three months ended September 25, 1998, from $3.0 million for the same period in 1997. This increase was primarily due to an increase in borrowings related to the acquisition of StyroChem Europe in October 1997.

  Other expenses for the three months ended September 25, 1998 included $0.8 million in costs related to an attempted acquisition that was terminated by the Company as well as a one-time charge related to the write-off of an investment in an affiliate.

  Income taxes were $1.2 million for the three months ended September 25, 1998, an increase of $1.2 million over the same period in 1997. This increase related to the elimination, in the prior year, of an income tax valuation allowance that was recorded against the Company's loss carryforward tax benefits.

  Net income increased to $1.9 million or 2.4% of net sales for the three months ended September 25, 1998, from $0.4 million or 0.7% of net sales for the same period in 1997 due to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1997

  Net sales increased to $234.7 million for the nine months ended September 25, 1998 from $170.5 million for the same period in 1997, an increase of $64.2 million or 37.7%. The increase was primarily attributable to the acquisition of StyroChem Europe on October 15, 1997.

  Cost of goods sold as a percentage of net sales decreased to 70.8% for the nine months ended September 25, 1998, from 74.9% for the same period in 1997. This decrease was primarily due to a decline in raw material prices, higher levels of production and improved manufacturing efficiencies.

  Gross profit increased to $68.6 million or 29.2% of net sales for the nine months ended September 25, 1998, from $42.8 million or 25.1% of net sales for the same period in 1997.

  Distribution expense as a percentage of net sales decreased to 7.2% for the nine months ended September 25, 1998, from 7.4% of net sales for the same period in 1997. This decrease was primarily due to increased efficiencies in the North American operations resulting from the realignment of shipping points and an increase in the percentage of full truckload shipments.

  Selling, general and administrative expenses as a percentage of net sales increased to 12.1% for nine months ended September 25, 1998, from 10.4% of net sales for the same period in 1997. This increase was due to higher selling and marketing expenses as well as additional administrative costs associated with StyroChem Europe.

  Income from operations increased to $23.2 million or 9.9% of net sales for the nine months ended September 25, 1998, from $12.5 million or 7.3% of net sales for the same period in 1997.

  Interest increased to $14.0 million for the nine months ended September 25, 1998, from $8.8 million for the same period in 1997. This increase was primarily due to an increase in borrowings related to the acquisition of StyroChem Europe in October 1997.

  Other expenses for the nine months ended September 25, 1998 included $0.8 million in costs related to an attempted acquisition that was terminated by the Company as well as a one-time charge related to the write-off of an investment in an affiliate.

  Income taxes were $3.4 million for the nine months ended September 25, 1998, compared to $0.3 million for the same period in 1997. This increase related to the elimination, in the prior year, of an income tax valuation allowance that was recorded against the Company's loss carryforward tax benefits.

  Net income increased to $5.5 million or 2.3% of net sales for the nine months ended September 25, 1998, from $3.5 million or 2.0% of net sales for the same period in 1997 due to the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 25, 1998 and September 26, 1997, the Company's principal sources of funds consisted of cash from operations and financing sources. During the 1998 period, after tax cash flow of $17.6 million, borrowings on bank financed debt of $5.3 million, capital lease financing of $5.8 million and a decrease in cash of $3.5 million were primarily used to fund capital expenditures of $19.3 million, dividends of $1.5 million and a $3.2 million increase in working capital.

  As of September 25, 1998, the Company had $17.1 million outstanding and $17.9 million of availability under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

YEAR 2000 COMPLIANCE

  Many existing computer hardware and software systems use only the last two digits to identify a year. As a result, many systems do not yet recognize the difference between years beginning with "20" instead of "19". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

  The Company's current Year 2000 assessment is that some of its data processing systems are generally not compliant. Some of these systems can easily be updated or modified to be compliant, but several of the Company's systems cannot be updated because of software or hardware limitations. The Company has begun the process of replacing these systems with Year 2000 compliant data processing systems. The cost to upgrade or replace the Company's non-compliant systems is not expected to exceed $400,000, which includes internal costs for personnel, training, supplies, travel and equipment. These costs are expected to be funded through operations.

  In the event that any of the Company's operations remain Year 2000 non-compliant near the end of 1999, the Company plans to transfer the accounting and information processing of those operations to the Company's systems that are Year 2000 compliant. The Company estimates that the overall risk to its operations as a result of non-compliance with Year 2000 for its existing systems in a most likely worst case scenario is less than $250,000. There can be no assurance, however, that this estimate represents the Company's maximum Year 2000 exposure.

  The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company is taking steps to obtain written confirmations that the systems of its suppliers and customers are Year 2000 compliant and to determine whether the nature of any noncompliance would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company anticipates this process will be completed no later than June 25, 1999, and will develop contingency plans, as necessary, based upon the results of the confirmations.

  Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant, or that the operations of such third parties will not be materially impacted by other parties with whom they themselves have a material relationship, and who fail
  to timely become Year 2000 compliant.   Consequently, it is not possible to
  predict whether or to what extent the Year 2000 issues may have an adverse material impact on the Company as a result of their impact on the operations of third parties with whom the Company has a material relationship.

  There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

              27.1  Financial Data Schedule

        (b)  Reports on Form 8-K

             There were no reports filed on Form 8-K during the three month period ended September 25, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                               RADNOR HOLDINGS CORPORATION
                               (registrant)

                               /s/ Michael V. Valenza
                               ----------------------------------

Date:  November 6, 1998        By:
                               Michael V. Valenza
                               Senior Vice President-Finance and
                               Chief Financial Officer