Form 10-K405
period 1998-12-25
RADNOR HOLDINGS CORP
filed 1999-03-22
CIK 1029893

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

                  for the fiscal year ended December 25, 1998

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

                          Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999 there were 600 shares of the Registrant's Voting Common Stock ($.10 par value), 245 shares of the Registrant's Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant's Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

                      DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101, are incorporated by reference in Item 8.

===============================================================================

                          RADNOR HOLDINGS CORPORATION
                                1998 FORM 10-K
                               TABLE OF CONTENTS


ITEM                                                                                     Page
----                                                                                     ----
                                      PART I
                                      ------

 1.        Business                                                                        1
             Packaging & Insulation
               Food Packaging Products                                                     1
               Insulation Products                                                         2
             Specialty Chemicals                                                           2
             General
               Raw Materials                                                               2
               Risks Attendant to Foreign Operations                                       3
               Proprietary Technology and Trademarks                                       3
               Competition                                                                 3
               Employees                                                                   4
               Euro Introduction                                                           4
               Year 2000                                                                   4
               Environmental Matters                                                       4

 2.        Properties
             Packaging & Insulation                                                        7
             Specialty Chemicals                                                           7

 3.        Legal Proceedings                                                               8

 4.        Submission of Matters to a Vote of Security Holders                             8

                                      PART II
                                      -------

 5.        Market for Registrant's Common Equity and Related Stock Matters                 9

 6.        Selected Financial Data                                                        10

 7.        Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          11

 7A.       Quantitative and Qualitative Disclosure About Market Risk                      15

 8.        Financial Statements and Supplementary Data                                    16

 9.        Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                       17

                                      PART III
                                      --------

10.        Directors and Executive Officers of the Registrant                             18

11.        Executive Compensation                                                         20

12.        Security Ownership of Certain Beneficial Owners and Management                 22

13.        Certain Relationships and Related Transactions                                 24

                                      PART IV
                                      -------

14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K               25

                                    PART I

ITEM 1.   BUSINESS

  Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemicals and foam packaging and insulation products for the foodservice, insulation and packaging industries.

  The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry as well as a variety of standard and specialized insulation products. Through its WinCup Holdings, Inc. ("WinCup") subsidiary, the Company is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment primarily manufactures and distributes expandable polystyrene ("EPS") bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation subsidiary, the Company is the fifth largest worldwide producer of EPS.

  Financial information concerning the Company's business segments appears in
Note 11 to the Consolidated Financial Statements included under Item 8 herein. As used in this Report, the term "Radnor" or "Company" includes subsidiaries, unless the context indicates otherwise.

                            PACKAGING & INSULATION

  Radnor's downstream operations consist of food packaging and insulation products where the Company is able to differentiate itself by its product quality, customer service and production technology. The downstream operations obtain nearly 100% of their EPS requirements from the specialty chemicals segment.

FOOD PACKAGING PRODUCTS

  The foam sector of the U.S. disposable cup and container market, which the Company believes had sales of approximately $600 million in 1998, is highly concentrated, with the Company and its primary competitor accounting for more than 80% of the sector.

  The Company manufactures a broad range of foam cups, bowls, containers, packaging products and thermoformed plastic lids. The use of foam provides an insulating feature to the Company's products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes for both hot and cold beverages and are sold under the Dixie(R), COMpac(TM), Profit Pals(R), STYROcup(R), Handi-Kup HK(R), and Simplicity(R) brand names. Foam bowls and other containers are made in varying sizes for both hot and cold food products and are sold under the STYROcontainers(R) brand name. The Company also manufactures thermoformed leak-resistant plastic lids for its cups, bowls and containers.

  The Company sells its disposable food packaging products through a 64-person sales organization and through an extensive network of more than 65 independent sales representatives. Sales and marketing efforts are directed by the Company's Senior Vice President of Sales and Marketing and are supported by 12 senior sales managers with an average of more than 15 years experience in the foodservice industry. The Company believes its experienced sales team and long-term representative relationships enhance the Company's ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products.

  The Company's food packaging products are made with custom-designed foam cup molding machines, lid production machines and foam cup and container printing machines. The Company operates ten plants throughout the U.S. that produce foam cups, containers and lids.

  The Company supplies food packaging products to a number of large national companies and foodservice distributors. No customer represented more than 6.0% of the Company's net sales for 1998. In addition, the five largest accounts represented approximately 21.5% of the Company's net sales for 1998. Although the Company has not lost sales from its key customers in 1996, 1997, 1998 or 1999 to date, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability may be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

INSULATION PRODUCTS

  The Company's insulation operations directly convert EPS produced by the specialty chemicals segment into a full range of building insulation panels, such as roof, wall and floor panels for the building industry, as well as specialized insulation products. These products are sold primarily in Finland and the Scandinavian countries of Denmark, Sweden and Norway and accounted for approximately 13.1% of the Company's consolidated net sales for 1998.

  The Company maintains its own direct sales force for insulation products, which sells to more than 2,000 customers, including large building wholesalers, residential and commercial construction companies and distributors. A portion of the insulation sales force is decentralized, allowing the Company to separately market specialized products in addition to its standard product offerings.

  The Company operates seven plants located in Finland, Sweden and Denmark that manufacture insulation panels from EPS. These plants convert approximately one-third of the Company's production of EPS in Europe into insulation products.

                              SPECIALTY CHEMICALS

  The EPS industry is generally comprised of three grades of material: block grade for rigid board insulation and molded parts, shape grade for a broad range of packaging and specialty applications and T-grade for foodservice containers and lost foam casting. The North American market for EPS products is estimated at approximately 940 million pounds annually, including insulation, packaging and foodservice grades. The European market is estimated at approximately 1.5 billion pounds annually consisting primarily of block and shape grades. Worldwide, there are in excess of 20 manufacturers with the top five accounting for approximately 60% of the market.

  The Company manufactures EPS for its internal consumption in addition to selling directly to third party manufacturers. The specialty chemicals segment supplies nearly 100% of the packaging and insulation segment's EPS requirements. Sales to the packaging and insulation operations were $53.8 million or 37.7% of the specialty chemicals segment's total sales for 1998. The Company's EPS includes a range of bead sizes and densities for conversion into foam containers, light and heavy insulation boards, and various shape products.

  In North America, the Company sells EPS through a dedicated sales force to manufacturers of foam packaging and insulation products. In Europe, the Company markets its EPS and other polystyrene products through a combination of its own sales force, sales agency arrangements with third-party sales offices and manufacturers' representatives. In support of these sales and marketing efforts, the Company employs individuals who are knowledgeable of chemical engineering and manufacturing processes in order to provide technical assistance to customers.

  The Company operates four plants in North America and two plants in Europe that manufacture EPS from styrene monomer. These plants produced more than 285 million pounds or 129,300 metric tons of EPS during 1998.

                                    GENERAL

RAW MATERIALS

  The Company's packaging and insulation products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available in bulk quantities from numerous large, vertically integrated chemical companies. Historically, styrene monomer prices have fluctuated as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. However, in recent years, such prices have been relatively stable. Styrene monomer prices during 1997 ranged from $.28 to $.30 per pound. During 1998 and 1999 to date, styrene monomer prices have ranged from $.23 to $.30 per pound.

  The specialty chemicals business does not insulate the Company's packaging and insulation operations from styrene monomer price fluctuations, although it mitigates the impact of such fluctuations by increasing the Company's flexibility to purchase styrene monomer. Radnor purchases styrene monomer from various suppliers through long-term contracts as well as through spot market transactions.

  The raw materials used by the Company for the manufacture of thermoformed lids are primarily plastic resins such as high-impact polystyrene ("HIPS"). Most of the plastic resins used by the Company, including HIPS, are available from a variety of sources.

RISKS ATTENDANT TO FOREIGN OPERATIONS

  The Company conducts its businesses in numerous foreign countries and as a result is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its businesses. The foreign currencies are ultimately translated into U.S. dollars for financial reporting purposes.

  Note 11 to the Company's financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company's operations and financial position as of and for the years ended December 25, 1998 and December 26, 1997.

PROPRIETARY TECHNOLOGY AND TRADEMARKS

  The Company has developed a broad array of proprietary technology that is utilized in various stages of its manufacturing operations. The Company relies primarily upon confidentiality agreements and restricted plant access to protect its proprietary technology. The Company owns or holds license rights with respect to numerous patents relating to its lid design in manufacturing, embossed cup design and continuous formed foam cup manufacturing processes. The Company, however, does not consider these patents material to its operations.

  The Company holds approximately 35 registered trademarks which are not considered material to its operations.

COMPETITION

  The Company's businesses face strong competition from others, some of which are larger and have greater resources than Radnor.

  Radnor's food packaging business competes in the U.S. principally with Dart Container Corp., which has significantly greater financial resources than the Company and controls the largest share of this market segment. In Europe, Radnor's insulation business competes primarily with several regional manufacturers who have financial resources and market share similar to that of the Company.

  Competition in the packaging and insulation segment is based primarily on customer service, product quality and the price at which the products are offered. The Company believes that its market position is attributable to its high level of customer service and product quality, strategically located manufacturing facilities, proprietary technology and experienced management team. The Company does not believe that other companies operating in related markets are likely to enter the packaging and insulation segment due to the significant investment that would be required.

  In North America, the specialty chemicals business segment competes with Nova Chemicals, Inc., Huntsman Chemical Corp. and BASF Corporation, which are larger and have greater financial resources than the Company and which control a significant share of the market for supplying EPS to manufacturers of insulation and packaging products. In Europe, the Company competes with several companies including BASF Corporation, Shell Oil Company, EniChem S.P.A. and Huntsman Chemical Corp, which are larger and have substantially greater financial resources than Radnor.

  The Company believes that competition within the EPS market is primarily based on price, although customer service and support and high quality products can be significant competitive factors, particularly among the smaller manufacturers of foam insulation and packaging products.

EMPLOYEES

  As of December 25, 1998, the Company had approximately 1,800 full-time employees. Except for employees in Europe, Radnor's employees are not represented by any union. The Company has never experienced a material labor strike or other material labor-related work stoppage and considers its relations with its employees to be good.

  In Finland, over 90% of the Company's employees are represented by one of five unions and the Company is subject to three collective bargaining agreements. In Sweden, over 90% of the Company's employees are represented by one of four unions and the Company is subject to two collective bargaining agreements. The Company is represented in Swedish collective bargaining negotiations by Byggnadamnesforbundet (Construction Materials Federation). The European Union directives regarding employment are applicable to the Company in Finland and Sweden; however, the terms of the collective bargaining agreements will control employment relationships in these countries to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives.

  In Denmark, the Company is a member of Dansk Industri, a large Danish employer association, which has negotiated collective bargaining agreements with various trade unions throughout Denmark. Most of the Company's blue collar employees in Denmark are represented by the trade union SID (semi-skilled workers union). In addition, the Company has negotiated local agreements with its Danish workers that supplement the collective bargaining agreements. Moreover, all contracts for white collar employees in Denmark must include provisions that are at least as favorable as those provided in the Danish Employees Act.

  The Company is dependent on the management experience and continued services of the Company's executive officers, including its Chief Executive Officer, Michael T. Kennedy. The loss of the services of these officers could have a material adverse effect on the Company's business. In addition, the Company's continued growth depends on its ability to attract and retain experienced key employees.

EURO INTRODUCTION

  The Company does not expect the introduction of the Euro resulting from the European Monetary Union to have a significant impact on the Company's business.

YEAR 2000

  Software failures due to processing efforts potentially arising from calculations using Year 2000 dates are a known risk. The Company is currently evaluating and managing the financial and operating risks associated with this problem. Additional information regarding the Company's Year 2000 efforts is included under Item 7 herein.

ENVIRONMENTAL MATTERS

  The Company's facilities are used for manufacturing or warehousing foam conversion products or the EPS from which such products are manufactured. Many of these facilities are subject to federal, state, foreign and local laws and regulations relating to, among other things, emissions to air, discharges to water and the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes.

   Certain of the Company's manufacturing facilities generate air emissions, including volatile organic compounds and particulate matter, that are regulated and require permits and/or emissions control equipment. While the Company believes that the majority of the air emissions from its facilities are properly permitted and controlled, certain of the Company's facilities have been cited for instances of noncompliance, although no material citations were issued within the periods covered by the financial statements included in this Annual Report and all of these citations have been resolved without a material adverse effect on the Company's financial condition or results of operations. Certain of the Company's facilities also have failed to report certain emissions as required, and it is possible that certain of the Company's facilities lack proper air emission permits, that these permits do not address all regulated emissions and/or that certain of the facilities are not in full compliance with all permit conditions. Certain of the Company's Finnish and Scandinavian facilities could be required in the future to reduce emissions of pentane and styrene. The requirement to reduce such air emissions is subject to negotiation with Finnish and Scandinavian regulatory authorities and could require significant capital expenditures. The Company believes, however, that the costs of achieving and maintaining compliance with laws and regulations regarding air emissions are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based on its prior experience in addressing compliance matters that raised potentially similar issues for other facilities. Furthermore, the Company has no knowledge of any claims regarding air emissions that could be expected to have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that the Company could incur significant fines, penalties or capital costs associated with any confirmed noncompliance. There can be no assurance that future environmental laws or regulations, or permit requirements under Title V of the Clean Air Act, will not require substantial expenditures by the Company or significant modifications of the Company's operations.

   Certain of the Company's manufacturing facilities generate wastewater that is regulated and requires permits for discharge. While the Company believes that the majority of the wastewater discharges from its facilities are properly permitted, certain of the Company's facilities have been cited for instances of past noncompliance. All of these citations have been resolved without a material adverse effect on the Company's financial condition or results of operations. Moreover, one of the Company's facilities has failed to report wastewater pretreatment system upset conditions as required, and it is possible that certain of the Company's facilities currently lack proper wastewater discharge permits and/or are not in full compliance with all permit conditions. The Company has no knowledge of any claims regarding wastewater discharge that could be expected to have a material adverse effect on the Company's financial condition or results of operations. The Company believes that the costs of achieving and maintaining compliance with laws and regulations regarding wastewater discharges are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based both on the Company's prior experience in obtaining similar permits or addressing compliance matters that raised potentially similar issues for other facilities and on preliminary estimates of the cost of addressing such potential permit issues. It is possible, however, that the Company could become subject to significant fines, penalties or capital costs associated with any confirmed noncompliance. Furthermore, there can be no assurance that future environmental laws or regulations will not require substantial expenditures by the Company or significant modifications of the Company's operations.

   The Company generates and handles certain hazardous substances, including petroleum products, and wastes in connection with its manufacturing processes. The handling and disposal of these substances and wastes is subject to federal, state, foreign and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. It is possible that certain of the Company's current or former facilities are or were not in full compliance with applicable laws regarding the handling and disposal of these substances and wastes. The soil and shallow groundwater at the Company's domestic EPS facilities are known to contain elevated levels of various contaminants. However, the Company does not believe, based on the results of soil and groundwater testing, that material remediation efforts with respect to these conditions will be required. Although the Company believes that the elevated levels of various contaminants in the soil and shallow groundwater at the Company's domestic EPS facilities and any confirmed noncompliance with applicable laws regarding the handling and disposal of certain hazardous substances have not had, and are not reasonably likely to have, either individually or in the aggregate, a material adverse effect on the Company's financial condition or results of operations, and the Company has no knowledge of claims that could be expected to have a material adverse effect on its financial condition or results of operations, there can be no assurance that the Company will not incur significant costs, fines or penalties in connection with historical on- or off-site handling or disposal of such substances and wastes or cleanup costs for site contamination.

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

ITEM 2.  PROPERTIES

   The following tables set forth, as of December 25, 1998, the Company's major manufacturing, warehouse, machine assembly, utility and office facilities, all of which are owned except as otherwise noted:

                            PACKAGING & INSULATION
                            ----------------------

                                                                                                                 APPROXIMATE
                                                                                                                 FLOOR SPACE
LOCATION                                                                 USE                                       SQ. FT.
--------                                                                 ---                                       -------
Corte Madera, California...................      Manufacturing, warehouse, machine assembly and office                 85,000
                                                 (leased)

Richmond, California.......................      Warehouse (leased)                                                   103,000

El Campo, Texas............................      Manufacturing and warehouse                                           91,000

Higginsville, Missouri.....................      Manufacturing and warehouse                                           68,000

Jacksonville, Florida......................      Manufacturing and warehouse (leased)                                 128,000

Edison, New Jersey.........................      Warehouse (leased)                                                    95,000

Metuchen, New Jersey.......................      Manufacturing                                                         85,000

Mount Sterling, Ohio.......................      Manufacturing and warehouse                                           50,000

Shreveport, Louisiana......................      Manufacturing and warehouse                                           73,000

Stone Mountain, Georgia....................      Manufacturing and warehouse (partially leased)                       315,000

Phoenix, Arizona/(1)/......................      Manufacturing, warehouse, machine assembly and office                182,000
                                                 (leased)

West Chicago, Illinois.....................      Manufacturing, warehouse and office (partially leased)               287,000

Nurmijarvi, Finland........................      Manufacturing, warehouse and office                                   49,000

Vammala, Finland...........................      Manufacturing, warehouse and office                                  172,000

Muurola, Finland...........................      Manufacturing, warehouse and office (leased)                          11,000

Pietarsaari, Finland.......................      Manufacturing, warehouse and office (leased)                          36,000

Norrtalje, Sweden..........................      Manufacturing, warehouse and office (leased)                          63,000

Vargarda, Sweden...........................      Manufacturing, warehouse and office                                   63,000

Hedensted, Denmark.........................      Manufacturing, warehouse and office                                   44,000

__________________
(1) The Company purchased its Phoenix, Arizona manufacturing facility on March 1, 1999 for $9.4 million. This facility has 170,000 square feet of space and represents 93% of the total floor space utilized by the Company in Phoenix.

                              SPECIALTY CHEMICALS
                              -------------------

                                                                                                               APPROXIMATE
                                                                                                               FLOOR SPACE
LOCATION                                                                 USE                                     SQ. FT.
--------                                                                 ---                                     -------
Fort Worth, Texas..........................      Manufacturing, warehouse and office (partially leased)             76,000

Saginaw, Texas.............................      Manufacturing, warehouse and office                               106,000

Baie D'Urfe, Quebec........................      Manufacturing, warehouse and office                                90,000

                                                 Manufacturing, warehouse, machine assembly, utility and           112,000
Porvoo, Finland............................      office (partially leased)


Kokemaki, Finland..........................      Manufacturing, warehouse, utility and office (leased)              52,000

   In addition, the Company leases approximately 8,000 square feet in Radnor, Pennsylvania for its executive offices. The Company believes that its present facilities are adequate for its current operations and that it will be able to lease or otherwise acquire any additional facilities as may be required for its future operations.

ITEM 3.   LEGAL PROCEEDINGS

  On November 25, 1996, Jackson National Life Insurance Company ("Jackson") and Benchmark Holdings, Inc. ("Holdings") filed suit in Cook County, Illinois Circuit Court against Michael T. Kennedy, Radnor Holdings Corporation ("Radnor"), WinCup, WinCup Holdings L.P. ("WinCup L.P."), James River Paper Company, Inc. ("James River") and James River Corporation of Virginia. The suit related to the November 1995 sale to James River by Holdings of substantially all of Holdings' assets, consisting of its cutlery and straws operations, and by WinCup of its plastic cup operations. Holdings had issued to Jackson certain shares of nonvoting preferred stock in connection with the May 1991 acquisition of the cutlery and straws operations, in which Jackson previously held an unsecured subordinated position. On February 27, 1998, the court dismissed the suit on the basis of forum non conveniens.

  On June 24, 1998, Jackson and Holdings filed an action against the same defendants asserting similar claims relating to the November 1995 sale in the Court of Chancery for the State of Delaware in and for New Castle County. The suit alleges, among other things, that, in connection with the November 1995 sale to James River, Radnor and certain defendants (i) breached or participated in breaching certain fiduciary duties to Jackson and Holdings, (ii) improperly interfered in certain alleged contractual rights of the nonvoting preferred shareholders to prevent the sale from occurring, (iii) committed fraud against Jackson and Holdings in structuring the transaction and in failing to disclose the transaction to Jackson in a timely manner and (iv) usurped Holdings' corporate opportunities in connection with the 1992 acquisition of WinCup and the 1996 formation of WinCup L.P. The suit seeks a broad range of remedies including the imposition of a constructive trust, payment to Holdings of the profits received by James River and WinCup L.P. since the sale and WinCup L.P's formation and damages of not less than $30.0 million.

  The Company believes that the allegations in the complaint are without merit. Holdings, through its investment banker, actively solicited a large number of prospective purchasers regarding the sale of the cutlery and straws operations. The Company believes that Jackson had no right to prevent the sale of Holdings' assets. In connection with the sale, Holdings obtained opinions from independent investment banking firms as to the fairness, from a financial point of view, of the transaction to Holdings' stockholders and as to the reasonableness of the negotiated value of certain noncompetition agreements negotiated as part of the sale transaction. The proceeds received by Holdings from the sale of the cutlery and straws operations, together with all the remaining assets of Holdings, were significantly less than the aggregate outstanding indebtedness of Holdings. As a result, no proceeds were available for distribution to any of Holdings' stockholders, including Jackson. Although it is not possible to predict with certainty the outcome of any legal proceeding, the Company intends to defend this suit vigorously and does not believe that the suit will have a material adverse effect on the Company's financial condition or results of operations.

  The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material adverse effect on the Company's financial position or results of operations.

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

HOLDERS
-------

   As of March 19, 1999, there were 3 holders of record of the Company's Voting Common Stock, 12 holders of record of the Company's Nonvoting Common Stock and 7 holders of record of the Company's Class B Nonvoting Common Stock.

DIVIDENDS
---------

   In August 1998, the Company declared a dividend of $240.20 per share of the Company's Voting Common Stock, Nonvoting Common Stock and Class B Nonvoting Common Stock, which was paid in September 1998. As with any company, the declaration and payment of dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company's credit agreements and the indentures pursuant to which the Company issued its 10% Senior Notes due 2003 on December 5, 1996 (the "Series A Notes") and its 10% Series B Senior Notes due 2003 on October 15, 1997 (the "Series B Notes").

ITEM 6.   SELECTED FINANCIAL DATA

  The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of the Financial Condition and Results of Operations, included elsewhere herein.

                                                                                    FISCAL YEAR ENDED
                                                    -----------------------------------------------------------------------------

                                                       DEC. 30,        DEC. 29,         DEC. 27,       DEC. 26,        DEC. 25,
                                                       1994/(1)/       1995/(1)/       1996/(2)/       1997/(3)/         1998
                                                    ------------   --------------   -------------   ------------    -------------
                                                                       ($ in thousands, except per share amounts)
RESULTS OF OPERATIONS:

Net sales                                               $ 80,850         $ 86,239        $177,395       $243,583         $311,137
Cost of goods sold                                        64,078           75,690         135,982        181,404          220,691
                                                    ------------   --------------   -------------   ------------    -------------

Gross profit                                              16,772           10,549          41,413         62,179           90,446
Distribution expense                                       5,584            6,027          14,099         18,076           23,004
Selling, general and administrative expenses               8,209            9,051          18,676         30,137           38,965
Restructuring charges                                          -                -             910              -                -
                                                    ------------   --------------   -------------   ------------    -------------

Income (loss) from operations                              2,979           (4,529)          7,728         13,966           28,477
Interest                                                   3,001            2,822           4,496         13,004           18,776
Other (income) expense, net                                  290              526             374           (133)             965
                                                    ------------   --------------   -------------   ------------    -------------

Income (loss) from continuing operations
     before income taxes and minority interest              (312)          (7,877)          2,858          1,095            8,736
Income tax expense (benefit)/(4)/                              -                -             121         (2,516)           3,340
                                                    ------------   --------------   -------------   ------------    -------------

Income (loss) from continuing operations
     before minority interest                               (312)          (7,877)          2,737          3,611            5,396
Minority interest in income/(5)/                               -                -           1,348              -                -
                                                    ------------   --------------   -------------   ------------    -------------

Income (loss) from continuing operations                $   (312)        $ (7,877)       $  1,389       $  3,611         $  5,396
                                                    ============   ==============   =============   ============    =============

BALANCE SHEET DATA (AT END OF PERIOD):

Working capital (deficit)                               $  1,620         $(10,362)       $  8,684       $ 24,136         $ 23,909
Total assets                                              43,033           46,588         172,369        249,818          278,796
Total debt (including current portion)                    35,410           16,252         104,599        179,173          190,382
Stockholders' equity (deficit)                           (11,969)           6,554          14,329         14,975           20,949
Cash dividends per share                                       -                -               -            480              240

_____________________
(1) The Company's financial data do not include the results from the cutlery, straws and plastic cup operations which were sold in 1995 and reflected as discontinued operations in the Company's consolidated financial statements.
(2) The financial data include the Company and its consolidated subsidiaries, excluding discontinued operations, as of and for the year ended December 27, 1996. Prior to January 20, 1996 and December 5, 1996, the Company's results from continuing operations do not include the results of J.R. Cup and StyroChem (as such terms are defined in Item 7), respectively, which were acquired on those respective dates. See Note 1 to the Company's consolidated financial statements included herein.
(3) The financial data include the Company and its consolidated subsidiaries, excluding discontinued operations, as of and for the year ended December 26, 1997. Prior to October 15, 1997, the Company's results from continuing operations do not include the results of StyroChem Europe (as such term is defined in Item 7), which was acquired on that date. See Note 1 to the Company's consolidated financial statements included herein.
(4) See Note 7 to the Company's consolidated financial statements included herein.
(5) See Note 1 to the Company's consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS
---------------------

   The following discussion and analysis should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included elsewhere herein. In addition, financial results for 1996, 1997 and 1998 are not fully comparable because of the January 1996 acquisition of the U.S. foam container operations of Fort James Corporation, formerly James River ("J.R. Cup"), the December 1996 acquisition of Radnor Chemical Corporation and its subsidiaries, formerly SP Acquisition Co. ("StyroChem") and the October 1997 acquisition of the polystyrene production and conversion operations of Neste Oy ("StyroChem Europe").

CONSOLIDATED

(Millions of dollars)              1998           1997          1996
-------------------------------------------------------------------------
Net sales                          $311.1         $243.6        $177.4
-------------------------------------------------------------------------

Gross profit                         90.4           62.2          41.4
-------------------------------------------------------------------------

Operating expenses                   61.9           48.2          33.7
-------------------------------------------------------------------------

Income from operations               28.5           14.0           7.7
-------------------------------------------------------------------------

   The Company achieved record sales and income from operations for the year ended December 25, 1998. Net sales increased 27.7% to $311.1 million as a result of the acquisition of StyroChem Europe on October 15, 1997 and growth in the Company's domestic specialty chemical business. Gross profit increased to $90.4 million from $62.2 million in 1997. This 45.3% increase was primarily attributable to the acquisition of StyroChem Europe, increased manufacturing efficiencies and favorable raw material pricing within the specialty chemical segment. Operating expenses increased marginally in 1998 to 19.9% of net sales from 19.8% of net sales in 1997.

   Fiscal 1997 sales increased by $66.2 million or 37.3% over 1996. This increase was attributable to the acquisition of StyroChem Europe on October 15, 1997 and the acquisition of StyroChem on December 5, 1996, as well as growth in the domestic food packaging business. Gross profit increased to $62.2 million or 25.5% of net sales for 1997, from $41.4 million or 23.3% of net sales in 1996. This increase was primarily attributable to the acquisition of StyroChem Europe and StyroChem, as well as a decline in raw material prices within the specialty chemical business segment. Operating expenses increased to 19.8% of net sales in 1997 from 19.0% of net sales in 1996 as a result of increased selling commissions to retail customers within the packaging and insulation segment and increased selling and administrative costs related to the acquisition of StyroChem Europe.

SEGMENT ANALYSIS

Packaging & Insulation

(Millions of dollars)              1998           1997          1996
---------------------------------------------------------------------------
Net sales                          $221.6         $187.9        $175.0
---------------------------------------------------------------------------

Gross profit                         57.2           46.6          40.7
---------------------------------------------------------------------------

Operating expenses                   43.0           37.1          33.4
---------------------------------------------------------------------------

Income from operations               14.2            9.5           7.3
---------------------------------------------------------------------------

   Net sales in the packaging and insulation business segment increased by $33.7 million in fiscal 1998 to $221.6 million. This 17.9% increase over 1997 was due to the acquisition of the insulation operations of StyroChem Europe on October 15, 1997. Gross profit increased to 25.8% of net sales in 1998 from 24.8% of net sales in 1997 as a result of the acquisition of StyroChem Europe. Operating expenses declined to 19.4% of net sales in 1998 from 19.7% of net sales in 1997 as a result of lower distribution costs within the domestic packaging operations. The packaging and insulation segment had record income from operations in 1998 of $14.2 million.

   Fiscal 1997 net sales increased by $12.9 million over 1996. This 7.4% increase was due to growth within the domestic food packaging business and the acquisition of the insulation operations of StyroChem Europe. Gross profit increased to 24.8% of net sales in 1997 from 23.3% of net sales in 1996. This increase was attributable to increased manufacturing efficiencies within the domestic food packaging business. Operating expenses increased to $37.1 million in 1997 from $33.4 million in 1996 as a result of the acquisition of StyroChem Europe. Income from operations increased by $2.2 million or 30.1% during 1997 due to the reasons described above.

Specialty Chemicals

(Millions of dollars)              1998           1997         1996
-------------------------------------------------------------------------
Net sales                          $142.6         $85.2        $ 3.7
-------------------------------------------------------------------------

Gross profit                         33.2          16.1          0.7
-------------------------------------------------------------------------

Operating expenses                   17.8          11.0          0.3
-------------------------------------------------------------------------

Income from operations               15.4           5.1          0.4
-------------------------------------------------------------------------

   Net sales increased to $142.6 million for 1998 from $85.2 million for 1997, an increase of $57.4 million or 67.4%. Net sales include $53.8 million, $29.5 million and $1.3 million of sales to the packaging and insulation segment for fiscal 1998, 1997 and 1996, respectively, that are eliminated in consolidation. The increase in net sales from 1997 to 1998 is the result of increased sales in the Company's domestic specialty chemical operations as well as the acquisition of StyroChem Europe. Gross profit increased to 23.3% of net sales in 1998 from 18.9% in 1997. This increase was the result of increased operating efficiencies and favorable raw material prices in the Company's domestic and foreign specialty chemical operations. Operating expenses increased to $17.8 million in 1998 from $11.0 million in 1997 as a result of increased selling and administrative costs associated with the acquisition and operation of StyroChem Europe. The specialty chemical segment had record income from operations of $15.4 million in 1998.

   The Company entered the specialty chemical business on December 5, 1996 with its purchase of StyroChem. The significant increase in operating results from 1996 to 1997 is due to this acquisition and the acquisition of StyroChem Europe on October 15, 1997.

Corporate and Other

(Millions of dollars)              1998           1997         1996
-------------------------------------------------------------------------
Net sales                          $ 0.7          $   -        $ -
-------------------------------------------------------------------------

Gross profit                           -           (0.5)         -
-------------------------------------------------------------------------

Operating expenses                   1.1            0.1          -
-------------------------------------------------------------------------

Loss from operations                (1.1)          (0.6)         -
-------------------------------------------------------------------------

   Corporate operating expenses increased by $1.0 million to $1.1 million during fiscal 1998. This increase was primarily due to increased amortization of intangible assets and increased operating costs at the Company's executive offices in Radnor, Pennsylvania.

INTEREST EXPENSE
----------------

(Millions of dollars)              1998           1997         1996
-------------------------------------------------------------------------
Interest expense                   $18.8          $13.0        $ 4.5
-------------------------------------------------------------------------

   Interest expense for the year ended December 25, 1998 increased by $5.8 million over the prior year. This increase was primarily due to the increase in borrowings related to the acquisition of StyroChem Europe in October 1997 and the amortization of deferred financing fees and debt issuance premium of $1.0 million and $0.8 million in 1998 and 1997, respectively. In 1997, interest expense rose by $8.5 million, due to higher average debt balances resulting from the acquisitions of J.R. Cup and StyroChem in December 1996 and the acquisition of StyroChem Europe in October 1997, as well as amortization of deferred financing fees and debt issuance premium of $0.8 million and $0.2 million in 1997 and 1996, respectively.

OTHER EXPENSES
--------------

(Millions of dollars)              1998           1997         1996
-------------------------------------------------------------------------
Other (income) expense             $ 1.0          ($ 0.1)      $ 0.4
-------------------------------------------------------------------------

   Other expenses for the year ended December 25, 1998 include $0.6 million in costs related to an attempted acquisition that was terminated by the Company. Excluding the effect of these acquisition costs, other expenses fluctuated by relatively insignificant amounts in both 1998 and 1997.

INCOME TAXES
------------

(Millions of dollars)              1998           1997         1996
-------------------------------------------------------------------------
Income tax expense (benefit)       $ 3.3          ($ 2.5)      $ 0.1
-------------------------------------------------------------------------

   Income tax expense increased to $3.3 million from a benefit of $2.5 million in 1997. This increase was primarily due to a $7.6 million increase in pre-tax income in 1998 as well as the prior year elimination of a valuation allowance that had been recorded at December 27, 1996. The elimination of the valuation allowance resulted in a tax benefit of $4.8 million that was reflected in the 1997 financial statements, and is the primary cause of the reduction in the provision for income taxes from 1996 to 1997.

   As of December 25, 1998, the Company had approximately $22.6 million of net operating loss carryforwards for federal income tax purposes, which expire through 2018.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   During fiscal years 1997 and 1998, the Company's principal sources of funds consisted of cash from operations and financing sources. During the year ended December 25, 1998, after tax cash flow increased to $21.8 million, while increases in working capital used cash of $4.7 million. In addition to cash flows from operations, net borrowings under the credit facilities of $5.8 million and capital lease arrangements of $4.5 million, as well as a decrease in cash of $4.8 million, were primarily used to fund capital expenditures of $17.7 million and a dividend payment of $1.5 million. The Company has managed its growth in working capital and capital expenditures through a combination of working capital financing and proceeds of long-term debt financing.

   As of December 25, 1998, the Company had $22.9 million outstanding and $13.7 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. The Company's capital expenditures for fiscal years 1996, 1997 and 1998 were $4.9 million, $18.4 million and $17.7 million, respectively. By completing the sale of the Series B Notes and by amending its current credit facility to an aggregate commitment of $40.0 million in 1997, the Company believes that it has increased its flexibility over the next five years to make capital expenditures that management believes will provide an attractive return on investment, including the purchase of the Company's Phoenix, Arizona food packaging plant for $9.4 million on March 1, 1999.

   The Company has had an increase in annual debt service requirements from historical levels, due primarily to the acquisitions of J.R. Cup, StyroChem and StyroChem Europe. As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Management believes that cash generated from operations, together with available borrowings under its revolving credit facilities will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements. However, there can be no assurance that sufficient funds will be available from operations or borrowings under its credit agreements to meet the Company's cash needs.

OTHER FINANCIAL DATA
--------------------

Cost of Goods Sold

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

   In connection with the Company's engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 1.3%, 1.8% and 2.2% in 1996, 1997 and 1998, respectively.

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

Year 2000 Readiness Disclosure

   Many existing computer hardware and software systems use only the last two digits to identify a year. As a result, many systems do not yet recognize the difference between years beginning with "20" instead of "19". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

   The Company's current Year 2000 assessment is that some of its data processing systems are generally not compliant. Some of these systems can easily be updated or modified to be compliant, but several of the Company's systems cannot be updated because of software or hardware limitations. The Company has begun the process of replacing these systems with Year 2000 compliant data processing systems. The cost to upgrade or replace the Company's noncompliant systems is not expected to exceed $400,000, which includes internal costs for personnel, training, supplies, travel and equipment. These costs are expected to be funded through operations. The Company has assessed its non-information technology systems and does not believe that any Year 2000 non-compliance with respect to these systems will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

   In the event that any of the Company's operations remain Year 2000 noncompliant near the end of 1999, the Company plans to transfer the accounting and information processing of those operations to the Company's systems that are Year 2000 compliant. The Company estimates that the overall risk to its operations as a result of noncompliance with Year 2000 for its existing systems in a most likely worst case scenario is less than $250,000. There can be no assurance, however, that this estimate represents the Company's maximum Year 2000 exposure.

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

Forward Looking Statements

   The statements contained in this Annual Report that are not historical facts, including but not limited to the Company's plans for expansion, facility consolidation, acquisition and raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See "Business--Raw Materials", "Business--Risks Attendant to Foreign Operations", "Business--Competition", "Business--Employees", "Business--Environmental
Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operation--Year 2000 Compliance."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements.
Market risk is estimated as the potential increase in fair value of the Company's long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $6.4 million over the term of the debt.

   Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
          Report of Independent Public Accountants                                                         F-1
          Consolidated Balance Sheets as of December 26, 1997 and December 25, 1998                        F-2
          Consolidated Statements of Income for the Fiscal Years Ended December 27, 1996,
            December 26, 1997 and December 25, 1998                                                        F-3
          Consolidated Statements of Changes of Stockholders' Equity for the Fiscal
            Years Ended December 27, 1996, December 26, 1997 and December 25, 1998                         F-4
          Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27,
            1996, December 26, 1997 and December 25, 1998                                                  F-5
          Notes to Financial Statements                                                                    F-7

The following financial statements are incorporated by reference to the pages indicated of the Company's Prospectus dated February 6, 1998 included in the Company's Registration Statement on Form S-4, Commission File No. 333-42101 and filed as Exhibit 99.1 to this Form 10-K:

SP ACQUISITION CO. AND SUBSIDIARIES
          Report of Independent Public Accountants                                                         F-32
          Independent Auditors' Report                                                                     F-33
          Consolidated Balance Sheets as of April 1, 1995, March 30, 1996 and December 5,                  F-34
            1996
          Consolidated Statements of Income for the Years Ended April 1, 1995 and March 30,
            1996 and the Eight Month Period Ended December 5, 1996                                         F-35
          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
            April 1, 1995 and March 30, 1996 and the Eight Month Period Ended December 5, 1996             F-36
          Consolidated Statements of Cash Flows for the Years Ended April 1, 1995 and March
            30, 1996 and the Eight Month Period Ended December 5, 1996                                     F-37
          Notes to Consolidated Financial Statements for the Years Ended April 1, 1995 and
            March 30, 1996 and the Eight Month Period Ended December 5, 1996                               F-38

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

                                    PART IV

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company and their ages as of March 19, 1999 are as follows:

           Name                    Age                           Position
           ----                    ---                           --------
  Michael T. Kennedy..........      44   President, Chief Executive Officer and Director
  Michael V. Valenza..........      39   Senior Vice President-Finance and Chief Financial Officer
  Richard C. Hunsinger........      50   Senior Vice President-Sales and Marketing
  Donald D. Walker............      57   Senior Vice President-Operations
  John P. McNiff..............      38   Senior Vice President-Corporate Development and Director
  R. Radcliffe Hastings.......      48   Senior Vice President, Treasurer and Director
  Donald C. Rogalski..........      53   Senior Vice President-Administration
  John P. McKelvey............      58   Vice President-Human Resources
  Van D. Groenewold...........      66   Vice President-Engineering
  Caroline J. Williamson......      31   Vice President and Corporate Counsel
  Thomas J. Hopkins...........      42   Director
  Vincent F. Garrity, Jr......      61   Director

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

  Richard C. Hunsinger has served as Senior Vice President - Sales and
Marketing of the Company since its formation in November 1991. From 1979 through August 1991, Mr. Hunsinger served in various management positions, including Vice President of Sales and Marketing for Winkler/Flexible Products, Inc., a former division of The Coca Cola Company.

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

  Van D. Groenewold has served as Vice President - Engineering for the Company since November 1992. From February 1992 until November 1992, Mr. Groenewold was Director of Engineering for the Company. From 1982 until joining the Company, Mr. Groenewold held various engineering and quality assurance management positions with Scott Container Products Group, Inc., WMF Corporation and Thompson Industries.

  Caroline J. Williamson has served as Vice President and Corporate Counsel of the Company since March 1997. From March 1996 to March 1997, Ms. Williamson served as counsel for Aetna U.S. Healthcare. From September 1992 to March 1996, Ms. Williamson was an associate with Duane, Morris & Heckscher LLP.

  Thomas J. Hopkins has served as a director of the Company since May 1997. Mr. Hopkins is a Senior Managing Director of Bear, Stearns & Co. Inc. where he has been employed since March 1997. Mr. Hopkins was employed by Alex. Brown & Sons Incorporated from August 1991 to February 1997, most recently as a Principal.

  Vincent F. Garrity, Jr. has served as a director of the Company since May 1997. Mr. Garrity has been a partner in the law firm of Duane, Morris & Heckscher LLP since 1970.

ITEM 11.  EXECUTIVE COMPENSATION

     The directors do not receive separate compensation for their service as directors of the Company. The following table sets forth certain information concerning the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 25, 1998:

                          SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                     ANNUAL COMPENSATION                   -AWARDS
                                            ---------------------------------------------------------
                                                                                          SECURITIES
                                                                          OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR      SALARY          BONUS       COMPENSATION    OPTIONS(#)    COMPENSATION
------------------------------      ----    -----------    -----------    ------------    ----------    ------------
Michael T. Kennedy                  1998     $2,000,000     $1,400,000    $61,459/(1)/          -       $   99,183/(2)/
 President and Chief Executive      1997      1,500,000        875,000          -               -           99,214/(2)/
 Officer........................    1996        863,597              -          -               -            3,766/(3)/

R. Radcliffe Hastings               1998        225,000        150,000          -               -            4,480/(3)/
 Senior Vice President and          1997        175,000        125,000          -               -        1,666,613/(4)/
 Treasurer......................    1996         85,755        200,266          -               -                -

Michael V. Valenza                  1998        225,000        150,000          -               -            4,480/(3)/
 Senior Vice President-Finance      1997        175,000        125,000          -             100            4,480/(3)/
 and Chief Financial Officer....    1996        126,923        100,000          -               -            3,359/(3)/

Richard C. Hunsinger                1998        225,000        100,000          -               -            4,480/(3)/
 Senior Vice President- Sales       1997        175,000         75,000          -              50            4,480/(3)/
 and Marketing..................    1996        146,742         50,000          -               -            4,070/(3)/

Donald D. Walker                    1998        225,000        100,000          -               -            4,480/(3)/
 Senior Vice President-             1997        175,000         75,000          -              50            4,480/(3)/
 Operations.....................    1996        146,154         50,000          -               -            4,073/(3)/

____________
(1)  Represents transportation costs paid by the Company on behalf of Mr.
     Kennedy.
(2) Includes $4,480 of matching contributions by the Company under the 401(k) Retirement Savings Plan and premiums of $94,703 and $94,734 in 1998 and 1997, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(3) Represents a matching contribution by the Company under the 401(k) Retirement Savings Plan.
(4) Represents compensation resulting from the transfer of 60 shares of Voting Common Stock and 540 shares of Class B Nonvoting Common Stock from the majority shareholder.

  The following table sets forth information with respect to options held at December 25, 1998 by the persons named in the Summary Compensation Table above. No options were granted to or exercised by such persons during the fiscal year ended December 25, 1998.

                                                            FISCAL YEAR-END OPTIONS VALUES

                                           NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                               UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS
                                                  DECEMBER 25, 1998                  AT DECEMBER 25, 1998(1)
                                         -----------------------------------------------------------------------
NAME                                       EXERCISABLE        UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                                     ---------------     ---------------     ------------     --------------
Michael T. Kennedy....................           -                   -                   -                 -
R. Radcliffe Hastings.................           -                   -                   -                 -
Michael V. Valenza....................           58                  80            208,600             97,200
Richard C. Hunsinger..................          110                  40            497,150             48,600
Donald D. Walker......................          110                  40            497,150             48,600

-------------
(1) Based on the estimated fair value of $8,200 per share (as determined by the Company's Board of Directors) of the underlying securities.

EMPLOYMENT AGREEMENTS
----------------------

  In May 1993, the Company entered into an employment agreement with Richard C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President - Sales and Marketing of the Company. The agreement is for an initial term of seven years and six months and, absent 180 days prior written notice by either party before the end of the initial or any renewal term, renews from year to year thereafter. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000 beginning in 1996, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

  In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Senior Vice President and Treasurer of the Company. The agreement is for an initial term of three years and, absent 90 days prior written notice by either party before the end of the initial or any renewal term, renews from year to year thereafter. Mr. Hastings received a bonus of $64,000 upon the signing of the agreement, and is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the U.S. during the term of the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 19, 1999, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

                                                                             NUMBER OF
                                                                               SHARES
                                                 TITLE OF CLASS OF          BENEFICIALLY         PERCENT
NAME OF INDIVIDUAL OR IDENTITY OF GROUP            CAPITAL STOCK               OWNED             OF CLASS
-----------------------------------------------------------------------------------------------------------
Michael T. Kennedy........................      Voting Common Stock               480               80.0%
 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

John P. McNiff............................      Voting Common Stock                60               10.0%
 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

R. Radcliffe Hastings.....................      Voting Common Stock                60               10.0%
 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

  The following table sets forth certain information as of March 19, 1999, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

                                                                                    NUMBER OF
                                                                                      SHARES        PERCENT
                                                                                   BENEFICIALLY        OF
 NAME OF INDIVIDUAL OR IDENTITY OF GROUP     TITLE OF CLASS OF CAPITAL STOCK        OWNED/(1)/     CLASS/(2)/
 ---------------------------------------     --------------------------------    ----------------  -----------
Michael T. Kennedy.....................    Voting Common Stock                         480               80.0%
                                           Class B Nonvoting Common Stock            3,760/(3)/          69.6%
                                           Nonvoting Common Stock                        -                  -
Michael V. Valenza.....................    Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                       78               25.7%
Richard C. Hunsinger...................    Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                      160               45.1%
Donald D. Walker.......................    Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                      160               45.1%
R. Radcliffe Hastings..................    Voting Common Stock                          60               10.0%
                                           Class B Nonvoting Common Stock              540               10.0%
                                           Nonvoting Common Stock                        -                  -
John P. McNiff.........................    Voting Common Stock                          60               10.0%
                                           Class B Nonvoting Common Stock              540               10.0%
                                           Nonvoting Common Stock                        -                  -
Vincent F. Garrity, Jr.................    Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock            4,320/(4)/          80.0%
                                           Nonvoting Common Stock                        -                  -
Thomas J. Hopkins......................    Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                        -                  -

Directors and all executive officers as
 a group (12 persons)..................    Voting Common Stock                         600              100.0%
                                           Class B Nonvoting Common Stock            5,400              100.0%
                                           Nonvoting Common Stock                      653               92.2%

--------------
(1) Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 18, 1999, upon the exercise of stock options granted pursuant to the Company's Equity Incentive Plan, as follows: Michael V. Valenza-58; Richard C. Hunsinger-110; Donald D. Walker-110; and the directors and all executive officers as a group-463.
(2) Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively.
(3) These shares are held in a grantor retained annuity trust created by Mr. Kennedy for the benefit of himself, his wife and his children. Mr. Kennedy retained the right to acquire these shares from the trust under certain circumstances specified in the instrument governing the trust.
(4) Represents 560 shares held in various trusts for the benefit of Mr. Kennedy's children of which Mr. Garrity is a trustee and the 3,760 shares held in the trust that is the subject of footnote 3 above of which Mr. Garrity is also trustee. Mr. Garrity disclaims beneficial ownership of all of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has advanced $189,437 on a non-interest-bearing basis to Michael
T. Kennedy, the Company's Chief Executive Officer, for certain incurred insurance costs.

  The Company has advanced $75,000 on a non-interest-bearing basis to Michael V. Valenza, the Company's Senior Vice President-Finance and Chief Financial Officer, for certain incurred relocation costs.

  The Company provides certain management services and rights to a related company. For the management services and rights the Company receives a fee and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 1998, the Company earned management fees and royalties of $0.9 million. At December 25, 1998 unpaid management fees, royalties and expense advances totaled $3.0 million.

  Vincent F. Garrity, Jr., a director of the Company, is a partner of Duane, Morris & Heckscher LLP, which serves as the Company's primary legal counsel. Thomas J. Hopkins, a director of the Company, is a Senior Managing Director of Bear, Stearns & Co. Inc., an investment banking firm that performed services for the Company in 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)  DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT
--------------------------------------------------

1. The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.   Financial Statement Schedules - None.

3.   Exhibits:

     3.1 Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended

     3.2  Bylaws of Radnor Holdings Corporation (Incorporated by reference to
          Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Inc. (formerly StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the "Original S-4''))

     4.1 Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

     4.2 First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.3 Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.4 Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.5 Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

     4.6 Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank

     4.7 Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

     4.8 Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., and Radnor Management, Inc., Commission File No. 333-42101 (the "Series B S-4"))

     4.9 First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.10 Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank

    4.11 Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

* 10.1 Sales Agent Agreement, dated January 20, 1996, between James River Paper Company, Inc. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a Sales Agent Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.7 filed with Amendment No.1 to the Original S-4)

* 10.2 Equipment Use Agreement, dated January 20, 1996, as amended by an Equipment Use Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.8 filed with Amendment No.1 to the Original S-4)

    10.3 License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a License Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.9 filed with Amendment No.1 to the Original S-4)

    10.4 Patent License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by an Amendment to Patent License Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.10 filed with Amendment No.1 to the Original S-4)

* 10.5 Contract of Sale, dated as of December 5, 1996, among Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Inc. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

**  10.6  First Amendment to Styrene Monomer Contract of Sale, dated as of
          October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Inc. and StyroChem Canada, Ltd.

* 10.7 Contract between ARCO Chemical Company and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated April 1, 1996, as amended on September, 1996 (Incorporated by reference to Exhibit No. 10.12 filed with Amendment No.1 to the Original S-4)

* 10.8 Supply Agreement by and between Radnor Chemical Corporation and James River Canada, Inc., dated March, 1996 (Incorporated by reference to Exhibit No. 10.17 filed with Amendment No. 1 to the Original S-4)

    10.9 Noncompetition Agreement by and between Radnor Holdings Corporation and Richard Davidovich, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.18 filed with the Original S-4)

   10.10 Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

   10.11 Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.27 filed with Amendment No. 1 to the Original S-4)

   10.12 Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

   10.13 Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

   10.14 Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit
          10.33 filed with the Series B S-4)

   10.15 Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

   10.16 Standard Commercial Lease by and between Bradford Management Company of Dallas, Inc. and StyroChem U.S., Inc., dated June 22, 1994, as amended on April 5, 1996, and as renewed on October 22, 1996 (Incorporated by reference to Exhibit No. 10.35 filed with Amendment No. 1 to the Original S-4)

***10.17 Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***10.18 Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.19 Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

   10.20 Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem

          U.S., Inc. and Radnor Holdings Corporation, dated October 15, 1997 (Incorporated by reference to Exhibit 10.41 filed with the Series B S-
          4), as amended by Joinder dated February 9, 1998 joining Radnor Delaware, Inc. (Incorporated by reference to Exhibit 10.32 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation), as further amended by Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated June 26, 1998 (Incorporated by reference to Exhibit No. 10.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation), as further amended by Amendment No. 2 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated October 1, 1998, as further amended by Amendment No. 3 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated December 23, 1998

   10.21 Amended and Restated Revolving Credit Note, dated December 5, 1996, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. in favor of The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.42 filed with Amendment No. 1 to the Original S-4)

   10.22 Amended and Restated Revolving Credit Note, dated December 5, 1996, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. in favor of NationsBank, N.A. (Incorporated by reference to Exhibit No. 10.43 filed with Amendment No. 1 to the Original S-4)

   10.23 Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

   10.24 Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

   10.25 Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

   10.26 Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

   10.27 Patent Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.48 filed with Amendment No. 1 to the Original S-4)

   10.28 Patent Assignment of Security, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.49 filed with Amendment No. 1 to the Original S-4)

   10.29 Collateral Assignment, dated as of December 5, 1996, among Radnor Holdings Corporation and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.50 filed with Amendment No. 1 to the Original S-4)

   10.30 Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

   10.31 Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

   10.32 Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No.
          10.65 filed with Amendment No. 1 to the Original S-4)

***10.33 Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

   10.34 Sale of Assets Agreement between Neste Oy, Isora Oy, Neste Cellplast AB, Neste Thermisol A/S and StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Sweden AB, ThermiSol Denmark ApS and Radnor Holdings Corporation dated as of September 17, 1997 (Incorporated by reference to Exhibit No. 2.1 filed with the Form 8-K filed by Radnor Holdings Corporation dated October 15, 1997)

   10.35 Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-
          4)

   10.36 Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-
          4)

   10.37 Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-
          4)

   10.38 Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-
          4)

   10.39 Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-
          4)

   10.40 Supplement Revolving Multicurrency Credit Agreement among BNY Financial Limited, NationsBank, N.A., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Denmark ApS and ThermiSol Sweden AB Guaranteed by Inter Alia WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation dated October 15, 1997 as amended by Supplement Revolving Multicurrency Credit Agreement among BNY Financial Limited, NationsBank, N.A., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Denmark ApS and ThermiSol Sweden AB Guaranteed by Inter Alia WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation dated November 21, 1997 (Incorporated by reference to Exhibit 10.73 filed with Amendment No. 1 to the Series B S-4)

   10.41 Lease Agreement between Oy KWH Plast Ab, Jakobstad and Isora Oy dated January 24, 1995 (Incorporated by reference to Exhibit 10.74 filed with the Series B S-4)

   10.42 Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated

          October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

   10.43 Lease Agreement between Avena Siilot Oy and Neste Oy Polystyreeni dated March 13, 1997 (Incorporated by reference to Exhibit 10.76 filed with the Series B S-4)

   10.44 Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit
          10.77 filed with Amendment No. 1 to the Series B S-4)

   10.45 Lease Contract between Lokalo Fastighetsfarvaltning and Neste Cellplast AB dated August 16, 1996 (Incorporated by reference to
          Exhibit 10.78 filed with Amendment No. 1 to the Series B S-4)

   10.46 Lease Contract between Norrtalje Industri- och Hantverkshus AB (NIHAB) and Neste Cellplast AB dated June 26, 1996 (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the Series B S-4)

* 10.47 Styrene Monomer Supply Agreement dated as of October 15, 1997 between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to
          Exhibit 10.80 filed with Amendment No. 1 to the Series B S-4)

***10.48 Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to
          Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

** 10.49 Agreement of Sale dated as of January 1, 1998 between ARCO Chemie Nederland, Ltd. and StyroChem Finland Oy

***10.50  Radnor Holdings Corporation Key Executive Retirement Plan

***10.51 Executive Employment Agreement dated as of July 1, 1993 between Radnor Holdings Corporation and Don Rogalski

***10.52 Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold

   21.1   List of Subsidiaries of the Registrant

   27.1   Financial Data Schedule (Radnor Holdings Corporation)

   99.1 Pages F-32 to F-84 of the Company's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101

   * Portions of this Exhibit have been deleted pursuant to an Order Granting the Company's Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.

   ** Portions of this Exhibit have been deleted pursuant to the Company's Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

   *** This exhibit represents a management contract or compensatory plan or arrangement.

(B)  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the fiscal year ended December 25, 1998.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RADNOR HOLDINGS CORPORATION


Date:  March 19, 1999   By:/s/  MICHAEL T. KENNEDY
                        ------------------------------------
                                Michael T. Kennedy
                                Chairman of the Board and
                                Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY          Chairman of the Board and                  March 19, 1999
----------------------------    Chief Executive Officer
    Michael T. Kennedy


/s/ R. RADCLIFFE HASTINGS       Senior Vice President,                     March 19, 1999
----------------------------    Treasurer and Director
    R. Radcliffe Hastings


/s/ MICHAEL V. VALENZA          Senior Vice President - Finance,           March 19, 1999
----------------------------    Chief Financial Officer and
    Michael V. Valenza          Chief Accounting Officer


/s/ JOHN P. MCNIFF              Senior Vice President - Corporate          March 19, 1999
----------------------------    Development and Director
    John P. McNiff


/s/ VINCENT F. GARRITY, JR.     Director                                   March 19, 1999
----------------------------
    Vincent F. Garrity, Jr.


/s/ THOMAS J. HOPKINS           Director                                   March 19, 1999
----------------------------
    Thomas J. Hopkins

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation (a Delaware corporation) and subsidiaries as of December 26, 1997 and December 25, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radnor Holdings Corporation and subsidiaries as of December 26, 1997 and December 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998, in conformity with generally accepted accounting principles.

                                         Arthur Andersen LLP

Philadelphia, Pennsylvania
March 3, 1999

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    DECEMBER 26, 1997 AND DECEMBER 25, 1998
                    ---------------------------------------

                     (In thousands, except share amounts)

                                                                                   1997               1998
                                                                             -----------------  ----------------
                                  ASSETS
                                  ------
CURRENT ASSETS:
 Cash                                                                                $  8,810          $  3,975
 Marketable securities                                                                     --               546
 Accounts receivable, net                                                              28,589            28,655
 Inventories, net                                                                      28,451            35,267
 Prepaid expenses and other                                                             3,520             4,075
 Deferred tax asset                                                                     1,708             2,255
                                                                                     --------          --------
                                                                                       71,078            74,773
                                                                                     --------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                                                   4,073             5,813
 Supplies and spare mold parts                                                          2,825             3,223
 Buildings and improvements                                                            28,662            32,952
 Machinery and equipment                                                              141,421           161,925
                                                                                     --------          --------
                                                                                      176,981           203,913
 Less- Accumulated depreciation                                                       (11,868)          (22,536)
                                                                                     --------          --------
                                                                                      165,113           181,377
                                                                                     --------          --------
OTHER ASSETS                                                                           13,627            22,646
                                                                                     --------          --------
                                                                                     $249,818          $278,796
                                                                                     ========          ========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $ 28,565          $ 28,756
 Accrued liabilities                                                                   18,151            20,618
 Current portion of long-term debt                                                        226               729
 Current portion of capitalized lease obligations                                          --               761
                                                                                     --------          --------
                                                                                       46,942            50,864
                                                                                     --------          --------
LONG-TERM DEBT, net of current portion                                                178,947           189,653
                                                                                     --------          --------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                      --             4,855
                                                                                     --------          --------
DEFERRED TAX LIABILITY                                                                  8,543            11,839
                                                                                     --------          --------
OTHER NONCURRENT LIABILITIES                                                              411               636
                                                                                     --------          --------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
 Voting and nonvoting common stock, 22,700 shares authorized, 6,245 shares
  issued and outstanding                                                                    1                 1
 Additional paid-in capital                                                            19,387            19,387
 Retained earnings (deficit)                                                           (2,809)            1,087
 Cumulative translation adjustment                                                     (1,604)              474
                                                                                     --------          --------
     Total stockholders' equity                                                        14,975            20,949
                                                                                     --------          --------
                                                                                     $249,818          $278,796
                                                                                     ========          ========

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                                (In thousands)

                                                                            1996            1997           1998
                                                                       --------------  --------------  -------------
NET SALES                                                                    $177,395       $243,583        $311,137
COST OF GOODS SOLD                                                            135,982        181,404         220,691
                                                                             --------       --------        --------
GROSS PROFIT                                                                   41,413         62,179          90,446
                                                                             --------       --------        --------
OPERATING EXPENSES:
 Distribution                                                                  14,099         18,076          23,004
 Selling, general and administrative                                           18,676         30,137          38,965
 Restructuring charges                                                            910             --              --
                                                                             --------       --------        --------
                                                                               33,685         48,213          61,969
                                                                             --------       --------        --------
INCOME FROM OPERATIONS                                                          7,728         13,966          28,477
                                                                             --------       --------        --------
OTHER (INCOME) EXPENSE:
 Interest                                                                       4,496         13,004          18,776
 Other, net                                                                       374           (133)            965
                                                                             --------       --------        --------
                                                                                4,870         12,871          19,741
                                                                             --------       --------        --------
  Income before income taxes and minority interest                              2,858          1,095           8,736
                                                                                                            --------
PROVISION (BENEFIT) FOR INCOME TAXES                                              121         (2,516)          3,340
MINORITY INTEREST IN INCOME                                                     1,348             --              --
                                                                             --------       --------        --------
  Income before extraordinary gain                                              1,389          3,611           5,396
                                                                             --------       --------        --------
EXTRAORDINARY ITEM-GAIN ON EARLY EXTINGUISHMENT OF DEBT                           710             --              --
                                                                             --------       --------        --------
NET INCOME                                                                   $  2,099       $  3,611        $  5,396
                                                                             ========       ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                     (In thousands, except share amounts)

                                Voting and
                                Nonvoting       Series A
                               Common Stock   Convertible   Additional  Retained    Cumulative
                              --------------   Preferred     Paid-in    Earnings/   Translation
                              Shares  Amount    Stock       Capital    (Deficit)    Adjustment     Total
                              ------  ------  -----------  ----------  ----------  ------------  ---------
BALANCE, DECEMBER 29, 1995     6,245  $    1  $     8,575      $ 3,497    $(5,519)      $    --    $ 6,554

 Comprehensive income-
 Net income                       --      --           --           --      2,099            --      2,099
 Cumulative translation
  adjustment                      --      --           --           --         --            28         28
                                                                                                   -------
 Total comprehensive income                                                                          2,127
                                                                                                   -------
 Effect of partnership
  equity transaction (Note 1)     --      --           --        8,648         --            --      8,648
 Redemption of preferred
  stock                           --      --       (8,575)       5,575         --            --     (3,000)
                              ------  ------  -----------      -------    -------       -------    -------
BALANCE, DECEMBER 27, 1996     6,245       1           --       17,720     (3,420)           28     14,329
 Comprehensive income-
 Net income                       --      --           --           --      3,611            --      3,611
 Cumulative translation
  adjustment                      --      --           --           --         --        (1,632)    (1,632)
                                                                                                   -------
 Total comprehensive income                                                                          1,979
                                                                                                   -------
 Transfer of stock ownership      --      --           --        1,667         --            --      1,667
 Cash dividends - $480 per
  share                           --      --           --           --     (3,000)           --     (3,000)
                              ------  ------  -----------      -------    -------       -------    -------

BALANCE, DECEMBER 26, 1997     6,245       1           --       19,387     (2,809)       (1,604)    14,975

 Comprehensive income-
 Net income                       --      --           --           --      5,396            --      5,396
 Cumulative translation
  adjustment                      --      --           --           --         --         2,078      2,078
                                                                                                   -------
 Total comprehensive income                                                                          7,474
                                                                                                   -------
 Cash dividends - $240 per
  share                           --      --           --           --     (1,500)           --     (1,500)
                              ------  ------  -----------      -------    -------       -------    -------

BALANCE, DECEMBER 25, 1998     6,245  $    1  $        --      $19,387    $ 1,087       $   474    $20,949
                              ======  ======  ===========      =======    =======       =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                                (In thousands)

                                                                            1996             1997             1998
                                                                       ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $  2,099         $  3,611         $  5,396
 Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation and amortization                                                5,076            9,530           13,857
   Unrealized gain on marketable securities                                        --               --              (46)
   Deferred income taxes                                                           --           (2,627)           2,612
   Transfer of stock ownership                                                     --            1,667               --
   Minority interest in income                                                  1,348               --               --
   Extraordinary gain on early extinguishment of debt                            (710)              --               --
   Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses--
      Accounts receivable, net                                                 (4,703)           9,540              394
      Inventories                                                               2,906           (3,666)          (6,815)
      Prepaid expenses and other                                               (1,314)            (766)            (921)
      Accounts payable                                                            260           (6,511)             328
      Accrued liabilities                                                         263            2,196            2,339
                                                                             --------         --------         --------
          Net cash provided by continuing operations                            5,225           12,974           17,144
          Net cash provided by discontinued operations                            982               --               --
                                                                             --------         --------         --------
          Net cash provided by operating activities                             6,207           12,974           17,144
                                                                             --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                          (4,944)         (18,411)         (17,661)
 Acquisition of J.R. Cup, net of cash acquired                                (21,592)              --               --
 Acquisition of StyroChem, net of cash acquired                               (26,168)              --               --
 Acquisition of StyroChem Europe, net of cash acquired                             --          (52,299)            (345)
 Acquisition of Epsilevy Oy, net of cash acquired                                  --               --             (794)
 Increase in other assets                                                        (835)          (1,368)         (10,141)
                                                                             --------         --------         --------
          Net cash used in investing activities                               (53,539)         (72,078)         (28,941)
                                                                             --------         --------         --------

                                  (Continued)

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996, DECEMBER 26, 1997
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                                (In thousands)

                                  (Continued)

                                                                           1996            1997            1998
                                                                      --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) on revolving credit lines and
    unsecured notes payable                                                $ (5,006)        $12,663         $ 5,820
 Borrowings on mortgage note                                                    364              --             259
 Payments on mortgage note                                                   (4,616)           (248)           (252)
 Borrowings on bank term loans                                               19,426              --              --
 Payments of bank term loans                                                (19,426)             --              --
 Borrowings on capitalized lease obligations                                     --              --           4,871
 Payments on capitalized lease obligations                                       --              --            (373)
 Issuance of senior notes                                                   100,000          62,203              --
 Payments of acquisition notes                                              (35,760)             --              --
 Payments of dividends                                                           --          (3,000)         (1,500)
 Retirement of preferred stock                                               (3,000)             --              --
 Other                                                                       (3,800)         (3,808)         (1,956)
                                                                           --------         -------         -------
          Net cash provided by financing activities                          48,182          67,810           6,869
                                                                           --------         -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          --            (751)             93
                                                                           --------         -------         -------
NET INCREASE (DECREASE) IN CASH                                                 850           7,955          (4,835)
CASH, beginning of period                                                         5             855           8,810
                                                                           --------         -------         -------
CASH, end of period                                                        $    855         $ 8,810         $ 3,975
                                                                           ========         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest, including
     discontinued operations                                               $  3,626         $11,667         $17,619
                                                                           ========         =======         =======
   Cash paid during the period for income taxes, net of refunds of
     $415 in 1997 and $132 in 1998                                         $     --         $   196         $   (48)
                                                                           ========         =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  ORGANIZATION, ACQUISITIONS AND DISCONTINUED OPERATIONS:
    -------------------------------------------------------

The Company
-----------

Radnor Holdings Corporation ("Radnor") was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. ("Benchmark") and WinCup Holdings, Inc. ("WinCup"). Radnor, through its WinCup subsidiary, is the second largest producer in the United States of foam cups and containers for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, Radnor is the fifth largest worldwide producer of expandable polystyrene ("EPS"). Radnor and its subsidiaries (collectively the "Company") sell their products primarily to national, institutional, retail and wholesale customers throughout the U.S., Canada, Mexico, and Europe. The Company markets its products under a variety of brand and trade names, including "WinCup," "Handi-Kup," "StyroChem" and "ThermiSol."

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 28% and 22% of the Company's net sales for fiscal years 1997 and 1998, respectively. Although the Company has not lost sales from its key customers in fiscal years 1997 and 1998, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

StyroChem Europe Acquisition
----------------------------

On October 15, 1997, the Company acquired the polystyrene production and conversion operations of Neste Oy ("StyroChem Europe"). The acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities of StyroChem Europe were recorded at estimated fair values at the date of acquisition. The purchase price was 213.0 million Finnish Markkas (approximately $40.8 million as of the date of closing) plus the net working capital of 60.0 million Finnish Markkas (approximately $11.5 million as of the date of closing). The purchase price was allocated to accounts receivable ($13.8 million), inventory ($6.5 million), property, plant and equipment ($40.8 million), accounts payable ($6.4 million) and accrued liabilities ($2.4 million). A portion of the proceeds from the Company's offering of $60.0 million 10% Series B Senior Notes due 2003 was utilized to fund the purchase price.

StyroChem Acquisition
---------------------

On December 5, 1996, the Company acquired all of the issued and outstanding capital stock of and other equity interests in Radnor Chemical Corporation, formerly SP Acquisition Co. ("StyroChem"), a Delaware corporation. The acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities of StyroChem were recorded at estimated fair values at the date of acquisition.

The purchase price consisted of approximately $23.5 million of cash plus $0.9 million of assumed indebtedness and consulting payments. The purchase price was allocated to cash ($2.4 million), accounts receivable ($11.5 million), inventory ($7.3 million), property, plant and equipment ($23.5 million), other assets ($1.0 million), accounts payable ($16.3 million) and accrued liabilities ($5.0 million). Approximately $1.4 million of the purchase price had been placed in a separate escrow account, and has been used by the Company to satisfy obligations associated with specified environmental matters relating to StyroChem's Texas and Quebec facilities. In addition, the former owner was paid $4.8 million in connection with a five-year agreement not to compete.

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

Pursuant to the Agreement, the Company had the option to acquire Fort James's partnership interest at the times and for the applicable prices set forth in the Agreement, ranging from $15.0 million at January 20, 1996, to $37.3 million at January 20, 2001. Furthermore, Fort James could at any time beginning on the fifth anniversary of the Agreement have required the Company to acquire its interest for $37.3 million. On December 5, 1996, the Company exercised the option and acquired the 45% partnership interest from Fort James. The price paid by the Company to acquire the 45% interest exceeded the carrying value of the minority interest by approximately $7.3 million.

Pro Forma Results of Operations
-------------------------------

Operating results of the acquired businesses are included in consolidated results only from the date of acquisition. Unaudited pro forma data reflecting results as if the acquisitions were effective at the beginning of 1996 follow (in thousands):

                                                 1996             1997
                                            ---------------  ---------------
Net sales                                          $317,125         $312,410
Income from operations                               20,585           21,317
Income before extraordinary item                      3,606            6,811

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------
Fiscal Year
-----------

The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 27, 1996, December 26, 1997 and December 25, 1998 are fifty-two week periods.

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

Accounts Receivable, Net
------------------------

Accounts receivable are net of allowances for doubtful accounts of $829,000 and $764,000 at December 26, 1997 and December 25, 1998, respectively. Bad debt expense was $120,000, $179,000 and $150,000 for fiscal years 1996, 1997, and
1998, respectively. The related write-offs of accounts receivable were $112,000, $63,000 and $215,000 for those years, respectively. Additionally, a reserve of $209,000 was acquired in 1996 as part of the StyroChem Acquisition.

Inventories
-----------

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 26, 1997 and December 25, 1998, consist of the following (in thousands):

                                    1997             1998
                               ---------------  ---------------
     Raw materials                     $ 9,612          $12,576
     Work in process                     1,303            1,251
     Finished goods                     17,536           21,440
                                       -------          -------
                                       $28,451          $35,267
                                       =======          =======

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in fiscal 1996, 1997 and 1998 was $4,451,000, $7,504,000 and $10,933,000, respectively.

Supplies and Spare Mold Parts
-----------------------------

Supplies and spare mold parts include maintenance parts maintained in a central stores location. When needed at the manufacturing facilities, parts are shipped and expensed.

Other Assets
------------

Other assets include deferred financing costs of $6.8 million and $7.4 million as of December 26, 1997 and December 25, 1998, respectively, related to the financing arrangements and note offerings executed in 1996 and 1997. Such costs are being amortized over the terms of the related debt instruments.
Amortization of deferred financing costs of $836,000 and $1,286,000 is included in interest expense for the years ended December 26, 1997 and December 25, 1998, respectively. In addition, other assets include a noncompete agreement of $2.8 million, net of amortization of $2.0 million, resulting from the StyroChem Acquisition, which is being amortized over five years.

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

Research and Development
------------------------

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs have represented 1.3%, 1.8% and 2.2% of net sales in 1996, 1997 and 1998, respectively.

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

Fair Value of Financial Instruments
-----------------------------------

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company's bank term loan and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate, LIBOR or HELIBOR. The fair value of the senior notes was $161,600,000 at December 25, 1998.

3.  LONG-TERM DEBT:
    ---------------

Long-term debt consists of the following (in thousands):

                                                                            1997           1998
                                                                        -------------  -------------
Series A Senior Notes bearing interest at 10%, interest payable semi-
 annually, due December 1, 2003                                            $100,000       $100,000

Series B Senior Notes, including a premium of $1,862 at December 25,
 1998, bearing interest at 10%, interest payable semi-annually, due
 December 1, 2003                                                            62,159         61,862

Outstanding balance under the $40 million Second Amended and Restated
 Revolving Credit and Security Agreement (the "Amended Credit
 Agreement"), which includes a $10 million European subsidiary sublimit, bearing interest at the Company's option at a rate based upon various formulae as defined within the agreement.  At December
 25, 1998, the domestic rate was based on 30-day LIBOR (5.63%) plus
 1.75%.  The weighted average rate for the European sublimit was
 5.23% as of December 25, 1998.  The revolving loans under the
 Amended Credit Agreement will mature on October 15, 2002.  All the obligations of the Company under the Amended Credit Agreement are secured by a lien on substantially all of the Company's U.S. and
 European subsidiaries' inventory and receivables.                           15,544         22,801

Outstanding balance under the Canadian Revolving Credit Facility
 (borrowing capacity of $2.5 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts
 subfacility), Canadian dollar advances bearing interest at Canadian prime rate (6.75% at December 25, 1998) plus 0.5% and U.S. dollar advances bearing interest at the base rate plus 0.5%.  Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company's Canadian
 subsidiary.                                                                  1,244             80

                                                                              1997       1998
                                                                            --------   --------
Outstanding balance under the Canadian term loan, bearing interest at
 Canadian prime rate plus 1.50% payable in equal quarterly principal payments of $81,250 Canadian plus interest, with final payment due
 November 1998.  The term loan is secured by substantially all of the
 assets of the Company's Canadian subsidiary.                               $    226  $     --

Outstanding balance under the Canadian term loan, bearing interest at
 Canadian prime rate plus 1.0%, secured by substantially all assets of the Company's Canadian subsidiary, payable in quarterly
 installments of approximately $13,350 over a maximum of five years.              --       233

Outstanding balance under a term loan facility (the "Stone Mountain
 Facility"), bearing interest at LIBOR rates with various maturities
 (5.63% at December 25, 1998) plus margin (2.0% at December 25, 1998)
 or prime (7.75% at December 25, 1998) plus margin (.25% at December
 25, 1998).   The term loan is payable in quarterly principal
 installments of $150,000 plus interest with final payment due September
 2003.  The term loan is secured by a mortgage agreement.                         --     5,066

Outstanding balance under a term loan facility, bearing interest at
 3-month HELIBOR (3.29% at December 25, 1998) plus margin (2.5% at
 December 25, 1998) payable in semi- annual principal installments of approximately $20,000 plus interest with final payment due
 January 2004.                                                                    --       216


Outstanding balance under a term loan facility, bearing interest at
 6-month HELIBOR (3.27% at December 25, 1998) plus margin (1.25% at
 December 25, 1998) payable in semi-annual principal installments of approximately $17,000 plus interest with final payment due January
 2002.                                                                            --       124
                                                                            --------   --------
                                                                             179,173   190,382
Less Current portion                                                            (226)     (729)
                                                                            --------   --------
                                                                            $178,947   $189,653
                                                                            ========   ========

In July 1998 the Company entered into the Stone Mountain Facility to finance the purchase of its Stone Mountain, Georgia manufacturing facility.

On October 15, 1997, the Company completed a $60 million Series B Senior Note offering. The proceeds were used to finance the StyroChem Europe acquisition and repay a portion of the outstanding principal and accrued interest under the revolving credit facility. The debt issuance premium on the Series B Notes is being amortized over the life of the notes. For fiscal years 1997 and 1998 premium amortization of $44,000 and $297,000, respectively, has been recorded as a reduction of interest expense.

On October 15, 1997, the Company also entered into the Second Amended Credit Agreement with two banks, as agents and lenders, pursuant to which the Amended and Restated Revolving Credit and Security Agreement dated as of December 5, 1996 was amended and restated. The Amended Credit Agreement includes the Company and certain of its U.S. subsidiaries as borrowers. The Amended

Credit Agreement provides for a fee of 0.375% per annum on the undrawn amount of the credit facility and letter of credit fees of 1.75% or 1.5% of the aggregate face amounts of standby letters of credit and documentary letters of credit, respectively. There is a $5 million sub-limit on standby letters of credit and a $1 million sub-limit on documentary letters of credit. At December 26, 1997 and December 25, 1998, the Company had outstanding $1.9 million and $1.8 million of letters of credit, respectively.

On December 5, 1996, the Company completed a $100 million Series A Senior Note offering. The proceeds were used to (i) repay existing indebtedness, including amounts outstanding under the Company's existing term notes, revolving credit agreements, the various subordinated notes and mortgage note payable; (ii) repay certain J.R. Cup acquisition obligations; (iii) redeem the outstanding redeemable convertible Preferred stock and warrants; (iv) finance the StyroChem Acquisition; and, (v) provide working capital.

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

Future debt maturities, excluding the debt premium, are as follows (in thousands):

           1999                                                $    729
           2000                                                     729
           2001                                                     729
           2002                                                  23,592
           2003                                                 162,734
           2004 and thereafter                                        7
                                                               --------
                                                               $188,520
                                                               ========

4.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Leases
------

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancelable operating and capital lease arrangements.

The future minimum payments under operating leases are as follows (in thousands):

           1999                                                $ 6,031
           2000                                                  5,564
           2001                                                  4,750
           2002                                                  4,182
           2003                                                  3,402
           2004 and thereafter                                   7,433
                                                               -------
                                                               $31,362
                                                               =======

Rental expense for all operating leases was $4,148,000, $6,144,000 and $7,249,000 for fiscal years 1996, 1997 and 1998, respectively.

The future minimum payments under capital leases are as follows (in thousands):

      1999                                                     $1,192
      2000                                                      1,192
      2001                                                      1,192
      2002                                                      1,192
      2003                                                      1,192
      2004 and thereafter                                       1,202
                                                               ------
      Total minimum lease payments                              7,162

      Less interest                                             1,546
                                                               ------
      Present value of net minimum lease payments               5,616

      Less current maturities                                     761
                                                               ------
      Capital lease obligations                                $4,855
                                                               ======

In August 1998 the Company entered into a $1.1 million capital lease transaction to finance the purchase of certain transportation equipment. The lease bears interest at 7.44% and calls for quarterly payments of $39,000 with a final payment of $413,000 due in August 2005.


Litigation
----------

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material adverse effect on the Company's financial position or results of operations.

Supply Agreements
-----------------

In October 1998, the Company amended its styrene monomer supply contract with Chevron Chemical Company. The initial term of the contract extends through December 2003. Under the amended contract, the Company is required to purchase the first 160 million pounds of its domestic styrene monomer requirements per year from Chevron and has certain rights to purchase additional styrene monomer.

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

5.  STOCKHOLDERS' EQUITY:
    ---------------------

The Company is currently authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series preferred stock. At December 25, 1998, there are issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $.01. In October 1996, the Company completed a recapitalization in which each outstanding share of Voting Common Stock was converted into 0.1 shares of Voting Common Stock and 0.9 shares of Class B Nonvoting Common Stock.

The Company's principal stockholder transferred ownership of 60 shares of Voting Common Stock and 540 shares of Class B Nonvoting Common Stock to an officer of the Company, and the estimated fair value of such stock has been reflected as compensation expense in the 1997 financial statements.

6.  RESTRUCTURING CHARGES:
    ----------------------

In connection with the J.R. Cup Acquisition, the Company incurred certain restructuring costs related principally to plant closures and severance payments. These costs were incurred and paid during the year ended December 27, 1996.

7.  INCOME TAXES:
    ---------------

The components of income before taxes by source of income are as follows (in thousands):

                                                          1996           1997          1998
                                                     -------------  -------------  ------------
     United States                                        $1,648        $ (282)        $4,261
     Non-U.S.                                               (138)        1,377          4,475
                                                          ------        ------         ------
                                                          $1,510        $1,095         $8,736
                                                          ======        ======         ======

The provision (benefit) for income taxes for each of the three years in the period ended December 25, 1998, is as follows (in thousands):

                                                      1996           1997           1998
                                                    --------       --------       --------
   Current:
     Federal                                        $   168        $    20         $   47
     State                                               10             34            176
     Foreign                                             --             --            505

   Deferred                                             (57)         5,972          3,061

   Utilization (generation) of net operating
    loss carryforwards                                1,324         (3,785)          (449)

   Change in valuation allowance                     (1,324)        (4,757)            --
                                                    --------       --------        -------
                                                    $   121        $(2,516)        $3,340
                                                    ========       ========        =======

The components of deferred taxes at December 26, 1997 and December 25, 1998 are as follows (in thousands):

                                                                   1997            1998
                                                                 -------          -------
         Deferred tax assets:
           Net operating loss carryforwards                      $ 8,542          $ 8,991
           Vacation pay and compensation accruals                    559              601
           Bad debt, inventory and returns and
              allowances                                             656              900
           Other accruals                                            967              932
                                                                 -------          -------
                                                                  10,724           11,424

         Deferred tax liabilities:
           Accelerated tax depreciation                           16,693           20,145
           Other                                                     866              863
                                                                 -------          -------
         Net deferred tax liability                              $(6,835)         $(9,584)
                                                                 =======          =======

The provision (benefit) for income taxes varies from the amount determined by applying the United States federal statutory rate to pre-tax income as a result of the following (in thousands):

                                                                  1996            1997           1998
                                                                 -------         -------         ------
         United States federal statutory income tax              $   972         $   372         $2,970
         State income taxes, net of federal benefit                  140              50            177
         Change in valuation allowance                            (1,324)         (4,757)            --
         Nondeductible expenses                                       42               2             77
         Dividends received from foreign affiliate                    --             214             --
         Foreign tax rate differential                                --              --           (141)
         Other                                                       291           1,603            257
                                                                 -------         -------         ------
                                                                 $   121         $(2,516)        $3,340
                                                                 =======         =======         ======

As of December 25, 1998, the Company had approximately $22.6 million of net operating loss carryforwards for federal income tax purposes, which expire through 2018. A valuation allowance was provided for substantially all of the loss carryforward tax benefit at December 27, 1996. In 1997, as a result of management's reevaluation of the Company's future profitability outlook, the valuation allowance was eliminated and a tax benefit of $4.8 million was reflected in the 1997 financial statements.

8.  STOCK OPTION PLAN:
    ------------------

The 1992 Equity Incentive Plan (the "Plan") provides for the grant of nonqualified options to purchase shares of the Nonvoting Common Stock subject to certain limitations. Nonqualified stock options are issuable only to eligible officers and employees of the Company. The Company has reserved 1,249 shares of its Nonvoting Common Stock for issuance under the Plan.

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

The following summarizes the stock option activity under the Plan:

                                                             1996           1997           1998
                                                            ------         ------         ------
         Options outstanding at beginning of period            710            700          1,115
           Granted                                              --            440             --
           Exercised                                            --             --             --
           Canceled                                            (10)           (25)            (2)
                                                            ------         ------         ------
         Options outstanding at end of period                  700          1,115          1,113
                                                            ======         ======         ======
         Options available for grant                           549            134            136
                                                            ======         ======         ======
         Exercisable at end of period                          362            584            761
                                                            ======         ======         ======

The exercise price for all options granted prior to 1997 is $3,350 per share while the exercise price for all options granted during 1997 is $6,985. These amounts represent the fair market value as determined by the board of directors on the grant dates. There were no options granted during 1998.

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

         (in thousands)                                                1997             1998
                                                                  ---------------  ---------------
         Net income - as reported                                       $3,611           $5,396
         Net income - pro forma                                          3,492            5,110

This pro forma impact may not be representative of the effects for future years and is likely to increase as additional options are granted and amortized over the vesting period.

As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                                                        1997              1998
                                                                  ----------------  ----------------
         Risk-free rate of interest                                     6.31%             6.31%
         Expected life in years                                           10                10
         Dividend yield                                                    0%                0%

9.  EMPLOYEE BENEFIT PLAN:
    ----------------------

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee's annual salary.
The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 25, 1998. Employer matching contributions to the plan amounted to approximately $441,000, $591,000 and $689,000 for each of the three years in the period ended December 25, 1998, respectively.

Additionally, as a result of the acquisition of StyroChem Europe, certain of the European subsidiaries maintain retirement benefit plans. Pension expense related to these plans were $181,000 in 1997 and $1,375,000 in 1998.

10.  RELATED PARTY TRANSACTIONS:
     ---------------------------

A director of the Company is a partner in the law firm which serves as the Company's primary legal counsel. During 1997 and 1998, the Company paid fees of $831,000 and $471,000 to this firm. A director of the Company is a Senior Managing Director of an investment banking firm that performed services for the Company in 1997 and 1998. During 1997 and 1998, the Company paid total fees of $1,050,000 and $252,000 to this firm, respectively. The Company licenses certain rights and provides administrative support to a related company from which approximately $3.0 million was due at December 25, 1998.

11.  SEGMENT INFORMATION:
     --------------------

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduces a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

The Company has two business segments that operate within three distinct geographic regions. The packaging and insulation segment produces food packaging and insulation products for distribution to the foodservice, insulation and packaging industries. The specialty chemicals segment produces EPS for internal consumption by the packaging and insulation segment in addition to selling to third-party manufacturers. Each of these segments operates in the United States, Canada and Europe. The following tables summarize the Company's financial information and results of operations by segment and geographic region for fiscal years 1997 and 1998.

Operating:

                                                   (In thousands)

                              Packaging and    Specialty     Corporate and
         1997                   Insulation     Chemicals        Other          Eliminations        Consolidated
-----------------------       -------------    ---------     -------------     ------------        ------------
Sales to Unaffiliated
 Customers                       $187,931       $55,652          $   --             $   --             $243,583

Transfers Between
 Operating Segments                    --        29,495              --            (29,495)                  --

Operating Income (Loss)             9,481         5,086            (601)                --               13,966

Identifiable Assets               142,828        97,581           9,409                 --              249,818

Capital Expenditures               10,560         6,862             989                 --               18,411

Depreciation Expense                5,630         1,874              --                 --                7,504

                               Packaging and  Specialty     Corporate and
          1998                  Insulation    Chemicals         Other          Eliminations   Consolidated
-------------------------      -------------  ---------     -------------      ------------   ------------
Sales to Unaffiliated
 Customers                       $221,573     $ 88,861      $      703                  --      $311,137

Transfers Between
 Operating Segments                    --       53,750              --             (53,750)           --

Operating Income (Loss)            14,155       15,375          (1,053)                 --        28,477

Identifiable Assets               152,863      104,904          21,029                  --       278,796

Capital Expenditures                8,750        8,556             355                  --        17,661

Depreciation Expense                6,977        3,870              86                  --        10,933

Geographic:

                                   United
          1997                     States       Canada       Europe/(1)/       Eliminations   Consolidated
-------------------------      -------------  ---------      -----------       ------------   ------------
Sales to Unaffiliated
 Customers                       $210,788      $16,314         $16,481               $  --      $243,583

Transfers Between
 Geographic Segments                   --        2,252              --              (2,252)           --

Operating Income                   10,431        1,739           1,796                  --         13,966

Identifiable Assets               174,581        8,182          67,055                  --        249,818

                                  United
          1998                    States       Canada         Europe           Eliminations   Consolidated
-------------------------      -------------  --------     -------------       ------------   ------------
Sales to Unaffiliated
 Customers                       $212,004      $13,013        $ 86,120           $       --      $311,137

Transfers Between
 Geographic Segments                   --        8,190             --               (8,190)           --

Operating Income                   15,322        2,539         10,616                   --        28,477

Identifiable Assets               198,269        8,248         72,279                   --       278,796

/(1)/ Represents the results of operations of StyroChem Europe from the October 15, 1997 (date of acquisition) through December 26, 1997.

12. SUPPLEMENTAL FINANCIAL INFORMATION:
    -----------------------------------

Radnor Holdings Corporation is a holding company which has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes and the $60 million Series B Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the year ended December 26, 1997 and December 25, 1998 (in thousands):

                                Holding           Guarantor       Non-Guarantor
          1997                  Company          Subsidiaries    Subsidiaries/(1)/     Eliminations     Consolidated
--------------------------      -------          ------------    ------------------    ------------     ------------
Net Sales                      $     --            $210,788          $35,047             $  (2,252)         $243,583
Gross Profit                         --              53,132            9,047                    --            62,179
Operating Income                     --              10,438            3,528                    --            13,966
Net Income                           --               2,506            1,105                    --             3,611

Current Assets                    1,166              42,273           28,775                (1,136)           71,078
Noncurrent Assets               147,334             180,938           48,997              (198,529)          178,740
Current Liabilities               1,135              29,025           18,120                (1,338)           46,942
Noncurrent Liabilities          162,159              61,421           55,447               (91,126)          187,901

                                Holding           Guarantor       Non-Guarantor
          1998                  Company          Subsidiaries     Subsidiaries         Eliminations     Consolidated
--------------------------      -------          ------------     -------------        ------------     ------------
Net Sales                      $     --            $212,004         $107,323             $  (8,190)         $311,137
Gross Profit                         --              56,966           33,480                    --            90,446
Operating Income                     --              14,869           13,184                   424            28,477
Net Income                           --               2,605            3,990                (1,199)            5,396

Current Assets                      550              47,107           30,324                (3,208)           74,773
Noncurrent Assets               142,145             199,186           54,524              (191,832)          204,023
Current Liabilities               1,096              36,601           17,085                (3,918)           50,864
Noncurrent Liabilities          161,862              69,369           58,867               (83,115)          206,983

/(1)/ Includes the results of operations of StyroChem Europe from the October
      15, 1997 (date of acquisition) through December 26, 1997.

                                 EXHIBIT INDEX

     3.1 Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended

     3.2  Bylaws of Radnor Holdings Corporation (Incorporated by reference to
          Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Inc. (formerly StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the "Original S-4''))

     4.1 Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

     4.2 First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.3 Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.4 Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.5 Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

     4.6 Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank

     4.7 Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

     4.8 Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., and Radnor Management, Inc., Commission File No. 333-42101 (the "Series B S-4")

     4.9 First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.10 Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank

    4.11 Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

* 10.1 Sales Agent Agreement, dated January 20, 1996, between James River Paper Company, Inc. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a Sales Agent Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.7 filed with Amendment No.1 to the Original S-4)

* 10.2 Equipment Use Agreement, dated January 20, 1996, as amended by an Equipment Use Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.8 filed with Amendment No.1 to the Original S-4)

    10.3 License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a License Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.9 filed with Amendment No.1 to the Original S-4)

    10.4 Patent License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by an Amendment to Patent License Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.10 filed with Amendment No.1 to the Original S-4)

* 10.5 Contract of Sale, dated as of December 5, 1996, among Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Inc. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

**  10.6  First Amendment to Styrene Monomer Contract of Sale, dated as of
          October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Inc. and StyroChem Canada, Ltd.

* 10.7 Contract between ARCO Chemical Company and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated April 1, 1996, as amended on September, 1996 (Incorporated by reference to Exhibit No. 10.12 filed with Amendment No.1 to the Original S-4)

* 10.8 Supply Agreement by and between Radnor Chemical Corporation and James River Canada, Inc., dated March, 1996 (Incorporated by reference to Exhibit No. 10.17 filed with Amendment No. 1 to the Original S-4)

    10.9 Noncompetition Agreement by and between Radnor Holdings Corporation and Richard Davidovich, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.18 filed with the Original S-4)

   10.10 Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

   10.11 Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.27 filed with Amendment No. 1 to the Original S-4)

   10.12 Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

   10.13 Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

   10.14 Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit
          10.33 filed with the Series B S-4)

   10.15 Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

   10.16 Standard Commercial Lease by and between Bradford Management Company of Dallas, Inc. and StyroChem U.S., Inc., dated June 22, 1994, as amended on April 5, 1996, and as renewed on October 22, 1996 (Incorporated by reference to Exhibit No. 10.35 filed with Amendment No. 1 to the Original S-4)

***10.17 Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***10.18 Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.19 Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

   10.20 Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem

          U.S., Inc. and Radnor Holdings Corporation, dated October 15, 1997 (Incorporated by reference to Exhibit 10.41 filed with the Series B S-
          4), as amended by Joinder dated February 9, 1998 joining Radnor Delaware, Inc. (Incorporated by reference to Exhibit 10.32 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation), as further amended by Amendment No. 1 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated June 26, 1998 (Incorporated by reference to Exhibit No. 10.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation), as further amended by Amendment No. 2 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated October 1, 1998, as further amended by Amendment No. 3 to Second Amended and Restated Revolving Credit and Security Agreement among BNY Financial Corporation, NationsBank, N.A., WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc., Radnor Delaware, Inc. and Radnor Holdings Corporation, dated December 23, 1998

   10.21 Amended and Restated Revolving Credit Note, dated December 5, 1996, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. in favor of The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.42 filed with Amendment No. 1 to the Original S-4)

   10.22 Amended and Restated Revolving Credit Note, dated December 5, 1996, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, and StyroChem U.S., Inc. in favor of NationsBank, N.A. (Incorporated by reference to Exhibit No. 10.43 filed with Amendment No. 1 to the Original S-4)

   10.23 Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

   10.24 Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

   10.25 Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

   10.26 Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

   10.27 Patent Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.48 filed with Amendment No. 1 to the Original S-4)

   10.28 Patent Assignment of Security, dated December 5, 1996, between StyroChem U.S., Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.49 filed with Amendment No. 1 to the Original S-4)

   10.29 Collateral Assignment, dated as of December 5, 1996, among Radnor Holdings Corporation and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.50 filed with Amendment No. 1 to the Original S-4)

   10.30 Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

   10.31 Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

   10.32 Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No.
          10.65 filed with Amendment No. 1 to the Original S-4)

***10.33 Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

   10.34 Sale of Assets Agreement between Neste Oy, Isora Oy, Neste Cellplast AB, Neste Thermisol A/S and StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Sweden AB, ThermiSol Denmark ApS and Radnor Holdings Corporation dated as of September 17, 1997 (Incorporated by reference to Exhibit No. 2.1 filed with the Form 8-K filed by Radnor Holdings Corporation dated October 15, 1997)

   10.35 Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-
          4)

   10.36 Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-
          4)

   10.37 Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-
          4)

   10.38 Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-
          4)

   10.39 Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-
          4)

   10.40 Supplement Revolving Multicurrency Credit Agreement among BNY Financial Limited, NationsBank, N.A., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Denmark ApS and ThermiSol Sweden AB Guaranteed by Inter Alia WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation dated October 15, 1997 as amended by Supplement Revolving Multicurrency Credit Agreement among BNY Financial Limited, NationsBank, N.A., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Finland Oy, ThermiSol Denmark ApS and ThermiSol Sweden AB Guaranteed by Inter Alia WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Inc. and Radnor Holdings Corporation dated November 21, 1997 (Incorporated by reference to Exhibit 10.73 filed with Amendment No. 1 to the Series B S-4)

   10.41 Lease Agreement between Oy KWH Plast Ab, Jakobstad and Isora Oy dated January 24, 1995 (Incorporated by reference to Exhibit 10.74 filed with the Series B S-4)

   10.42 Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated

          October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

   10.43 Lease Agreement between Avena Siilot Oy and Neste Oy Polystyreeni dated March 13, 1997 (Incorporated by reference to Exhibit 10.76 filed with the Series B S-4)

   10.44 Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit
          10.77 filed with Amendment No. 1 to the Series B S-4)

   10.45 Lease Contract between Lokalo Fastighetsfarvaltning and Neste Cellplast AB dated August 16, 1996 (Incorporated by reference to
          Exhibit 10.78 filed with Amendment No. 1 to the Series B S-4)

   10.46 Lease Contract between Norrtalje Industri- och Hantverkshus AB (NIHAB) and Neste Cellplast AB dated June 26, 1996 (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the Series B S-4)

* 10.47 Styrene Monomer Supply Agreement dated as of October 15, 1997 between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to
          Exhibit 10.80 filed with Amendment No. 1 to the Series B S-4)

***10.48 Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to
          Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

** 10.49 Agreement of Sale dated as of January 1, 1998 between ARCO Chemie Nederland, Ltd. and StyroChem Finland Oy

***10.50  Radnor Holdings Corporation Key Executive Retirement Plan

***10.51 Executive Employment Agreement dated as of July 1, 1993 between Radnor Holdings Corporation and Don Rogalski

***10.52 Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold

   21.1   List of Subsidiaries of the Registrant

   27.1   Financial Data Schedule (Radnor Holdings Corporation)

   99.1 Pages F-32 to F-84 of the Company's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101

   * Portions of this Exhibit have been deleted pursuant to an Order Granting the Company's Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.

   ** Portions of this Exhibit have been deleted pursuant to the Company's Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

   *** This exhibit represents a management contract or compensatory plan or arrangement.