Form 10-Q
period 1999-03-26
RADNOR HOLDINGS CORP
filed 1999-05-05
CIK 1029893

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                 March 26, 1999

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

                              Yes [ X ]  No [   ]

    The number of shares outstanding of the Registrant's common stock as of
                                  May 5, 1999:

                                                              Number
            Class                                           of Shares
------------------------------------------------           -------------
Voting Common Stock; $.10 par value                             600
Nonvoting Common Stock; $.10 par value                          245
Class B Nonvoting Common Stock; $.01 par value                5,400

================================================================================


                                                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                           RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share amounts)

                                                                  March 26,                   December 25,
                                                                    1999                          1998
                                                               ---------------               ---------------
                                                                 (Unaudited)
                          ASSETS
CURRENT ASSETS
    Cash                                                           $ 1,772                       $ 3,975
    Marketable securities                                              527                           546
    Accounts receivable, net                                        29,914                        28,655
    Inventories, net                                                35,806                        35,267
    Prepaid expenses and other                                       6,199                         4,075
    Deferred tax asset                                               2,258                         2,255
                                                               ---------------               ---------------

           Total current assets                                     76,476                        74,773
                                                               ---------------               ---------------

PROPERTY, PLANT AND EQUIPMENT                                      214,252                       203,913
LESS - ACCUMULATED DEPRECIATION                                    (25,212)                      (22,536)
                                                               ---------------               ---------------

NET PROPERTY, PLANT AND EQUIPMENT                                  189,040                       181,377
                                                               ---------------               ---------------

OTHER ASSETS                                                        22,032                        22,646
                                                               ---------------               ---------------

           Total assets                                          $ 287,548                     $ 278,796
                                                               ===============               ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                               $26,143                       $28,756
    Accrued liabilities                                             23,596                        20,618
    Current portion of long-term debt and capitalized
           lease obligations                                         2,826                         1,490
                                                               ---------------               ---------------
           Total current liabilities                                52,565                        50,864
                                                               ---------------               ---------------

LONG-TERM DEBT, net of current portion                             202,062                       189,653
                                                               ---------------               ---------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                5,095                         4,855
                                                               ---------------               ---------------
DEFERRED TAX LIABILITY                                              11,134                        11,839
                                                               ---------------               ---------------
OTHER NONCURRENT LIABILITIES                                           684                           636
                                                               ---------------               ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Voting and nonvoting common stock, 22,700 shares
           authorized, 6,245 shares issued and outstanding               1                             1
    Additional paid-in capital                                      19,387                        19,387
    Retained earnings                                                 (211)                        1,087
    Cumulative translation adjustment                               (3,169)                          474
                                                               ---------------               ---------------

           Total stockholders' equity                               16,008                        20,949
                                                               ---------------               ---------------

           Total liabilities and stockholders' equity            $ 287,548                     $ 278,796
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                                                   For the three months ended
                                                         ---------------------------------------------
                                                           March 26,                         March 27,
                                                              1999                            1998
                                                         -------------                   -------------
Net sales                                                     $67,752                         $71,814
Cost of goods sold                                             49,152                          52,785
                                                         -------------                   -------------

           Gross profit                                        18,600                          19,029

Operating expenses:
     Distribution                                               5,037                           5,173
     Selling, general and administrative                       10,191                           8,526
                                                         -------------                   -------------

           Income from operations                               3,372                           5,330

Other (income) expense:
     Interest                                                   5,021                           4,559
     Other, net                                                   414                            (281)
                                                         -------------                   -------------

Income (loss) before income taxes                              (2,063)                          1,052

Provision (benefit) for income taxes:
     Current                                                     (127)                             78
     Deferred                                                    (638)                            322
                                                         -------------                   -------------
                                                                 (765)                            400
                                                         -------------                   -------------

Net income (loss)                                             $(1,298)                          $ 652
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                         For the three months ended
                                                                   -------------------------------------
                                                                     March 26,               March 27,
                                                                        1999                    1998
                                                                   -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(1,298)                 $  652
  Adjustments to reconcile net income to cash used
     in operating activities-
         Depreciation                                                    3,024                   2,441
         Amortization                                                    1,017                     511
         Unrealized loss on marketable securities                           19                      -
         Deferred income taxes                                            (638)                    322
         Changes in operating assets and liabilities
               Accounts receivable, net                                 (1,828)                 (3,562)
               Inventories, net                                         (1,218)                 (6,359)
               Prepaid expenses and other                               (2,245)                 (1,280)
               Accounts payable                                         (2,354)                   (944)
               Accrued liabilities                                       3,321                   3,160
                                                                   -------------           -------------
                   Net cash used in operating activities                (2,200)                 (5,059)
                                                                   -------------           -------------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                (6,015)                 (4,763)
    Increase in other assets                                              (505)                 (1,436)
                                                                   -------------           -------------
                  Net cash used in investing activities                 (6,520)                 (6,199)
                                                                   -------------           -------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on bank financed debt and
        unsecured notes payable                                          6,724                   6,105
    Net payments on capitalized lease obligations                         (183)                     -
                                                                   -------------           -------------
                  Net cash provided by financing activities              6,541                   6,105
                                                                   -------------           -------------

  EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                 (24)                   (280)
                                                                   -------------           -------------

  NET DECREASE IN CASH                                                  (2,203)                 (5,433)

  CASH, beginning of period                                              3,975                   8,810
                                                                   -------------           -------------

  CASH, end of period                                                  $ 1,772                 $ 3,377
                                                                   =============           =============

  SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                                      $   465                 $   238
                                                                   =============           =============

    Income taxes paid                                                  $   160                 $    -
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

(2)  INVENTORIES

     The components of inventories were as follows (in thousands):

                                                 March 26,  December 25,
                                                   1999         1998
                                                 --------   -----------

     Raw Materials                               $12,107       $12,576
     Work in Process                               1,195         1,251
     Finished Goods                               22,504        21,440
                                                 -------       -------
                                                 $35,806       $35,267
                                                 =======       =======

(3)  INTEREST EXPENSE

     Included in interest expense is $391,000 and $277,000 of amortization of deferred financing costs for the three months ended March 26, 1999 and March 27, 1998, respectively. Premium amortization of $78,000 and $70,000 related to the issuance of the Company's 10% Series B Senior Notes due 2003 is also included in interest expense for the three months ended March 26, 1999 and March 27, 1998, respectively.

(4)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. For the three months ended March 26, 1999 and March 27, 1998 the Company had comprehensive losses as follows (in thousands):

                                                 March 26,   March 27,
                                                   1999        1998
                                                  -------     -------
     Net Income (Loss)                            $(1,298)    $   652
     Foreign Currency Translation Adjustment       (3,643)     (1,473)
                                                  -------     -------
               Comprehensive Loss                 $(4,941)    $  (821)
                                                  =======     =======

(5)  SEGMENT INFORMATION

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the use of a segment reporting model called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

     The Company has two business segments that operate within three distinct geographic regions. The packaging and insulation segment produces food packaging and insulation products for distribution to the foodservice, insulation and packaging industries. The specialty chemicals segment produces EPS for internal consumption by the packaging and insulation segment in addition to selling to third-party manufacturers. Each of these segments operates in the United States, Canada and Europe. The following tables summarize the Company's financial information and results of operations by segment and geographic region for the three months ended March 26, 1999 and March 27, 1998.

  Operating:


      Three Months Ended         Packaging and       Specialty         Corporate
       March 26, 1999            Insulation(1)      Chemicals(1)       and Other      Eliminations       Consolidated
----------------------------     --------------     ------------       ---------      ------------       ------------
Sales to Unaffiliated
 Customers                            $ 50,022         $17,337          $   393         $     --            $ 67,752

Transfers Between Operating
 Segments                                   --           3,728               --           (3,728)                 --

Operating Income (Loss)                  6,245          (1,609)          (1,264)              --               3,372

Income (Loss) Before Income
 Taxes                                   3,137          (2,343)          (2,857)              --              (2,063)

Identifiable Assets                    178,445          85,465           23,638               --             287,548



      Three Months Ended         Packaging and       Specialty         Corporate
       March 27, 1998            Insulation(1)      Chemicals(1)       and Other      Eliminations       Consolidated
----------------------------     --------------     ------------       ---------      ------------       ------------
Sales to Unaffiliated
 Customers                            $ 48,069         $23,745        $     --        $      --            $ 71,814

Transfers Between Operating
 Segments                                   --           2,937              --           (2,937)                 --

Operating Income (Loss)                  4,609           2,139          (1,418)              --               5,330

Income (Loss) Before Income
 Taxes                                   1,809           1,634          (2,391)              --               1,052

Identifiable Assets                    159,417          86,176          11,476               --             257,069


  (1) Amounts reflect the transfer of the EPS production operations in Minton, Texas from the Company's Radnor Chemical subsidiary to its WinCup subsidiary.

     Geographic:



   Three Months Ended               United
    March 26, 1999                  States           Canada          Europe        Eliminations      Consolidated
------------------------------    -----------    --------------  ---------------  ---------------  ----------------
Sales to Unaffiliated
 Customers                          $50,030           $3,272         $14,450           $  --           $67,752

Transfers Between Geographic
 Segments                                --            1,522              --          (1,522)               --

Operating Income (Loss)               3,537              391            (556)             --             3,372
Income (Loss) Before Income
 Taxes                                 (173)             111          (2,001)             --            (2,063)



   Three Months Ended               United
    March 27, 1998                  States           Canada          Europe        Eliminations      Consolidated
------------------------------    -----------    --------------  ---------------  ---------------  ----------------
Sales to Unaffiliated
 Customers                          $49,432           $4,501         $17,881           $  --           $71,814

Transfers Between Geographic
 Segments                                --              672              --            (672)               --

Operating Income                      3,219              892           1,219              --             5,330
Income (Loss) Before Income
 Taxes                                 (930)             611           1,371              --             1,052


(6)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months ended March 26, 1999 and March 27, 1998 (in thousands):

     Three Months Ended           Holding       Guarantor       Non-Guarantor
       March 26, 1999             Company      Subsidiaries      Subsidiaries      Eliminations      Consolidated
-----------------------------  -------------   ------------   ------------------  ---------------  ----------------
Net Sales                        $      --        $ 50,030          $19,244          $  (1,522)         $ 67,752
Gross Profit                            --          14,281            4,319                 --            18,600
Operating Income (Loss)                 --           3,537             (165)                --             3,372
Net Income (Loss)                       --             595           (1,893)                --            (1,298)

Current Assets                         563          50,089           29,234             (3,410)           76,476
Noncurrent Assets                  144,786         205,195           51,650           (190,559)          211,072
Current Liabilities                  5,096          34,228           17,093             (3,852)           52,565
Noncurrent Liabilities             161,784          98,833           57,028            (98,670)          218,975

     Three Months Ended           Holding       Guarantor       Non-Guarantor
      March 27, 1998              Company      Subsidiaries     Subsidiaries      Eliminations     Consolidated
-----------------------------  -------------   ------------   -----------------  ---------------  ---------------
Net Sales                        $    --         $ 49,432          $23,054         $    (672)         $ 71,814
Gross Profit                          --           12,804            6,225                --            19,029
Operating Income                      --            3,520            1,810                --             5,330
Net Income                            --            1,081              777            (1,206)              652

Current Assets                     1,364           48,507           31,961            (5,894)           75,938
Noncurrent Assets                151,065          179,519           46,693          (196,146)          181,131
Current Liabilities                5,134           28,864           16,843            (2,236)           48,605
Noncurrent Liabilities           162,089           67,953           56,542           (92,274)          194,310

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemicals and foam packaging and insulation products for the foodservice, insulation and packaging industries.

  The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry as well as a variety of standard and specialized insulation products. Through its WinCup Holdings, Inc. ("WinCup") subsidiary, the Company is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment primarily manufactures and distributes expandable polystyrene ("EPS") bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation ("Radnor Chemical") subsidiary, the Company is the fifth largest worldwide producer of EPS.

Results of Operations
---------------------

     In January 1999, the EPS production operations located in Minton, Texas were transferred from the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's results of operations for the three months ended March 27, 1998 have been restated to reflect the impact of this transaction for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED

                                                       Three Months Ended
                                           -----------------------------------------
(Millions of dollars)                          March 26, 1999      March 27, 1998
------------------------------------------------------------------------------------
Net sales                                            $67.8                $71.8
------------------------------------------------------------------------------------
Gross profit                                          18.6                 19.0
------------------------------------------------------------------------------------
Operating expenses                                    15.2                 13.7
------------------------------------------------------------------------------------
Income from operations                                 3.4                  5.3
------------------------------------------------------------------------------------

  Net sales for the three months ended March 26, 1999 were $67.8 million. This $4.0 million decrease from the three months ended March 27, 1998 was caused by reductions in selling prices in the specialty chemicals segment, partially offset by growth in the insulation and food packaging businesses. Gross profit increased to 27.4% of net sales for the first quarter of fiscal 1999 from 26.5% of net sales in the first quarter of fiscal 1998. This increase was caused by improved manufacturing efficiencies and lower raw material costs, partially offset by increased depreciation expense of $0.6 million and the impact of the
reduced specialty chemical selling prices.   Operating expenses for the three
months ended March 26, 1999 increased to $15.2 million from $13.7 million for the same period in 1998 primarily as a result of a $0.5 million increase in amortization of intangible assets and increased operating costs in the administrative operations.

SEGMENT ANALYSIS

Packaging & Insulation

                                                       Three Months Ended
                                           -----------------------------------------
(Millions of dollars)                          March 26, 1999      March 27, 1998
------------------------------------------------------------------------------------
Net sales                                            $50.0                $48.1
------------------------------------------------------------------------------------
Gross profit                                          15.6                 13.7
------------------------------------------------------------------------------------
Operating expenses                                     9.3                  9.1
------------------------------------------------------------------------------------
Income from operations                                 6.3                  4.6
------------------------------------------------------------------------------------

          Net sales in the packaging and insulation business segment increased by $1.9 million to $50.0 million for the three months ended March 26, 1999.
This 4.0% increase over the three months ended March 27, 1998 was primarily due to volume growth within both the insulation and food packaging businesses.
Gross profit increased to 31.2% of net sales for the three months ended March 26, 1999 from 28.5% of net sales for the same period in 1998 as a result of improved manufacturing efficiencies and higher production levels. Operating expenses decreased to 18.6% of net sales for the three months ended March 26, 1999 from 18.9% of net sales for the three months ended March 27, 1998 primarily due to lower distribution costs within both the food packaging and insulation packaging operations. Income from operations for the three months ended March 26, 1999 increased by $1.7 million or 37.0% over the same period in 1998 as a result of the reasons described above.

Specialty Chemicals

                                                        Three Months Ended
                                           ------------------------------------------
(Millions of dollars)                          March 26, 1999       March 27, 1998
-------------------------------------------------------------------------------------
Net sales                                            $21.1                 $26.7
-------------------------------------------------------------------------------------
Gross profit                                           2.2                   5.7
-------------------------------------------------------------------------------------
Operating expenses                                     3.8                   3.6
-------------------------------------------------------------------------------------
Income (loss) from operations                         (1.6)                  2.1
-------------------------------------------------------------------------------------

  Net sales for the three months ended March 26, 1999 and March 27, 1998 included sales to the packaging and insulation segment of $3.7 million and $3.0 million, respectively. Net sales for the first quarter of fiscal 1999 decreased to $21.1 million from $26.7 million for the same period in 1998. This $5.6 million decrease was primarily due to reductions in selling prices in both the North American and European specialty chemicals businesses. These price reductions were the combined result of lower underlying raw material prices and excess supply in the North American and European EPS markets caused by increased competition from Asian producers.

  Gross profit decreased to 10.4% of net sales for the first quarter of fiscal 1999 as compared to 21.3% of net sales for the same period in 1998. This decrease was primarily caused by the reduction in selling prices described above, partially offset by lower raw material costs and increased manufacturing efficiencies. Operating expenses increased $0.2 million to $3.8 million for the three months ended March 26, 1999 as a result of increased distribution costs in the European specialty chemicals business.

Corporate & Other

  Corporate operating expenses increased by $1.1 million to $2.1 million for the three months ended March 26, 1999. This increase was primarily due to a $0.5 million increase in amortization of intangible assets and increased operating costs at the Company's executive offices in Radnor, Pennsylvania.

Interest Expense
----------------

                                                       Three Months Ended
                                           -----------------------------------------
(Millions of dollars)                          March 26, 1999      March 27, 1998
------------------------------------------------------------------------------------
Interest expense                                     $5.0                 $4.6
------------------------------------------------------------------------------------

  Interest expense for the three months ended March 26, 1999 increased by $0.4 million over the same period in 1998. This increase was primarily due to increased borrowings related to the purchase of the Company's Atlanta, Georgia and Tolleson, Arizona food packaging plants in June 1998 and March 1999, respectively. In addition, amortization of deferred financing fees and debt issuance premium increased to $0.3 million for the three months ended March 26, 1999 from $0.2 million for the same period in 1998.

Income Taxes
------------

                                                        Three Months Ended
                                           ------------------------------------------
(Millions of dollars)                          March 26, 1999       March 27, 1998
-------------------------------------------------------------------------------------
Income tax expense (benefit)                       ($ 0.8)                 $0.4
-------------------------------------------------------------------------------------

  The effective tax rate for the three months ended March 26, 1999 decreased to 37.1% of pre-tax income from 38.0% of pre-tax income for the same period in 1998. As of March 26, 1999 the Company had approximately $26.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2019.

Liquidity and Capital Resources
-------------------------------

  During the three months ended March 26, 1999 and March 27,1998, the Company's principal source of funds consisted of cash from financing activities. During the 1999 period, after tax cash flow of $2.1 million, borrowings on bank financed debt of $6.7 million and a decrease in cash of $2.2 million were primarily used to fund capital expenditures of $6.0 million and a $4.3 million increase in working capital.

  As of March 26, 1999, the Company had $24.7 million outstanding and $10.0 million of availability under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

Other Financial Data
--------------------

Year 2000 Readiness Disclosure

  Many existing computer hardware and software systems use only the last two digits to identify a year. As a result, many systems do not yet recognize the difference between years beginning with "20" instead of "19". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

  The Company's current Year 2000 assessment is that some of its data processing systems are generally not compliant. Some of these systems can easily be updated or modified to be compliant, but several of the Company's systems cannot be updated because of software or hardware limitations. The Company has begun the process of replacing these systems with Year 2000 compliant data processing systems. As of March 26, 1999 the Company had incurred approximately $100,000 in costs to upgrade or replace its noncompliant systems, including internal costs for personnel, training, supplies, travel and equipment. The total cost to upgrade or replace the Company's noncompliant systems is not expected to exceed $400,000 and is expected to be funded through operations. The Company has assessed its non-information technology systems and does not believe that any Year 2000 noncompliance with respect to these systems will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

Financial Instruments

  There has been no material change in the net financial instrument position or sensitivity to market risk since the disclosure in the annual report.

Forward Looking Statements
--------------------------

  All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company's Report on Form 10-K for the year ended December 25, 1998, Commission File No. 333-19495, to which reference is hereby made.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three month period ended March 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                    RADNOR HOLDINGS CORPORATION
                                    (registrant)

                                    /s/ Michael V. Valenza
                                    ---------------------------------
Date:  May 5, 1999                  By:
                                    Michael V. Valenza
                                    Senior Vice President-Finance and
                                    Chief Financial Officer