Form 10-Q
period 1999-06-25
RADNOR HOLDINGS CORP
filed 1999-08-04
CIK 1029893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                 June 25, 1999

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934 for the
                    transition period from ______ to ______

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

                                Yes [X]  No [_]

    The number of shares outstanding of the Registrant's common stock as of
                                August 4, 1999:

                                                               Number
                        Class                                of Shares
         -------------------------------------------------------------

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

================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                      June 25,       December 25,
                                                                        1999            1998
                                                                     -----------     ------------
                                                                     (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS
       Cash                                                           $   3,980      $   3,975
       Marketable securities                                                593            546
       Accounts receivable, net                                          34,871         28,655
       Inventories, net                                                  30,099         35,267
       Prepaid expenses and other                                         7,327          4,075
       Deferred tax asset                                                 2,263          2,255
                                                                     -----------   ------------

             Total current assets                                        79,133         74,773
                                                                     -----------   ------------

PROPERTY, PLANT AND EQUIPMENT                                           217,252        203,913
LESS - ACCUMULATED DEPRECIATION                                         (28,227)       (22,536)
                                                                     -----------   ------------

NET PROPERTY, PLANT AND EQUIPMENT                                       189,025        181,377
                                                                     -----------   ------------

OTHER ASSETS                                                             21,572         22,646
                                                                     -----------   ------------

             Total assets                                             $ 289,730      $ 278,796
                                                                     ===========  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES
       Accounts payable                                               $  26,143      $  28,756
       Accrued liabilities                                               21,317         20,618
       Current portion of long-term debt and capital
             lease obligations                                            3,217          1,490
                                                                     -----------   ------------

             Total current liabilities                                   50,677         50,864
                                                                     -----------   ------------

LONG-TERM DEBT, net of current portion                                  206,800        189,653
                                                                     -----------   ------------
CAPITAL LEASE OBLIGATIONS, net of current portion                         5,002          4,855
                                                                     -----------   ------------
DEFERRED TAX LIABILITY                                                   11,454         11,839
                                                                     -----------   ------------
OTHER NONCURRENT LIABILITIES                                                330            636
                                                                     -----------   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
       Voting and nonvoting common stock, 22,700 shares authorized,
             6,245 shares issued and outstanding                              1              1
       Additional paid-in capital                                        19,387         19,387
       Retained earnings                                                    491          1,087
       Cumulative translation adjustment                                 (4,412)           474
                                                                     -----------   ------------

             Total stockholders' equity                                  15,467         20,949
                                                                     -----------   ------------

             Total liabilities and stockholders' equity               $ 289,730      $ 278,796
                                                                     ===========  =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)


                                                              For the three months ended          For the six months ended
                                                              --------------------------          ------------------------
                                                              June 25,          June 26,          June 25,         June 26,
                                                               1999               1998              1999             1998
                                                              ---------        ---------         ---------         ---------
Net sales                                                     $  80,995        $  84,063         $ 148,747         $ 155,877
Cost of goods sold                                               57,854           58,907           107,006           111,692
                                                              ---------        ---------         ---------         ---------
            Gross profit                                         23,141           25,156            41,741            44,185

Operating expenses:
       Distribution                                               6,313            6,033            11,350            11,206
       Selling, general and administrative                       10,477            9,734            20,668            18,260
                                                              ---------        ---------         ---------         ---------
            Income from operations                                6,351            9,389             9,723            14,719

Other (income) expense:
       Interest, net                                              5,089            4,613            10,110             9,172
       Other, net                                                   156               35               570              (246)
                                                              ---------        ---------         ---------         ---------
Income (loss) before income taxes                                 1,106            4,741              (957)            5,793

Provision (benefit) for income taxes:
       Current                                                       68              357               (59)              435
       Deferred                                                     336            1,439              (302)            1,761
                                                              ---------        ---------         ---------         ---------
                                                                    404            1,796              (361)            2,196
                                                              ---------        ---------         ---------         ---------
Net income (loss)                                             $     702        $   2,945         $    (596)        $   3,597
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                               For the six months ended
                                                               ------------------------
                                                               June 25,        June 26,
                                                                 1999           1998
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $   (596)       $  3,597
   Adjustments to reconcile net income to cash used
     in operating activities-
       Depreciation and amortization                              8,262           5,954
       Unrealized gain on marketable securities                     (47)            --
       Deferred income taxes                                       (302)          1,761
       Changes in operating assets and liabilities, net of
          acquisition of business-
              Accounts receivable, net                           (7,006)         (7,209)
              Inventories, net                                    4,323          (5,177)
              Prepaid expenses and other                         (3,421)           (996)
              Accounts payable                                   (2,302)         (1,393)
              Accrued liabilities                                   822           2,834
                                                               --------        --------
                  Net cash used in operating activities            (267)           (629)
                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (10,293)         (8,435)
   Acquisition of Epsilevy Oy, net of cash acquired                 --           (1,049)
   Additional acquisition costs for StyroChem Europe                --             (345)
   Increase in other assets                                      (1,220)         (1,782)
                                                               --------        --------
                  Net cash used in investing activities         (11,513)        (11,611)
                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on bank financed debt and
       unsecured notes payable                                   12,048           4,710
   Net proceeds (payments) on capital lease obligations            (220)          4,871
                                                               --------        --------
                  Net cash provided by financing activities      11,828           9,581
                                                               --------        --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                            (43)         (1,181)
                                                               --------        --------
NET INCREASE (DECREASE) IN CASH                                       5          (3,840)
CASH, beginning of period                                         3,975           8,810
                                                               --------        --------
CASH, end of period                                            $  3,980        $  4,970
                                                               ========        ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                               $  9,240        $  8,649
                                                               ========        ========
   Income taxes paid                                           $    161        $    --
                                                               ========        ========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                  (Unaudited)
                                (In thousands)

                                                       For the three months ended                  For the six months ended
                                                       --------------------------                  ------------------------
                                                     June 25,             June 26,              June 25,             June 26,
                                                     1999 /(1)/           1998 /(1)/            1999 /(1)/           1998 /(1)/
                                                     ---------            ---------             --------             ---------
Sales to Unaffiliated Customers:
     Packaging and Insulation                       $  59,255            $  58,922             $ 109,277            $ 106,991
     Specialty Chemicals                               28,709               32,195                49,774               58,877
     Corporate and Other                                  507                   --                   900                   --
     Transfers Between Operating
        Segments /(2)/                                 (7,476)              (7,054)              (11,204)              (9,991)
                                                     --------             --------              --------             --------
                   Consolidated                     $  80,995            $  84,063             $ 148,747            $ 155,877
                                                     --------             --------              --------             --------

Operating Income (Loss):
     Packaging and Insulation                       $   7,520            $   7,410             $  13,765            $  12,019
     Specialty Chemicals                                   45                3,047                (1,564)               5,186
     Corporate and Other                               (1,214)              (1,068)               (2,478)              (2,486)
                                                     --------             --------              --------             --------
                   Consolidated                     $   6,351            $   9,389             $   9,723            $  14,719
                                                     --------             --------              --------             --------

Income (Loss) Before Income Taxes:
     Packaging and Insulation                       $   4,451            $   4,530             $   7,588            $   6,339
     Specialty Chemicals                                 (872)               2,422                (3,215)               4,056
     Corporate and Other                               (2,473)              (2,211)               (5,330)              (4,602)
                                                     --------             --------              --------             --------
                   Consolidated                     $   1,106            $   4,741             $    (957)           $   5,793
                                                     --------             --------              --------             --------

/(1)/ Amounts reflect the transfer of the expandable polystyrene ("EPS") production operations in Minton, Texas from one of the Company's Specialty Chemical subsidiaries to one of its Packaging and Insulation subsidiaries.

/(2)/ Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.


                                           RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                                   SUMMARY BY GEOGRAPHIC REGION
                                                            (Unaudited)
                                                          (In thousands)


                                                      For the three months ended                  For the six months ended
                                                      --------------------------                  ------------------------
                                                    June 25,              June 26,             June 25,              June 26,
                                                      1999                  1998                 1999                  1998
                                                    --------              --------             --------              --------
Sales to Unaffiliated Customers:
     United States                                 $  54,879             $  56,028            $ 104,909             $ 105,460
     Canada                                            6,128                 5,810               10,922                10,983
     Europe                                           22,270                25,598               36,720                43,479
     Transfers Between Geographic
        Regions /(1)/                                 (2,282)               (3,373)              (3,804)               (4,045)
                                                    --------              --------             --------              --------
                   Consolidated                    $  80,995             $  84,063            $ 148,747             $ 155,877
                                                    --------              --------             --------              --------

Operating Income:
     United States                                 $   3,545             $   5,102            $   7,082             $   8,321
     Canada                                              472                 1,087                  863                 1,979
     Europe                                            2,334                 3,200                1,778                 4,419
                                                    --------              --------             --------              --------
                   Consolidated                    $   6,351             $   9,389            $   9,723             $  14,719
                                                    --------              --------             --------              --------

Income (Loss) Before Income Taxes:
     United States                                 $     179             $   2,164            $       6             $   2,623
     Canada                                               60                   729                  171                 1,340
     Europe                                              867                 1,848               (1,134)                1,830
                                                    --------              --------             --------              --------
                   Consolidated                    $   1,106             $   4,741            $    (957)            $   5,793
                                                    --------              --------             --------              --------

/(1)/ Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations.

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

(2)  INVENTORIES

     The components of inventories were as follows (in thousands):

                         June 25,   December 25,
                           1999        1998
                         --------   ------------

     Raw Materials       $ 8,998       $12,576
     Work in Process       1,328         1,251
     Finished Goods       19,773        21,440
                         -------       -------
                         $30,099       $35,267
                         =======       =======

(3)  INTEREST EXPENSE

     Included in interest expense is $369,000 and $266,000 of amortization of deferred financing costs for the three months ended June 25, 1999 and June 26, 1998, respectively, and $760,000 and $543,000 of amortization of deferred financing costs for the six months ended June 25, 1999 and June 26, 1998, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $80,000 and $76,000 for the three months ended June 25, 1999 and June 26, 1998, respectively, and $158,000 and $146,000 for the six months ended June 25, 1999 and June 26, 1998, respectively, is included in interest expense.

(4)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income as follows (in thousands):

                                                 Three Months Ended     Six Months Ended
                                                --------------------   -------------------
                                                June 25,    June 26,   June 25,   June 26,
                                                  1999        1998       1999       1998
                                                --------    -------    --------   --------

     Net Income (Loss)                           $   702     $2,945   $  (596)   $ 3,597
     Foreign Currency Translation Adjustment      (1,243)        98    (4,886)    (1,375)
                                                 -------     ------   -------    -------
               Comprehensive Income (Loss)       $  (541)    $3,043   $(5,482)   $ 2,222
                                                 =======     ======   =======    =======

(5)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months and six months ended June 25, 1999 and June 26, 1998 (in thousands):

                             Holding   Guarantor    Non-Guarantor
                             Company  Subsidiaries  Subsidiaries  Eliminations  Consolidated
                             -------  ------------  ------------  ------------  ------------

                                 Three Months Ended June 25, 1999
                                 --------------------------------
  Net Sales                $       -  $  54,879      $ 28,398      $  (2,282)     $  80,995
  Gross Profit                     -     14,932         8,209              -         23,141
  Income from Operations           -      3,453         2,898              -          6,351
  Net Income (Loss)                -       (376)        1,078              -            702

                                 Three Months Ended June 26, 1998
                                 --------------------------------
  Net Sales                $       -  $  56,373      $ 31,408      $  (3,718)     $  84,063
  Gross Profit                     -     15,789         9,367             -          25,156
  Income from Operations           -      5,220         4,169             -           9,389
  Net Income                       -      1,595         2,575         (1,225)         2,945

                                 Six Months Ended June 25, 1999
                                 --------------------------------
  Net Sales                $       -  $ 104,909      $ 47,642      $  (3,804)     $ 148,747
  Gross Profit                     -     29,213        12,528              -         41,741
  Income from Operations           -      6,990         2,733              -          9,723
  Net Income (Loss)                -        219          (815)             -           (596)

                                 Six Months Ended June 26, 1998
                                 --------------------------------
  Net Sales                $       -  $ 105,805      $ 54,462      $  (4,390)     $ 155,877
  Gross Profit                     -     28,593        15,592              -         44,185
  Income from Operations           -      8,740         5,979              -         14,719
  Net Income                       -      2,676         3,352         (2,431)         3,597

                                        As of June 25, 1999
                                        -------------------
  Current Assets           $   1,437  $  50,828      $ 29,271      $  (2,403)     $  79,133
  Non-Current Assets         138,604    204,011        50,721       (182,739)       210,597
  Current Liabilities          1,051     36,504        16,915         (3,793)        50,677
  Non-Current Liabilities    161,704     96,595        55,189        (89,902)       223,586

                                        As of June 26, 1998
                                        -------------------
  Current Assets           $     389  $  51,451      $ 35,228      $  (7,423)     $  79,645
  Non-Current Assets         146,738    180,838        49,175       (193,053)       183,698
  Current Liabilities          1,132     31,047        16,363           (874)        47,668
  Non-Current Liabilities    162,014     84,671        60,315       (108,522)       198,478

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

Results of Operations
---------------------

     In January 1999, the EPS production operations located in Minton, Texas were transferred from the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's results of operations for the three months and six months ended June 26, 1998 have been restated to reflect the impact of this transaction for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED

                                    Three Months Ended                Six Months Ended
                               -----------------------------   -----------------------------
(Millions of dollars)          June 25, 1999   June 26, 1998   June 25, 1999   June 26, 1998
--------------------------------------------------------------------------------------------
Net sales                         $  81.0         $  84.1         $ 148.7         $ 155.9
--------------------------------------------------------------------------------------------
Gross profit                         23.2            25.2            41.7            44.2
--------------------------------------------------------------------------------------------
Operating expenses                   16.8            15.8            32.0            29.5
--------------------------------------------------------------------------------------------
Income from operations                6.4             9.4             9.7            14.7
--------------------------------------------------------------------------------------------

     Net sales for the three months ended June 25, 1999 were $81.0 million, a decline of $3.1 million from the three months ended June 26, 1998. This decline was caused by reductions in selling prices in the specialty chemicals segment, partially offset by growth in the packaging and insulation segment. Gross profits decreased to 28.6% of net sales for the second quarter of fiscal 1999 from 30.0% of net sales in the second quarter of fiscal 1998. This decrease was caused by increased depreciation expense of $0.6 million and the impact of the reduced specialty chemical selling prices, partially offset by improved
manufacturing efficiencies and lower raw material costs.   Operating expenses
for the three months ended June 25, 1999 increased to $16.8 million from $15.8 million for the same period in 1998 primarily as a result of increased depreciation and amortization.

     Net sales for the six months ended June 25, 1999 were $148.7 million. This $7.2 million or 4.6% decrease from the same period in the prior year was caused by reduced specialty chemical selling prices, partially offset by growth in the packaging and insulation segment. Gross profit as a percentage of net sales decreased to 28.0% for the six months ended June 25, 1999 from 28.4% for the six months ended June 26, 1998. This decrease was caused by increased depreciation expense of $1.2 million and the impact of reduced specialty chemicals prices, partially offset by improved manufacturing efficiencies and lower raw material costs. Operating expenses for the six months ended June 25, 1999 increased $2.5 million over the same period in 1998 primarily as a result of a $1.0 million increase in depreciation and amortization combined with increased costs in the administrative operations.

SEGMENT ANALYSIS

Packaging & Insulation

                                    Three Months Ended                Six Months Ended
                               -----------------------------   -----------------------------
(Millions of dollars)          June 25, 1999   June 26, 1998   June 25, 1999   June 26, 1998
--------------------------------------------------------------------------------------------
Net sales                        $  59.3         $  58.9         $ 109.3         $ 107.0
--------------------------------------------------------------------------------------------
Gross profit                        18.3            18.0            33.9            31.7
--------------------------------------------------------------------------------------------
Operating expenses                  10.8            10.6            20.1            19.7
--------------------------------------------------------------------------------------------
Income from operations               7.5             7.4            13.8            12.0
--------------------------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment increased by $0.4 million to $59.3 million for the three months ended June 25, 1999 primarily due to volume growth. Gross profit increased to 30.9% of net sales for the three months ended June 25, 1999 from 30.6% of net sales for the same period in 1998 as a result of improved manufacturing efficiencies and higher production levels. Operating expenses increased marginally to $10.8 million for the three months ended June 25, 1999 from $10.6 million for the same period in 1998 primarily due to higher distribution costs. Income from operations for the three months ended June 25, 1999 increased by $0.1 million or 1.4% over the same period in 1998 as a result of the reasons described above.

     Net sales for the six months ended June 25, 1999 were $109.3 million. This $2.3 million or 2.1% increase over the six months ended June 26, 1998 was primarily due to volume growth. Gross profit as a percentage of net sales increased to 31.0% for the six months ended June 25, 1999 from 29.6% for the same period in 1998. This increase was primarily caused by improved manufacturing efficiencies and higher production levels. Operating expenses increased by $0.4 million to $20.1 million for the six months ended June 25, 1999 due to higher selling and administrative costs. Income from operations for the six months ended June 25, 1999 increased by $1.8 million or 15.0% over the same period in 1998 as a result of the reasons described above.

Specialty Chemicals

                                    Three Months Ended                Six Months Ended
                               -----------------------------   -----------------------------
(Millions of dollars)          June 25, 1999   June 26, 1998   June 25, 1999   June 26, 1998
--------------------------------------------------------------------------------------------
Net sales                        $  28.7         $  32.2         $  49.8         $ 58.9
--------------------------------------------------------------------------------------------
Gross profit                         4.3             7.1             6.5           12.9
--------------------------------------------------------------------------------------------
Operating expenses                   4.3             4.1             8.1            7.7
--------------------------------------------------------------------------------------------
Income (loss) from operations          -             3.0            (1.6)           5.2
--------------------------------------------------------------------------------------------

     Net sales for the three months ended June 25, 1999 and June 26, 1998 included sales to the packaging and insulation segment of $7.5 million and $7.1 million, respectively. Net sales for the six months ended

June 25, 1999 and June 26, 1998 included sales to the packaging and insulation segment of $11.2 million and $10.0 million, respectively.

     Net sales for the second quarter of fiscal 1999 decreased to $28.7 million from $32.2 million for the same period in 1998. This $3.5 million decrease was primarily due to reduced selling prices in both the North American and European specialty chemicals businesses. These price reductions were the combined result of lower underlying raw material prices and excess supply in the EPS market caused by increased competition from Asian producers. Gross profit decreased to 15.0% of net sales for the second quarter of fiscal 1999 from 22.0% of net sales for the same period in 1998. This decrease was caused by the reduction in selling prices described above, partially offset by lower raw material costs and increased manufacturing efficiencies. Operating expenses increased $0.2 million to $4.3 million for the three months ended June 25, 1999 as a result of higher distribution and administrative costs in the European specialty chemicals business.

     Net sales in the specialty chemicals business segment decreased by $9.1 million to $49.8 million for the six months ended June 25, 1999. This decrease was primarily due to reduced selling prices in the North American and European specialty chemicals businesses resulting from lower underlying raw material prices and excess supply in the EPS market. Gross profit decreased to 13.1% of net sales for the six months ended June 25, 1999 as compared to 21.9% of net sales for the same period in 1998. This decrease was caused by the reduction in selling prices described above, partially offset by lower raw material costs and increased manufacturing efficiencies. Operating expenses increased $0.4 million to $8.1 million for the six months ended June 25, 1999 due to increased distribution and administrative costs in the European specialty chemicals business, partially offset by lower administrative costs in the North American specialty chemicals business.



Corporate & Other

     For the three month and six month periods ended June 25, 1999, corporate operating expenses increased by $0.7 million and $1.7 million to $1.7 million and $3.8 million, respectively, from the same periods in 1998. These increases were primarily due to increased depreciation, amortization and administrative expenses.

Interest Expense
----------------

                                    Three Months Ended                Six Months Ended
                               -----------------------------   -----------------------------
(Millions of dollars)          June 25, 1999   June 26, 1998   June 25, 1999   June 26, 1998
--------------------------------------------------------------------------------------------
Interest expense                 $  5.1          $  4.6          $  10.1         $  9.2
--------------------------------------------------------------------------------------------

     Interest expense for the three months and six months ended June 25, 1999 increased by $0.5 million and $0.9 million, respectively, over the same periods in 1998. These increases were primarily due to increased borrowings related to the purchase of the Company's Atlanta, Georgia and Tolleson, Arizona packaging plants in June 1998 and March 1999, respectively. In addition, amortization of deferred financing fees and debt issuance premium increased by $0.1 million for the three months ended June 25, 1999 and by $0.2 million for the six months ended June 25, 1999.

Income Taxes
------------

                                    Three Months Ended                Six Months Ended
                               -----------------------------   -----------------------------
(Millions of dollars)          June 25, 1999   June 26, 1998   June 25, 1999   June 26, 1998
--------------------------------------------------------------------------------------------
Income tax expense (benefit)     $  0.4          $  1.8          $ (0.4)         $  2.2
--------------------------------------------------------------------------------------------

     The effective tax rate for the three months ended June 25, 1999 decreased to 36.5% of pre-tax income from 37.9% of pre-tax income for the same period in 1998. The effective tax rates for the six months ended June 25, 1999 and June 26, 1998 were 37.7% and 37.9% of pre-tax income, respectively. As of June 25, 1999 the Company had approximately $28.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2019.

Liquidity and Capital Resources
-------------------------------

     During the six months ended June 25, 1999 and June 26, 1998, the Company's principal source of funds consisted of cash from financing activities. During the 1999 period, after tax cash flow of $7.3 million and borrowings on bank financed debt of $12.0 million were primarily used to fund capital expenditures of $10.3 million and a $7.6 million increase in working capital.

     As of June 25, 1999, the Company had $28.0 million outstanding and $7.2 million of availability under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

     The Company's current Year 2000 assessment is that some of its data processing systems are generally not compliant. Some of these systems can easily be updated or modified to be compliant, but several of the Company's systems cannot be updated because of software or hardware limitations. The Company has begun the process of replacing these systems with Year 2000 compliant data processing systems. As of June 25, 1999, the Company had incurred approximately $150,000 in costs to upgrade or replace its noncompliant systems, including internal costs for personnel, training, supplies, travel and equipment. The total cost to upgrade or replace the Company's noncompliant systems is not expected to exceed $400,000 and is expected to be funded through operations. The Company has assessed its non-information technology systems and does not believe that any Year 2000 noncompliance with respect to these systems will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

     The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company has taken steps to obtain written confirmations that the systems of its suppliers and customers are Year 2000 compliant and to determine whether the nature of any noncompliance would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company has completed its confirmation process and is currently evaluating responses from suppliers and customers. Contingency plans will be developed, as necessary, based upon the results of the evaluation of these confirmations.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three month period ended June 25, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                  RADNOR HOLDINGS CORPORATION
                                  (registrant)

                                  /s/ MICHAEL V. VALENZA
                                  ----------------------------------------

Date:  August 4, 1999             By:
                                  Michael V. Valenza
                                  Senior Vice President-Finance and
                                  Chief Financial Officer