Form 10-Q
period 1999-09-24
RADNOR HOLDINGS CORP
filed 1999-11-05
CIK 1029893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                              September 24, 1999

   [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934 for the
              transition period from _____________ to __________

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

                              Yes [ X ]  No [   ]

    The number of shares outstanding of the Registrant's common stock as of
                               November 5, 1999:

                                                                    Number
                                     Class                         of Shares
-------------------------------------------------------------   -------------

Voting Common Stock; $.10 par value                                       600
Nonvoting Common Stock; $.10 par value                                    245
Class B Nonvoting Common Stock; $.01 par value                          5,400

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                        September 24,      December 25,
                                                           1999               1998
                                                      ---------------    ---------------
                                                        (Unaudited)

                    ASSETS
                    ------

CURRENT ASSETS
   Cash .............................................   $   3,255        $   3,975
   Marketable securities ............................         560              546
   Accounts receivable, net .........................      34,818           28,655
   Inventories, net .................................      33,121           35,267
   Prepaid expenses and other .......................       5,904            4,075
   Deferred tax asset ...............................       2,262            2,255
                                                        -------------    ------------

        Total current assets ........................      79,920           74,773
                                                        -------------    ------------
PROPERTY, PLANT AND EQUIPMENT .......................     221,393          203,913
LESS - ACCUMULATED DEPRECIATION .....................     (31,712)         (22,536)
                                                        -------------    ------------
NET PROPERTY, PLANT AND EQUIPMENT ...................     189,681          181,377
                                                        -------------    ------------

OTHER ASSETS ........................................      22,438           22,646
                                                        -------------    ------------

        Total assets ................................   $ 292,039        $ 278,796
                                                        =============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
   Accounts payable .................................   $  28,367        $  28,756
   Accrued liabilities ..............................      34,901           20,618
   Current portion of long-term debt and capital
        lease obligations ...........................       3,609            1,490
                                                        -------------    ------------
        Total current liabilities ...................      66,877           50,864
                                                        -------------    ------------
LONG-TERM DEBT, net of current portion ..............     202,242          189,653
                                                        -------------    ------------
CAPITAL LEASE OBLIGATIONS, net of current portion ...       5,565            4,855
                                                        -------------    ------------
DEFERRED TAX LIABILITY ..............................       7,881           11,839
                                                        -------------    ------------
OTHER NONCURRENT LIABILITIES ........................         393              636
                                                        -------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Voting and nonvoting common stock, 22,700
        shares authorized, 6,245 shares issued
        and outstanding .............................           1                1
   Additional paid-in capital .......................      19,387           19,387
   Retained earnings (deficit) ......................      (5,948)           1,087
   Cumulative translation adjustment ................      (4,359)             474
                                                        -------------    ------------
        Total stockholders' equity ..................       9,081           20,949
                                                        -------------    ------------

        Total liabilities and stockholders' equity ..   $ 292,039        $ 278,796
                                                        =============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)



                                                    For the three months ended        For the nine months ended
                                                  -------------------------------  -------------------------------
                                                  September 24,    September 25,   September 24,    September 25,
                                                       1999             1998            1999             1998
                                                  --------------   --------------  --------------   --------------

Net sales ......................................     $ 82,442         $ 78,852         $231,189         $234,729
Cost of goods sold .............................       59,321           54,485          166,327          166,177
                                                     --------         --------         --------         --------
      Gross profit .............................       23,121           24,367           64,862           68,552

Operating expenses:
   Distribution ................................        6,014            5,688           17,364           16,894
   Selling, general and administrative .........       10,928           10,180           31,596           28,440
                                                     --------         --------         --------         --------

     Income from operations ....................        6,179            8,499           15,902           23,218

Other expense:
   Interest, net ...............................        5,230            4,855           15,340           14,027
   Other, net ..................................          393              517              963              271
                                                     --------         --------         --------         --------

Income (loss) from continuing operations
   before income taxes .........................          556            3,127             (401)           8,920

Provision (benefit) for income taxes:
   Current .....................................           80              314               21              749
   Deferred ....................................          149              897             (153)           2,658
                                                     --------         --------         --------         --------
                                                          229            1,211             (132)           3,407
                                                     --------         --------         --------         --------
Income (loss) from continuing operations .......          327            1,916             (269)           5,513

Loss from discontinued operations, net of tax...       (6,766)            --             (6,766)            --
                                                     --------         --------         --------         --------
Net income (loss) ..............................      $(6,439)         $ 1,916          $(7,035)         $ 5,513
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        For the nine months ended
                                                                     --------------------------------
                                                                     September 24,     September 25,
                                                                          1999              1998
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................................       $ (7,035)         $  5,513
  Adjustments to reconcile net income (loss) to cash provided by operating activities-
        Depreciation and amortization ...........................         12,980             9,450
        Unrealized gain on marketable securities ................            (14)              --
        Deferred income taxes ...................................           (153)            2,658
        Discontinued operations .................................          6,766               --
        Changes in operating assets and liabilities, net of
           acquisition of business-
              Accounts receivable, net ..........................         (7,031)           (4,335)
              Inventories, net ..................................          1,341            (4,322)
              Prepaid expenses and other ........................         (2,003)           (1,306)
              Accounts payable ..................................           (101)             (769)
              Accrued liabilities ...............................          4,516             7,555
                                                                         -------           -------

                  Net cash provided by continuing operations ....          9,266            14,444

                  Net cash used in discontinued operations ......           (530)             --
                                                                         -------           -------
                  Net cash provided by operating activities .....          8,736            14,444

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..........................................        (13,490)          (19,252)
  Acquisition of Epsilevy Oy, net of cash acquired ..............            --             (1,049)
  Additional acquisition costs for StyroChem Europe .............            --               (345)
  Increase in other assets ......................................         (3,391)           (6,866)
                                                                         -------           -------
                  Net cash used in investing activities .........        (16,881)          (27,512)
                                                                         -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on bank financed debt and
      unsecured notes payable ...................................          7,748             5,258
  Net proceeds (payments) on capital lease obligations ..........           (420)            5,776
  Cash dividends ................................................            --             (1,500)
                                                                         -------           -------
                  Net cash provided by financing activities......          7,328             9,534
                                                                         -------           -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH ........................             97                49
                                                                         -------           -------

NET DECREASE IN CASH ............................................           (720)           (3,485)

CASH, beginning of period .......................................          3,975             8,810
                                                                         -------           -------
CASH, end of period .............................................        $ 3,255           $ 5,325
                                                                         =======           =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid .................................................        $ 9,961           $ 9,082
                                                                         =======           =======

  Income taxes paid, net of refunds of $137 in 1998 .............        $   162           $  (108)
                                                                         =======           =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY OPERATING SEGMENTS
                                   (Unaudited)
                                 (In thousands)


                                             For the three months ended          For the three months ended
                                            -----------------------------       -----------------------------
                                            September 24,   September 25,       September 24,   September 25,
                                               1999(1)         1998(1)              1999(1)         1998(1)
                                            -------------   -------------       -------------   -------------
Sales to Unaffiliated Customers:
   Packaging and Insulation .....         $  58,787          $  55,962          $ 168,064          $ 162,953
   Specialty Chemicals ..........            29,606             28,622             79,380             87,499
   Corporate and Other ..........               586                402              1,486                402
   Transfers Between Operating
     Segments(2) ................            (6,537)            (6,134)           (17,741)           (16,125)
                                          ---------          ---------          ---------          ---------
             Consolidated .......         $  82,442          $  78,852          $ 231,189          $ 234,729
                                          ---------          ---------          ---------          ---------

Operating Income (Loss):
   Packaging and Insulation .....         $   7,169          $   6,232          $  20,934          $  18,251
   Specialty Chemicals ..........               601              3,726               (963)             8,912
   Corporate and Other ..........            (1,591)            (1,459)            (4,069)            (3,945)
                                          ---------          ---------          ---------          ---------
             Consolidated .......         $   6,179          $   8,499          $  15,902          $  23,218
                                          ---------          ---------          ---------          ---------

Income (Loss) from Continuing
  Operations before Income Taxes:
   Packaging and Insulation .....         $   2,071          $   3,257          $   9,659          $   9,596
   Specialty Chemicals ..........             1,644              2,687             (1,571)             6,743
   Corporate and Other ..........            (3,159)            (2,817)            (8,489)            (7,419)
                                          ---------          ---------          ---------          ---------
             Consolidated .......         $     556          $   3,127          $    (401)         $   8,920
                                          ---------          ---------          ---------          ---------



(1) Amounts reflect the transfer of the expandable polystyrene ("EPS") production operations in Minton, Texas from one of the Company's Specialty Chemical subsidiaries to one of its Packaging and Insulation subsidiaries.

(2) Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGION
                                  (Unaudited)
                                 (In thousands)


                                             For the three months ended          For the three months ended
                                            -----------------------------       -----------------------------
                                            September 24,   September 25,       September 24,   September 25,
                                               1999(1)         1998(2)              1999(1)         1998(2)
                                            -------------   -------------       -------------   -------------
Sales to Unaffiliated Customers:
   United States ................         $  53,622          $  52,195          $ 158,531          $ 157,655
   Canada .......................             5,755              5,205             16,677             16,188
   Europe .......................            25,271             23,247             61,991             66,726
   Transfers Between Geographic
      Regions ...................            (2,206)            (1,795)            (6,010)            (5,840)
                                          ---------          ---------          ---------          ---------
               Consolidated .....         $  82,442          $  78,852          $ 231,189          $ 234,729
                                          ---------          ---------          ---------          ---------

Operating Income:
   United States ................         $   2,650          $   2,528          $   9,732          $  10,849
   Canada .......................               402              1,184              1,265              3,163
   Europe .......................             3,127              4,787              4,905              9,206
                                          ---------          ---------          ---------          ---------
               Consolidated .....         $   6,179          $   8,499          $  15,902          $  23,218
                                          ---------          ---------          ---------          ---------

Income (Loss) from Continuing
  Operations before Income Taxes:
   United States ................         $  (1,281)         $   2,284          $  (1,275)         $   4,907
   Canada .......................                45                896                216              2,236
   Europe .......................             1,792                (53)               658              1,777
                                          ---------          ---------          ---------          ---------
               Consolidated .....         $     556          $   3,127          $    (401)         $   8,920
                                          ---------          ---------          ---------          ---------

(1) Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty operations to its domestic food packaging operations as well as the sale of product from the Company's domestic food packaging operations to its European food packaging operations.

(2) Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations.

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

(2) DISCONTINUED OPERATIONS

  Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. The current period loss, net of a tax benefit of $3.7 million, represents the settlement of a contingent liability related to the discontinued operations.

(3) INVENTORIES

  The components of inventories were as follows (in thousands):

                     September 24,  December 25,
                         1999           1998
                     -------------  ------------
  Raw Materials            $10,386       $12,576
  Work in Process            1,312         1,251
  Finished Goods            21,423        21,440
                           -------       -------
                           $33,121       $35,267
                           =======       =======

(4) INTEREST EXPENSE

  Included in interest expense is $387,000 and $315,000 of amortization of deferred financing costs for the three months ended September 24, 1999 and September 25, 1998, respectively, and $1,147,000 and $858,000 of amortization of deferred financing costs for the nine months ended September 24, 1999 and September 25, 1998, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $81,000 and $85,000 for three months ended September 24, 1999 and September 25, 1998, respectively, and $239,000 and $231,000 for nine months ended September 24, 1999 and September 25, 1998, respectively, is included in interest expense.

(5) COMPREHENSIVE INCOME

  Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income as follows (in thousands):

                                                   Three Months Ended             Nine Months Ended
                                             -----------------------------  -----------------------------
                                             September 24,   September 25,  September 24,   September 25,
                                                  1999           1998            1999           1998
                                             -------------   -------------  -------------   -------------

  Net Income (Loss)                                $(6,439)         $1,916       $ (7,035)         $5,513
  Foreign Currency Translation Adjustment               53           3,699         (4,833)          2,324
                                                   -------          ------       --------          ------
            Comprehensive Income (Loss)            $(6,386)         $5,615       $(11,868)         $7,837
                                                   =======          ======       ========          ======

(6)  SUPPLEMENTAL FINANCIAL INFORMATION

  Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months and nine months ended September 24, 1999 and September 25, 1998 (in thousands):

                                  HOLDING   GUARANTOR    NON-GUARANTOR
                                  COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                  -------  ------------  ------------  ------------  ------------

                                               THREE MONTHS ENDED SEPTEMBER 24, 1999
                                               -------------------------------------
  Net Sales                         $-        $53,699        $30,949       $(2,206)      $82,442
  Gross Profit                       -         14,351          8,770             -        23,121
  Income from Operations             -          2,577          3,602             -         6,179
  Income (Loss) from
      Continuing Operations          -         (1,637)         1,964             -           327

                                               THREE MONTHS ENDED SEPTEMBER 25, 1998
                                               -------------------------------------

  Net Sales                         $-        $52,195        $28,452       $(1,795)      $78,852
  Gross Profit                       -         13,717         10,650             -        24,367
  Income from Operations             -          2,531          5,968             -         8,499
  Income (Loss) from
      Continuing Operations          -          2,941            503        (1,528)        1,916

                                               NINE MONTHS ENDED SEPTEMBER 24, 1999
                                               ------------------------------------

  Net Sales                         $-       $158,608        $78,591       $(6,010)     $231,189
  Gross Profit                       -         43,564         21,298             -        64,862
  Income from Operations             -          9,567          6,335             -        15,902
  Income (Loss) from
      Continuing Operations          -         (1,418)         1,149             -          (269)


                              HOLDING   GUARANTOR    NON-GUARANTOR
                              COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                              -------  ------------  ------------  ------------  ------------

                                           NINE MONTHS ENDED SEPTEMBER 25, 1998
                                           ------------------------------------
  Net Sales                  $   -         $158,000     $82,914      $(6,185)     $234,729
  Gross Profit                   -           42,310      26,242            -        68,552
  Income from Operations         -           11,271      11,947            -        23,218
  Income (Loss) from
    Continuing Operations        -            5,617       3,855       (3,959)        5,513

                                                 AS OF SEPTEMBER 24, 1999
                                                 ------------------------
  Current Assets             $    652      $ 51,069     $30,876    $  (2,677)     $ 79,920
  Non-Current Assets          141,499       204,991      51,550     (185,921)      212,119
  Current Liabilities          15,011        37,001      19,470       (4,605)       66,877
  Non-Current Liabilities     157,900        97,637      52,606      (92,062)      216,081

                                                 AS OF SEPTEMBER 25, 1998
                                                 ------------------------
  Current Assets             $    340      $ 49,091     $32,412    $  (4,354)     $ 77,489
  Non-Current Assets          147,887       194,122      52,977     (195,813)      199,173
  Current Liabilities           5,346        35,592      16,465       (2,858)       54,545
  Non-Current Liabilities     161,929        84,787      60,279     (106,190)      200,805

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

RESULTS OF OPERATIONS
---------------------

  In January 1999, the EPS production operations located in Minton, Texas were transferred from the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's results of operations for the three months and nine months ended September 25, 1998 have been restated to reflect the impact of this transaction for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED

                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                              ---------------------------------------      --------------------------------------
                                SEPTEMBER 24,         SEPTEMBER 25,            SEPTEMBER 24,      SEPTEMBER 25,
(Millions of dollars)               1999                  1998                     1999               1998
------------------------------------------------------------------------------------------------------------------
Net sales                          $82.4                 $78.9                   $231.2             $234.7
------------------------------------------------------------------------------------------------------------------
Gross profit                        23.1                  24.4                     64.9               68.5
------------------------------------------------------------------------------------------------------------------
Operating expenses                  16.9                  15.9                     49.0               45.3
------------------------------------------------------------------------------------------------------------------
Income from operations               6.2                   8.5                     15.9               23.2
------------------------------------------------------------------------------------------------------------------

  Net sales for the three months ended September 24, 1999 were $82.4 million, an increase of $3.5 million from the three months ended September 25, 1998. This increase was primarily caused by growth in the packaging and insulation segment. Gross profits decreased to 28.0% of net sales for the third quarter of fiscal 1999 from 30.9% of net sales in the third quarter of fiscal 1998. This decrease was caused by increased depreciation expense of $0.7 million, higher raw material costs and the impact of reduced specialty chemical selling prices, partially offset by improved manufacturing efficiencies. Operating expenses for the three months ended September 24, 1999 increased to $16.9 million from $15.9 million for the same period in 1998 primarily as a result of increased distribution costs and depreciation expense.

  Net sales for the nine months ended September 24, 1999 were $231.2 million. This $3.5 million or 1.5% decrease from the same period in the prior year was caused by reduced specialty chemical selling prices, partially offset by growth in the packaging and insulation segment. Gross profit as a percentage of net sales decreased to 28.1% for the nine months ended September 24, 1999 from 29.2% for the nine months ended September 25, 1998. This decrease was caused by increased depreciation expense of $1.8 million and the impact of reduced specialty chemicals prices, partially offset by improved manufacturing efficiencies. Operating expenses for the nine months ended September 24, 1999 increased $3.7 million over the same period in 1998 primarily as a result of a $1.4 million increase in depreciation and amortization combined with increased distribution and administrative costs.

SEGMENT ANALYSIS

Packaging & Insulation

                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                               --------------------------------------    --------------------------------------
                                    SEPTEMBER 24,      SEPTEMBER 25,          SEPTEMBER 24,      SEPTEMBER 25,
(Millions of dollars)                  1999               1998                   1999               1998
---------------------------------------------------------------------------------------------------------------
Net sales                              $58.8              $56.0                 $168.1             $163.0
---------------------------------------------------------------------------------------------------------------
Gross profit                            17.8               16.5                   51.7               48.3
---------------------------------------------------------------------------------------------------------------
Operating expenses                      10.6               10.3                   30.8               30.0
---------------------------------------------------------------------------------------------------------------
Income from operations                   7.2                6.2                   20.9               18.3
---------------------------------------------------------------------------------------------------------------

   Net sales in the packaging and insulation business segment increased by $2.8 million to $58.8 million for the three months ended September 24, 1999 primarily due to volume growth. Gross profit increased to 30.3% of net sales for the three months ended September 24, 1999 from 29.5% of net sales for the same period in 1998 as a result of improved manufacturing efficiencies and higher production levels. Operating expenses increased to $10.6 million for the three months ended September 24, 1999 from $10.3 million for the same period in 1998 primarily due to higher distribution costs in the domestic packaging business. Income from operations for the three months ended September 24, 1999 increased by $1.0 million or 16.1% over the same period in 1998 as a result of the reasons described above.

   Net sales for the nine months ended September 24, 1999 were $168.1 million. This $5.1 million or 3.0% increase over the nine months ended September 25, 1998 was primarily due to volume growth. Gross profit as a percentage of net sales increased to 30.8% for the nine months ended September 24, 1999 from 29.6% for the same period in 1998. This increase was primarily caused by improved manufacturing efficiencies and higher production levels. Operating expenses increased by $0.8 million to $30.8 million for the nine months ended September 24, 1999 due to higher selling and distribution costs. Income from operations for the nine months ended September 24, 1999 increased by $2.6 million or 14.2% over the same period in 1998 as a result of the reasons described above.

Specialty Chemicals

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                               --------------------------------------    ---------------------------------------
                                   SEPTEMBER 24,      SEPTEMBER 25,        SEPTEMBER 24, 1999    SEPTEMBER 25,
(Millions of dollars)                  1999               1998                                       1998
----------------------------------------------------------------------------------------------------------------
Net sales                              $29.6              $28.6                  $79.4               $87.5
----------------------------------------------------------------------------------------------------------------
Gross profit                             4.7                7.4                   11.2                20.3
----------------------------------------------------------------------------------------------------------------
Operating expenses                       4.1                3.7                   12.2                11.4
----------------------------------------------------------------------------------------------------------------
Income (loss) from operations            0.6                3.7                   (1.0)                8.9
----------------------------------------------------------------------------------------------------------------

  Net sales for the three months ended September 24, 1999 and September 25, 1998 included sales to the packaging and insulation segment of $6.5 million and $6.1 million, respectively. Net sales for the nine months ended September 24, 1999 and September 25, 1998 included sales to the packaging and insulation segment of $17.7 million and $16.1 million, respectively.

  Net sales for the third quarter of fiscal 1999 increased to $29.6 million from $28.6 million for the same period in 1998. This $1.0 million increase was due to increased sales volume, partially offset by reduced selling prices in the European specialty chemicals business. These price reductions were the result of excess supply in the European EPS market caused by increased competition from Asian producers. Gross profit decreased to 15.9% of net sales for the third quarter of fiscal 1999 from 25.9% of net sales for the same period in 1998. This decrease was caused by higher raw material costs and the reduction in selling prices described above, partially offset by increased manufacturing efficiencies. Operating expenses increased $0.4 million to $4.1 million for the three months ended September 24, 1999 as a result of increased depreciation expense and higher distribution costs in the European specialty chemicals business.

  Net sales in the specialty chemicals business segment decreased by $8.1 million to $79.4 million for the nine months ended September 24, 1999. This decrease was primarily due to reduced selling prices in the North American and European specialty chemicals businesses resulting from excess supply in the EPS market. Gross profit decreased to 14.1% of net sales for the nine months ended September 24, 1999 as compared to 23.2% of net sales for the same period in 1998. This decrease was caused by the reduction in selling prices described above, partially offset by increased manufacturing efficiencies. Operating expenses increased $0.8 million to $12.2 million for the nine months ended September 24, 1999 primarily due to increased distribution costs and depreciation expense in the European specialty chemicals business.

Corporate & Other

  For the three month and nine month periods ended September 24, 1999, corporate operating expenses increased by $0.3 million and $2.1 million to $2.2 million and $6.0 million, respectively, from the same periods in 1998. These increases were due to increased amortization and administrative expenses.

INTEREST EXPENSE
----------------

                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                              --------------------------------------    ---------------------------------------
                                  SEPTEMBER 24,      SEPTEMBER 25,          SEPTEMBER 24,    SEPTEMBER 25,
(Millions of dollars)                 1999               1998                   1999            1998
---------------------------------------------------------------------------------------------------------------
Interest expense                      $5.2               $4.9                   $15.3           $14.0
---------------------------------------------------------------------------------------------------------------

  Interest expense for the three months and nine months ended September 24, 1999 increased by $0.3 million and $1.3 million, respectively, over the same periods in 1998. These increases were primarily due to increased borrowings related to the purchase of the Company's Atlanta, Georgia and Tolleson, Arizona food packaging plants in June 1998 and March 1999, respectively. In addition, amortization of deferred financing fees and debt issuance premium increased by $0.1 million for the three months ended September 24, 1999 and by $0.3 million for the nine months ended September 24, 1999.

INCOME TAXES
------------

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                               --------------------------------------    ---------------------------------------
                                   SEPTEMBER 24,      SEPTEMBER 25,          SEPTEMBER 24,       SEPTEMBER 25,
(Millions of dollars)                  1999               1998                    1999               1998
----------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)            $0.2               $1.2                  $(0.1)               $3.4
----------------------------------------------------------------------------------------------------------------

  The effective tax rate for the three months ended September 24, 1999 increased to 41.2% of pre-tax income from 38.7% of pre-tax income for the same period in 1998. The effective tax rates for the nine months ended September 24, 1999 and September 25, 1998 were 32.9% and 38.2% of pre-tax income, respectively. As of September 24, 1999 the Company had approximately $42.8 million of net operating loss carryforwards for federal income tax purposes, which expire through 2019.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the nine months ended September 24, 1999 and September 25, 1998, the Company's principal source of funds consisted of cash from operating and financing activities. During the 1999 period, after tax cash flow of $12.5 million and net borrowings on bank financed debt and capital lease obligations of $7.3 million were primarily used to fund capital expenditures of $13.5 million and a $3.3 million increase in working capital.

  As of September 24, 1999, the Company had $22.6 million outstanding and $13.4 million of availability under its revolving credit agreements. The Company's principal uses of cash for the remainder of 1999 will be working capital requirements, capital expenditures and the settlement of the contingent liability related to the discontinued operations. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

  The Company is near to completing the process of replacing its noncompliant systems with Year 2000 compliant data processing systems. As of September 24, 1999, the Company had incurred approximately $275,000 in costs to upgrade or replace its noncompliant systems, including internal costs for personnel, training, supplies, travel and equipment. The total cost to upgrade or replace the Company's noncompliant systems is not expected to exceed $400,000 and is expected to be funded through operations. The Company has assessed its non-information technology systems and does not believe that any Year 2000 noncompliance with respect to these systems will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

  In the event that any of the Company's operations experience Year 2000 issues, the Company plans to transfer the accounting and information processing of those operations to the Company's systems that are Year 2000 compliant. The Company estimates that the overall risk to its operations as a result of noncompliance with Year 2000 for its existing systems in a most likely worst case scenario is less than $250,000. There can be no assurance, however, that this estimate represents the Company's maximum Year 2000 exposure.

  The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company has taken steps to obtain written confirmations that the systems of its suppliers and customers are Year 2000 compliant and to determine whether the nature of any noncompliance would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company has completed the confirmation process and has evaluated responses from its suppliers and customers. All major suppliers and customers have responded indicating their Year 2000 preparedness.

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

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     In October 1999, the Company settled the litigation filed by Jackson National Life Insurance Company and Benchmark Holdings, Inc. in the Court of Chancery for the State of Delaware in and for New Castle County. See
     Item 3 of the Company's Report on Form 10-K for the year ended December 25, 1998. Although the Company believed it had meritorious defenses and was prepared to assert such defenses vigorously, the Company determined it was in its best interests to settle the litigation due to the expense of such litigation and the attendant diversion and disruption of management resources, as well as the inherent uncertainties of litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the nine month period ended September 24, 1999.

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


                                RADNOR HOLDINGS CORPORATION
                                (registrant)

                                /s/ Michael V. Valenza
                                ---------------------------------

Date:  November 5, 1999         By:
                                Michael V. Valenza
                                Senior Vice President-Finance and
                                Chief Financial Officer