Form 10-K405
period 1999-12-31
RADNOR HOLDINGS CORP
filed 2000-03-24
CIK 1029893

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

                  for the fiscal year ended December 31, 1999

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

                          YES [ X ]        NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 24, 2000 there were 600 shares of the Registrant's Voting Common Stock ($.10 par value), 245 shares of the Registrant's Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant's Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

                      DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101, are incorporated by reference in Item 8.
================================================================================

                          RADNOR HOLDINGS CORPORATION
                                1999 FORM 10-K
                               TABLE OF CONTENTS


               ITEM                                                                                      Page
              ------                                                                                    ------

                                                              PART I
                                                          ---------------

                1.        Business                                                                          1
                            Packaging & Insulation
                              Food Packaging Products                                                       1
                              Insulation Products                                                           2
                            Specialty Chemicals                                                             2
                            General
                              Raw Materials                                                                 2
                              Risks Attendant to Foreign Operations                                         3
                              Proprietary Technology and Trademarks                                         3
                              Competition                                                                   3
                              Employees                                                                     4
                              Year 2000                                                                     4
                              Environmental Matters                                                         4

                2.        Properties
                            Packaging & Insulation                                                          7
                            Specialty Chemicals                                                             7

                3.        Legal Proceedings                                                                 8

                4.        Submission of Matters to a Vote of Security Holders                               8

                                                              PART II
                                                          ---------------

                5.        Market for Registrant's Common Equity and Related Stock                           9
                          Matters

                6.        Selected Financial Data                                                          10

                7.        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                        11

                7A.       Quantitative and Qualitative Disclosures About Market Risk                       14

                8.        Financial Statements and Supplementary Data                                      16

                9.        Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure                                                         17


                                                             PART III
                                                          ---------------

               10.        Directors and Executive Officers of the Registrant                               18

               11.        Executive Compensation                                                           20

               12.        Security Ownership of Certain Beneficial Owners and Management                   22

               13.        Certain Relationships and Related Transactions                                   24

                                                              PART IV
                                                          --------------

               14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 25

                                    PART I

ITEM 1.   BUSINESS

  Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemicals and foam packaging and insulation products for the foodservice, insulation and packaging industries.

  The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry as well as a variety of standard and specialized insulation products. Through its WinCup Holdings, Inc. ("WinCup") subsidiary, the Company is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment primarily manufactures and distributes expandable polystyrene ("EPS") bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation ("Radnor Chemical") subsidiary, the Company is the third largest worldwide producer of EPS.

  Financial information concerning the Company's business segments appears in
Note 10 to the Consolidated Financial Statements included under Item 8 herein. As used in this Report, the term "Radnor" or "Company" includes subsidiaries, unless the context indicates otherwise.

                            PACKAGING & INSULATION

  Radnor's downstream operations consist of food packaging and insulation products where the Company is able to differentiate itself by its product quality, customer service and production technology. The downstream operations obtain nearly 100% of their external EPS requirements from the specialty chemicals segment.

FOOD PACKAGING PRODUCTS

  The foam sector of the U.S. disposable cup and container market, which the Company believes had sales in excess of $600 million in 1999, is highly concentrated, with the Company and its primary competitor accounting for more than 80% of the sector.

  The Company manufactures a broad range of foam cups, bowls, containers, packaging products and thermoformed plastic lids. The use of foam provides an insulating feature to the Company's products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes for both hot and cold beverages and are sold under the Dixie/R/, COMpac/TM/, Profit Pals/R/, STYROcup/R/, Handi-Kup HK/R/, and Simplicity/R/ brand names. Foam bowls and other containers are made in varying sizes for both hot and cold food products and are sold under the STYROcontainers/R/ brand name. The Company also manufactures thermoformed leak-resistant plastic lids for its cups, bowls and containers.

  The Company sells its disposable food packaging products through a 63-person sales organization and through an extensive network of more than 71 independent sales representatives. Sales and marketing efforts are directed by the Company's Senior Vice President of Sales and Marketing and are supported by 13 senior sales managers with an average of more than 15 years experience in the foodservice industry. The Company believes its experienced sales team and long-term representative relationships enhance the Company's ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products.

  The Company's food packaging products are made with custom-designed foam cup molding machines, lid production machines and foam cup and container printing machines. The Company operates ten plants throughout the U.S. that produce foam cups, containers and lids.

  The Company supplies food packaging products to a number of large national companies and foodservice distributors. No customer represented more than 6.0% of the Company's net sales for 1999. In addition, the five largest accounts represented approximately 22.5% of the Company's net sales for 1999. Although the Company has not lost sales from its key customers in 1997, 1998, 1999 or 2000 to date, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability may be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

INSULATION PRODUCTS

  The Company's insulation operations directly convert EPS produced by the specialty chemicals segment into a full range of building insulation panels, such as roof, wall and floor panels for the building industry, as well as specialized insulation products. These products are sold primarily in Finland and the Scandinavian countries of Denmark, Sweden and Norway and accounted for approximately 13% of the Company's consolidated net sales for 1999.

  The Company maintains its own direct sales force for insulation products, which sells to more than 2,000 customers, including large building wholesalers, residential and commercial construction companies and distributors. A portion of the insulation sales force is decentralized, allowing the Company to effectively market specialized products in addition to its standard product offerings.

  The Company operates seven plants located in Finland, Sweden and Denmark that manufacture insulation panels from EPS. These plants convert approximately 30% of the Company's production of EPS in Europe into insulation products.

                              SPECIALTY CHEMICALS

  The EPS industry is generally comprised of three grades of material: block grade for rigid board insulation and molded parts, shape grade for a broad range of packaging and specialty applications and T-grade for foodservice containers and lost foam casting. The North American market for EPS products is estimated at approximately 940 million pounds annually, including insulation, packaging and foodservice grades. The European market is estimated at approximately 1.7 billion pounds annually consisting primarily of block and shape grades. Worldwide, there are in excess of 20 manufacturers with the top five accounting for approximately 60% of the market.

  The Company manufactures EPS for its internal consumption in addition to selling directly to third party manufacturers. The specialty chemicals segment supplies nearly 100% of the packaging and insulation segment's external EPS requirements. Sales to the packaging and insulation operations were $24.3 million or 22.3% of the specialty chemicals segment's total sales for 1999. The Company's EPS includes a range of bead sizes and densities for conversion into foam containers, light and heavy insulation boards, and various shape products.

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

  The Company operates four plants in North America and two plants in Europe that manufacture EPS from styrene monomer. These plants produced more than 296 million pounds or 134,300 metric tons of EPS during 1999.

                                    GENERAL

RAW MATERIALS

  The Company's packaging and insulation products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available in bulk quantities from numerous large, vertically integrated chemical companies. Historically, styrene monomer prices have fluctuated as a result of changes in petrochemical prices, capacity, utilization and in supply and demand for styrene monomer. Styrene monomer prices ranged from $.24 to $.29 per pound during 1998. During 1999 and 2000 to date, styrene monomer prices have ranged from $.23 to $.37 per pound.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS

  The Company conducts its businesses in numerous foreign countries and, as a result, is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its businesses. The foreign currencies are ultimately translated into U.S. dollars for financial reporting purposes.

  Note 10 to the Company's financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company's operations and financial position as of and for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.

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

  The Company holds approximately 38 registered trademarks that are not considered material to its operations.

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

  In North America, the specialty chemicals business segment competes with Nova Chemicals, Inc., Huntsman Chemical Corp. and BASF Corporation, which are larger and have greater financial resources than the Company and which control a significant share of the market for supplying EPS to manufacturers of insulation and packaging products. In Europe, the Company competes with several companies including Nova Chemicals, Inc., BASF Corporation and B.P. Amoco PLC. which are larger and have substantially greater financial resources than Radnor.

  The Company believes that competition within the EPS market is primarily based on price, although customer service and support and high quality products can be significant competitive factors, particularly among the smaller manufacturers of foam insulation and packaging products.

EMPLOYEES

  As of December 31, 1999, the Company had approximately 1,875 full-time employees. Except for employees in Europe, Radnor's employees are not represented by any union. The Company has never experienced a material labor strike or other material labor-related work stoppage and considers its relations with its employees to be good.

  In Finland, over 90% of the Company's employees are represented by one of three unions and the Company is subject to three collective bargaining agreements. In Sweden, over 90% of the Company's employees are represented by one of two unions and the Company is subject to two collective bargaining agreements. The Company is represented in Swedish collective bargaining negotiations by Byggnadamnesforbundet (Construction Materials Federation). The European Union directives regarding employment are applicable to the Company in Finland and Sweden; however, the terms of the collective bargaining agreements will control employment relationships in these countries to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives.

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

YEAR 2000

  The Company has not experienced Year 2000 noncompliance issues that could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. Additional information related to Year 2000 compliance is included under Item 7 herein.

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

  Certain of the Company's manufacturing facilities generate air emissions, including volatile organic compounds and particulate matter, that are regulated and require permits and/or emissions control equipment. While the Company believes that the majority of the air emissions from its facilities are properly permitted and controlled, certain of the Company's facilities have been cited for instances of noncompliance, although no material citations were issued within the periods covered by the financial statements included in this Annual Report and all of these citations have been resolved without a material adverse effect to the Company's financial condition or results of operations. Certain of the Company's facilities also have failed to report certain emissions as required, and it is possible that certain of the Company's facilities lack proper air emission permits, that these permits do not address all regulated emissions and/or that certain of the facilities are not in full compliance with all permit conditions. Certain of the Company's Finnish and Scandinavian facilities could be required in the future to reduce emissions of pentane and styrene. The requirement to reduce such air emissions is subject to negotiation with Finnish and Scandinavian regulatory authorities and could require significant capital expenditures. The Company believes, however, that the costs of achieving and maintaining compliance with laws and regulations regarding air emissions are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based on its prior experience in addressing compliance matters that raised potentially similar issues for other facilities. Furthermore, the Company has no knowledge of any claims regarding air emissions that could be expected to have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that the Company could incur significant fines, penalties or capital costs associated with any confirmed noncompliance. There can be no assurance that recently promulgated or future environmental laws or regulations, or permit requirements under Title V of the Clean Air Act, will not require substantial expenditures by the Company or significant modifications of the Company's operations.

  Certain of the Company's manufacturing facilities generate wastewater that is regulated and requires permits for discharge. While the Company believes that the majority of the wastewater discharges from its facilities are properly permitted, certain of the Company's facilities have been cited for instances of past noncompliance. All of these citations have been resolved without a material adverse effect on the Company's financial condition or results of operations. Moreover, one of the Company's facilities has failed to report wastewater pretreatment system upset conditions as required, and it is possible that certain of the Company's facilities currently lack proper wastewater discharge permits and/or are not in full compliance with all permit conditions. The Company has no knowledge of any claims regarding wastewater discharge that could be expected to have a material adverse effect on the Company's financial condition or results of operations. The Company believes that the costs of achieving and maintaining compliance with laws and regulations regarding wastewater discharges are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based both on the Company's prior experience in obtaining similar permits or addressing compliance matters that raised potentially similar issues for other facilities and on preliminary estimates of the cost of addressing such potential permit issues. It is possible, however, that the Company could become subject to significant fines, penalties or capital costs associated with any confirmed noncompliance. Furthermore, there can be no assurance that recently promulgated or future environmental laws or regulations will not require substantial expenditures by the Company or significant modifications of the Company's operations.

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

  The Company owns and operates underground storage tanks ("USTs") at four of its facilities for the storage of liquid pentane and heavy fuel oil. Leak detection or containment systems are in place at all four facilities. One of the tanks, located at the Fort Worth, Texas facility, was pressure tested in 1996 and no leaks were detected. USTs are generally subject to federal, state, local and foreign laws and regulations that require testing and upgrading of USTs and remediation of polluted soils and groundwater resulting from leaking USTs. In addition, if leakage from the Company's USTs migrates onto the property of others, the Company may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, the Company believes that its liabilities associated with UST testing, upgrades and remediation are unlikely to have a material adverse effect on its financial condition or results of operations.

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

ITEM 2.  PROPERTIES

  The following tables set forth, as of December 31, 1999, the Company's major manufacturing, warehouse, machine assembly, utility and office facilities, all of which are owned except as otherwise noted:

                            PACKAGING & INSULATION
                            ----------------------

                                                                                                                 APPROXIMATE
                                                                                                                 FLOOR SPACE
LOCATION                                                                 USE                                       SQ. FT.
--------                                                                 ---                                     -----------
Corte Madera, California.....................    Manufacturing, warehouse, machine assembly and office                 85,000
                                                 (leased)

Richmond, California.........................    Warehouse (leased)                                                   103,000

El Campo, Texas..............................    Manufacturing and warehouse                                           91,000

Higginsville, Missouri.......................    Manufacturing and warehouse                                           68,000

Warrensburg, Missouri........................    Warehouse (leased)                                                    10,000

Jacksonville, Florida........................    Manufacturing and warehouse (leased)                                 128,000

Edison, New Jersey...........................    Warehouse (leased)                                                    95,000

Metuchen, New Jersey.........................    Manufacturing                                                         85,000

Mount Sterling, Ohio.........................    Manufacturing and warehouse                                           50,000

Shreveport, Louisiana........................    Manufacturing and warehouse                                           73,000

Stone Mountain, Georgia......................    Manufacturing and warehouse (partially leased)                       315,000

Phoenix, Arizona.............................    Machine assembly (leased)                                             20,000

Tolleson, Arizona............................    Manufacturing, warehouse, and office                                 170,000

West Chicago, Illinois.......................    Manufacturing, warehouse and office (partially leased)               287,000

Nurmijarvi, Finland..........................    Manufacturing, warehouse and office                                   49,000

Vammala, Finland.............................    Manufacturing, warehouse and office                                  172,000

Muurola, Finland.............................    Manufacturing, warehouse and office (leased)                          11,000

Pietarsaari, Finland.........................    Manufacturing, warehouse and office (leased)                          36,000

Norrtalje, Sweden............................    Manufacturing, warehouse and office (leased)                          63,000

Vargarda, Sweden.............................    Manufacturing, warehouse and office                                   63,000

Lodz, Poland.................................    Manufacturing and warehouse (leased)                                  30,500

Hedensted, Denmark...........................    Manufacturing, warehouse and office                                   44,000


                              SPECIALTY CHEMICALS
                              -------------------

                                                                                                                 APPROXIMATE
                                                                                                                 FLOOR SPACE
LOCATION                                                                 USE                                       SQ. FT.
--------                                                                 ---                                     -----------
Fort Worth, Texas............................    Manufacturing, warehouse and office (partially leased)             76,000

Saginaw, Texas...............................    Manufacturing, warehouse and office                               106,000

Baie D'Urfe, Quebec..........................    Manufacturing, warehouse and office                                90,000

Porvoo, Finland..............................    Manufacturing, warehouse, machine assembly, utility and           112,000
                                                 office (partially leased)

Kokemaki, Finland............................    Manufacturing, warehouse, utility and office (leased)              52,000

  In addition, the Company leases approximately 8,000 square feet in Radnor, Pennsylvania for its executive offices. The Company believes that its present facilities are adequate for its current operations and that it will be able to lease or otherwise acquire any additional facilities as may be required for its future operations.

ITEM 3.   LEGAL PROCEEDINGS

  On June 24, 1998, Jackson National Life Insurance Company ("Jackson") and Benchmark Holdings, Inc. ("Holdings") filed suit in the Court of Chancery for the State of Delaware in and for New Castle County, against Michael T. Kennedy, Radnor Holdings Corporation ("Radnor"), WinCup, WinCup Holdings L.P. ("WinCup L.P."), James River Paper Company, Inc. ("James River") and James River Corporation of Virginia. The suit related to the November 1995 sale to James River by Holdings of substantially all of Holdings' assets, consisting of its cutlery and straws operations, and by WinCup of its plastic cup operations.

  In October 1999, the Company settled the litigation filed by Jackson and Holdings. Although the Company believed it had meritorious defenses and was prepared to assert such defenses vigorously, the Company determined it was in its best interests to settle the litigation due to the expense of such litigation and the attendant diversion and disruption of management resources, as well as the inherent uncertainties of litigation.

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

HOLDERS
-------

  As of March 24, 2000, there were 3 holders of record of the Company's Voting Common Stock, 11 holders of record of the Company's Nonvoting Common Stock and 7 holders of record of the Company's Class B Nonvoting Common Stock.

DIVIDENDS
---------

  No dividends were declared or paid during the year ended December 31, 1999. As with any company, the declaration and payment of dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company's credit agreements and the indentures pursuant to which the Company issued its 10% Senior Notes due 2003 on December 5, 1996 (the "Series A Notes") and its 10% Series B Senior Notes due 2003 on October 15, 1997 (the "Series B Notes").

ITEM 6.   SELECTED FINANCIAL DATA

  The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of the Financial Condition and Results of Operations, included elsewhere herein.

                                                                                FISCAL YEAR ENDED
                                              ------------------------------------------------------------------------------------

                                                  DEC. 29,          DEC. 27,          DEC. 26,         DEC. 25,          DEC. 31,
                                                  1995(1)            1996(2)          1997(2)            1998            1999(3)
                                              -------------     --------------    -------------     -------------    -------------
                                                                    ($ in thousands, except per share amounts)
RESULTS OF OPERATIONS:

Net sales                                          $ 86,239           $177,395         $243,583          $311,137         $318,115
Cost of goods sold                                   75,690            135,982          181,404           220,691          226,509
                                              -------------     --------------    -------------     -------------    -------------

Gross profit                                         10,549             41,413           62,179            90,446           91,606
Distribution expense                                  6,027             14,099           18,076            23,004           24,535
Selling, general and administrative expenses          9,051             18,676           30,137            38,965           43,922
Restructuring charges                                     -                910                -                 -                -
                                              -------------     --------------    -------------     -------------    -------------

Income (loss) from operations                        (4,529)             7,728           13,966            28,477           23,149
Interest                                              2,822              4,496           13,004            18,776           21,070
Other (income) expense, net                             526                374             (133)              965            1,363
                                              -------------     --------------    -------------     -------------    -------------

Income (loss) from continuing operations
  before income taxes and minority interest          (7,877)             2,858            1,095             8,736              716
Income tax expense (benefit) (4)                          -                121           (2,516)            3,340              241
                                              -------------     --------------    -------------     -------------    -------------

Income (loss) from continuing operations
   before minority interest                          (7,877)             2,737            3,611             5,396              475
Minority interest in income (5)                           -              1,348                -                 -                -
                                              -------------     --------------    -------------     -------------    -------------

Income (loss) from continuing operations           $ (7,877)          $  1,389         $  3,611          $  5,396         $    475
                                              =============     ==============    =============     =============    =============

BALANCE SHEET DATA (AT END OF PERIOD):

Working capital (deficit)                          $(10,362)          $  8,684         $ 24,136          $ 23,909         $ 12,884
Total assets                                         46,588            172,369          249,818           278,796          293,683
Total debt (including current portion)               16,252            104,599          179,173           195,998          215,417
Stockholders' equity                                  6,554             14,329           14,975            20,949            7,574
Cash dividends per share                                  -                  -              480               240                -

-------------------
(1) The Company's financial data do not include the results from the cutlery, straws and plastic cup operations which were sold in 1995 and reflected as discontinued operations in the Company's consolidated financial statements.
(2) The financial data include the Company and its consolidated subsidiaries, excluding discontinued operations, as of and for the years ended December 27, 1996 and December 26, 1997, respectively. Prior to January 20, 1996, the Company's results from continuing operations do not include the results of the foam cup and container operations purchased from Fort James Corporation on that date. Prior to December 5, 1996 the Company's results from continuing operations do not include the results of Radnor Chemical Corporation, formerly S.P. Acquisition Co., which was acquired on that date. Prior to October 15, 1997, the Company's results from continuing operations do not include the results of StyroChem Europe (as such term is defined in Item 7), which was acquired on that date. See Note 1 to the Company's consolidated financial statements included herein.
(3) The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The years presented in the above table are 52 week years with the exception of 1999 which is a 53 week year.
(4) See Note 6 to the Company's consolidated financial statements included herein.
(5) Amount represents minority interest in the income of the Company's partnership with Fort James Corporation in conjunction with the J.R. Cup acquisition for the period January 20, 1996 through December 5, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following discussion and analysis should be read in conjunction with Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included elsewhere herein. In addition, financial results for 1997, 1998, and 1999 are not fully comparable because of the October 1997 acquisition of the polystyrene production and conversion operations of Fortum Oyj, formerly Neste Oy ("StyroChem Europe").

  In January 1999, the EPS production operations located in Minton, Texas were sold by the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's segment analysis for 1997 and 1998 has been restated to reflect the impact of this transaction for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED

(Millions of dollars)                             1999              1998              1997
------------------------------------------------------------------------------------------------
 Net sales                                      $318.1            $311.1            $243.6
------------------------------------------------------------------------------------------------
 Gross profit                                     91.6              90.4              62.2
------------------------------------------------------------------------------------------------
 Operating expenses                               68.5              61.9              48.2
------------------------------------------------------------------------------------------------
 Income from continuing operations                23.1              28.5              14.0
------------------------------------------------------------------------------------------------

-
  The Company achieved record sales for the year ended December 31, 1999. Net sales increased $7.0 million to $318.1 million as a result of growth in the Company's domestic food packaging business. Gross profit increased to $91.6 million from $90.4 million in 1998 as a result of increased sales and manufacturing efficiencies at the Company's packaging and insulation operations, offset by the impact of reduced specialty chemical selling prices. Operating expenses increased to 21.5% of net sales in 1999 from 19.9% of net sales in 1998. This change was primarily attributable to increased distribution costs resulting from higher sales volumes at both the specialty chemicals and packaging and insulation segments combined with increased amortization and administrative costs at the Company's executive offices.

  Fiscal 1998 net sales increased by $67.5 million or 27.7% over 1997. This increase was attributable to the acquisition of StyroChem Europe on October 15, 1997 and growth in the Company's domestic specialty chemicals business. Gross profit increased to $90.4 million or 29.1% of net sales for 1998, from $62.2 million or 25.5% of net sales in 1997. This increase was primarily attributable to the acquisition of StyroChem Europe, increased manufacturing efficiencies and favorable raw material pricing within the specialty chemicals segment. Operating expenses increased marginally in 1998 to 19.9% of net sales from 19.8% of net sales in 1997.

SEGMENT ANALYSIS

Packaging & Insulation

(Millions of dollars)                             1999              1998              1997
-----------------------------------------------------------------------------------------------
 Net sales                                       $231.3            $221.6            $187.9
-----------------------------------------------------------------------------------------------
 Gross profit                                      71.6              66.3              53.8
------------------------------------------------------------------------------------------------
 Operating expenses                                46.6              43.0              37.1
------------------------------------------------------------------------------------------------
 Income from continuing operations                 25.0              23.3              16.7
------------------------------------------------------------------------------------------------

  Net sales in the packaging and insulation business segment increased by $9.7 million in fiscal 1999 to $231.3 million. This 4.4% increase over 1998 was primarily due to growth within the domestic packaging operations. Gross profit increased to 31.0% of net sales in 1999 from 29.9% of net sales in 1998 due primarily to increased manufacturing efficiencies in both the packaging and insulation operations. Operating expenses increased to 20.1% of net sales in 1999 from 19.4% of net sales in 1998 as a result of higher distribution and administrative costs within the domestic packaging operations. The packaging and insulation segment had record income from operations in 1999 of $25.0 million as compared to $23.3 million in 1998.

  Fiscal 1998 net sales increased by $33.7 million over 1997. This 17.9% increase was due to the acquisition of the insulation operations of StyroChem Europe on October 15, 1997. Gross profit increased to 29.9% of net sales in 1998 from 28.6% of net sales in 1997 as a result of the acquisition of StyroChem Europe. Operating expenses declined to 19.4% of net sales in 1998 from 19.7% of net sales in 1997 as a result of lower distribution costs within the domestic packaging operations.

Specialty Chemicals

(Millions of dollars)                             1999               1998              1997
-------------------------------------------------------------------------------------------------
Net sales                                       $108.9             $112.4             $59.0
-------------------------------------------------------------------------------------------------
Gross profit                                      16.8               24.1               8.9
-------------------------------------------------------------------------------------------------
Operating expenses                                18.6               17.8              11.0
-------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          (1.8)               6.3              (2.1)
-------------------------------------------------------------------------------------------------

  Fiscal 1999 net sales in the specialty chemicals business segment decreased by $3.5 million to $108.9 million. Net sales include $24.3 million, $23.6 million and $3.3 million of sales to the packaging and insulation segment for fiscal 1999, 1998 and 1997, respectively, that are eliminated in consolidation. This decrease in net sales from 1998 to 1999 was primarily due to reduced selling prices resulting from excess supply in the EPS market, partially offset by a 13.7% increase in sales volume. Gross profit decreased to 15.4 % of net sales in 1999 from 21.4% in 1998. This decrease was caused by the reduction in selling prices described above, partially offset by increased sales volume and manufacturing efficiencies. Operating expenses increased $0.8 million to $18.6 million for the year ended December 31, 1999 primarily due to increased distribution costs and depreciation expense in the European specialty chemicals business.

  Net sales increased to $112.4 million for 1998 from $59.0 million for 1997, an increase of $53.4 million or 90.5%. The increase in net sales from 1997 to 1998 was the result of increased sales in the Company's domestic specialty chemical operations as well as the acquisition of StyroChem Europe. Gross profit increased to 21.4% of net sales in 1998 from 15.1% in 1997. This increase was the result of increased operating efficiencies and favorable raw material prices in the Company's domestic and foreign specialty chemical operations. Operating expenses increased to $17.8 million in 1998 from $11.0 million in 1997 as a result of increased selling and administrative costs associated with the acquisition and operation of StyroChem Europe.

Corporate and Other

  Corporate operating expenses increased by $2.1 million and $1.0 million during fiscal 1999 and 1998, respectively. These increases were primarily due to increased amortization of intangible assets and increased operating costs at the Company's executive offices in Radnor, Pennsylvania.

INTEREST EXPENSE
----------------

(Millions of dollars)                             1999              1998              1997
------------------------------------------------------------------------------------------------
Interest expense                                $21.1             $18.8             $13.0
------------------------------------------------------------------------------------------------

  Interest expense for the year ended December 31, 1999 increased by $2.3 million over the prior year. This increase was primarily due to increased borrowings related to the purchase of the Company's Tolleson, Arizona food packaging facility and the reengineering of the Company's Stone Mountain, Georgia food packaging facility. Also included in interest expense is the amortization of deferred financing fees and debt issuance premium of $1.2 million and $1.0 million in 1999 and 1998, respectively. In 1998, interest expense rose by $5.8 million due to higher average debt balances resulting from the acquisition of StyroChem Europe in October 1997, as well as the amortization of deferred financing fees and debt issuance premium of $1.0 million and $0.8 million in 1998 and 1997, respectively.

OTHER EXPENSES
--------------

(Millions of dollars)                        1999             1998              1997
-----------------------------------------------------------------------------------------
 Other (income) expense                     $ 1.4            $ 1.0           ($ 0.1)
-----------------------------------------------------------------------------------------

  Other expenses for the years ended December 31, 1999 and December 25, 1998 include $0.4 million and $0.6 million in costs, respectively, related to corporate development activities. Excluding the effect of these costs, other expenses fluctuated by relatively insignificant amounts in both 1999 and 1998.

INCOME TAXES
------------

(Millions of dollars)                        1999             1998              1997
-----------------------------------------------------------------------------------------
Income tax expense (benefit)                $ 0.2            $ 3.3           ($ 2.5)
-----------------------------------------------------------------------------------------

  Income tax expenses decreased to $0.2 million in 1999 due to an $8.0 million decrease in pre-tax income for the reasons described above. During 1998, income tax expense increased to $3.3 million from a benefit of $2.5 million in 1997. This increase was primarily due to a $7.6 million increase in pre-tax income in 1998 as well as the prior year elimination of a valuation allowance that had been recorded at December 27, 1996. The elimination of the valuation allowance resulted in a tax benefit of $4.8 million that was reflected in the 1997 financial statements.

  As of December 31, 1999, the Company had approximately $44.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2019.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During fiscal 1998 and 1999, the Company's principal sources of funds consisted of cash from operations and financing sources. During the year ended December 31, 1999, after tax cash flow was $17.5 million, reductions in working capital provided cash of $7.1 million and discontinued operations used cash of $8.4 million. In addition to cash flows from operations, net borrowings of $11.4 million under the credit facilities, capital leases and term loans were primarily used to fund capital expenditures of $20.0 million and a $3.6 million increase in cash. The Company has managed its growth in working capital and capital expenditures through a combination of working capital financing and proceeds of long-term debt financing.

  As of December 31, 1999, the Company had $26.0 million outstanding and $11.7 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. The Company's capital expenditures for fiscal years 1997, 1998 and 1999 were $18.4 million, $17.7 million and $20.0 million, respectively. By completing the sale of the Series B

Notes and by amending its credit facility to an aggregate commitment of $40.0 million in 1997, the Company believes that it has increased its flexibility over the next five years to make capital expenditures that management believes will provide an attractive return on investment.

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

OTHER FINANCIAL DATA
--------------------

Cost of Goods Sold

  Raw material costs represent a large portion of the Company's cost of goods sold and are susceptible to price fluctuations based upon supply and demand and general market conditions. Beginning in June 1999 and continuing through March 2000, prices of the Company's primary raw material rose by almost 60%. Although future raw material prices cannot be predicted with accuracy, prices for raw materials used in the Company's products are forecasted by independent industry surveys and producer reports to remain stable or increase marginally over the next year. While the Company has been able to pass on the majority of these increases to customers, there can be no assurance that the Company will be able to increase prices if raw material costs continue to rise.

  In connection with the Company's engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 1.8%, 2.2% and 1.7% in 1997, 1998 and 1999, respectively.

Year 2000 Readiness Disclosure

  The Company expended approximately $325,000 in preparation for Year 2000 readiness. During the rollover into 2000, none of the Company's information technology systems, processes, customers or suppliers experienced Year 2000 events that had a material adverse impact on the Company's operations or financial condition. Contingency plans remain in place as part of the Company's normal business procedures to address operational issues that may arise from time to time, including those caused by Year 2000 events.

Forward Looking Statements

  The statements contained in this Annual Report that are not historical facts, including but not limited to the Company's plans for expansion, facility consolidation, acquisition and raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See "Business--Raw Materials", "Business--Risks Attendant to Foreign Operations", "Business--Competition", "Business--Employees", "Business--Environmental
Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure" and "Quantitative and Qualitative Disclosures about Market Risk."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company's long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $5.3 million over the term of the debt.

  Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
     Report of Independent Public Accountants                                                                     F-1
     Consolidated Balance Sheets as of December 25, 1998 and December 31, 1999                                    F-2
     Consolidated Statements of Income for the Fiscal Years Ended December 26, 1997, December 25,
      1998 and December 31, 1999                                                                                  F-3
     Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 26, 1997,
      December 25, 1998 and December 31, 1999                                                                     F-4
     Consolidated Statements of Cash Flows for the Fiscal Years Ended December 26, 1997, December
      25, 1998 and December 31, 1999                                                                              F-5
     Notes to Consolidated Financial Statements                                                                   F-7

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There are no matters to be reported hereunder.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company and their ages as of March 24, 2000 are as follows:


       NAME                  AGE                           POSITION
      ------                -----                        --------------
   Michael T. Kennedy........  45  President, Chief Executive Officer and Director
   Michael V. Valenza........  40  Senior Vice President - Finance and Chief Financial
                                   Officer
   Richard C. Hunsinger......  51  Senior Vice President - Sales and Marketing
   Donald D. Walker..........  58  Senior Vice President - Operations
   John P. McNiff............  39  Senior Vice President - Corporate Development and
                                   Director
   R. Radcliffe Hastings.....  49  Senior Vice President, Treasurer and Director
   Donald C. Rogalski........  54  Senior Vice President - Administration
   John P. McKelvey..........  59  Vice President - Human Resources
   Van D. Groenewold.........  67  Vice President - Engineering
   Caroline J. Williamson....  32  Vice President and Corporate Counsel
   Thomas J. Hopkins.........  43  Director
   Vincent F. Garrity, Jr....  62  Director

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

ITEM 11.  EXECUTIVE COMPENSATION

  The directors do not receive separate compensation for their service as directors of the Company. The following table sets forth certain information concerning the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1999:

                          SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                               ANNUAL COMPENSATION                           COMPENSATION
                                                                                               -AWARDS
                                       --------------------------------                      ------------

                                                                                              SECURITIES
                                                                          OTHER ANNUAL        UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR        SALARY        BONUS         COMPENSATION        OPTIONS(#)       COMPENSATION
-------------------------------  ------      --------      -------       --------------      ------------     --------------
Michael T. Kennedy                1999     $2,500,000     $1,400,000         $126,906(1)             -           99,205(2)
 President and Chief              1998      2,000,000      1,400,000           61,459(1)             -           99,183(2)
 Executive Officer.............   1997      1,500,000        875,000                -                -           99,214(2)

R. Radcliffe Hastings             1999        250,000        150,000                -                -            4,480(3)
 Senior Vice President and        1998        225,000        150,000                -                -            4,480(3)
 Treasurer.....................   1997        175,000        125,000                -                -        1,666,613(4)

Michael V. Valenza                1999        250,000        210,000                -                -            4,480(3)
 Senior Vice President-Finance    1998        225,000        150,000                -                -            4,480(3)
 and Chief Financial Officer...   1997        175,000        125,000                -              100            4,480(3)

Richard C. Hunsinger              1999        250,000        120,000                -                -            4,480(3)
 Senior Vice President-           1998        225,000        100,000                -                -            4,480(3)
 Sales and Marketing...........   1997        175,000         75,000                -               50            4,480(3)

Donald D. Walker                  1999        250,000        120,000                -                -            4,480(3)
 Senior Vice President-           1998        225,000        100,000                -                -            4,480(3)
 Operations....................   1997        175,000         75,000                -               50            4,480(3)

------------
(1)  Represents transportation costs paid by the Company on behalf of Mr.
     Kennedy.
(2) Includes $4,480 of matching contributions by the Company under the 401(k) Retirement Savings Plan and premiums of $94,725, $94,703 and $94,734 in 1999, 1998 and 1997, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(3) Represents a matching contribution by the Company under the 401(k) Retirement Savings Plan.
(4) Represents compensation resulting from the transfer of 60 shares of Voting Common Stock and 540 shares of Class B Nonvoting Common Stock from the majority stockholder.

  The following table sets forth information with respect to options held at December 31, 1999 by the persons named in the Summary Compensation Table above. No options were granted to or exercised by such persons during the fiscal year ended December 31, 1999.


                                                NUMBER OF SECURITIES UNDERLYING
                                                    UNEXERCISED OPTIONS AT
                                                       DECEMBER 31, 1999 (1)
                                                -------------------------------

NAME                                             EXERCISABLE     UNEXERCISABLE
----                                            -------------   ---------------
Michael T. Kennedy.............................       -                -

R. Radcliffe Hastings..........................       -                -

Michael V. Valenza.............................      78               60

Richard C. Hunsinger...........................     120               30

Donald D. Walker...............................     120               30

-------------
(1) Based on the estimated per share value of the securities underlying the unexercised options, as determined by the Company's Board of Directors, there were no in-the-money options at December 31, 1999.

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

  In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Senior Vice President and Treasurer of the Company. The agreement is for an initial term of three years and, absent 90 days prior written notice by either party before the end of the initial or any renewal term, renews from year to year thereafter. Mr. Hastings is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the U.S. during the term of the agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 24, 2000, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.


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
 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

  The following table sets forth certain information as of March 24, 2000, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.


                                                                                   NUMBER OF
                                                                                     SHARES         PERCENT
                                                                                  BENEFICIALLY        OF
 NAME OF INDIVIDUAL OR IDENTITY OF GROUP     TITLE OF CLASS OF CAPITAL STOCK       OWNED/(1)/      CLASS/(2)/
-----------------------------------------  -----------------------------------  ----------------  -----------
Michael T. Kennedy.......................  Voting Common Stock                         480               80.0%
                                           Class B Nonvoting Common Stock            3,760/(3)/          69.6%
                                           Nonvoting Common Stock                        -                  -
Michael V. Valenza.......................  Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                       98               30.3%
Richard C. Hunsinger.....................  Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                      170               46.6%
Donald D. Walker.........................  Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                      177               48.5%
R. Radcliffe Hastings....................  Voting Common Stock                          60               10.0%
                                           Class B Nonvoting Common Stock              540               10.0%
                                           Nonvoting Common Stock                        -                  -
John P. McNiff...........................  Voting Common Stock                          60               10.0%
                                           Class B Nonvoting Common Stock              540               10.0%
                                           Nonvoting Common Stock                        -                  -
Vincent F. Garrity, Jr...................  Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock            3,383/(4)/          62.6%
                                           Nonvoting Common Stock                        -                  -
Thomas J. Hopkins........................  Voting Common Stock                           -                  -
                                           Class B Nonvoting Common Stock                -                  -
                                           Nonvoting Common Stock                        -                  -
Directors and all executive officers as
 a group (12 persons)....................  Voting Common Stock                         600              100.0%
                                           Class B Nonvoting Common Stock            5,400              100.0%
                                           Nonvoting Common Stock                      725               94.8%

--------------
(1) Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 24, 2000, upon the exercise of stock options granted pursuant to the Company's Equity Incentive Plan, as follows: Michael V. Valenza-78; Richard C. Hunsinger-120; Donald D. Walker-120; and the directors and all executive officers as a group-520.
(2) Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively.
(3) Includes 2,823 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy retained the right to acquire these shares from the trust under certain circumstances specified in the instrument governing the trust.
(4) Represents 560 shares held in various trusts for the benefit of Mr. Kennedy's children of which Mr. Garrity is a trustee and the 2,823 shares held in the trust that is the subject of footnote 3 above of which Mr. Garrity is also trustee. Mr. Garrity disclaims beneficial ownership of all of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has advanced $623,000 on a non-interest-bearing basis to Michael
T. Kennedy, the Company's Chief Executive Officer, $284,000 of which is for certain incurred insurance costs.

  During 1999, Michael V. Valenza, the Company's Senior Vice President - Finance and Chief Financial Officer, repaid $75,000 that the Company had advanced to him on a non-interest bearing basis for certain incurred relocation expenses.

  The Company provides certain management services and rights to a related company. For the management services and rights the Company receives a fee and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 1999, the Company earned management fees and royalties of $0.7 million. At December 31, 1999 unpaid management fees, royalties and expense advances totaled $5.5 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT

1. The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.  Financial Statement Schedules - None.

3.  Exhibits:

    3.1 Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

    3.2   Bylaws of Radnor Holdings Corporation (Incorporated by reference to
          Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), [StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.)], StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the "Original S-4"))

    4.1 Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

    4.2 First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.3 Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.4 Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.5 Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

    4.6 Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

    4.7 Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank

    4.8 Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

    4.9 Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the "Series B S-4"))

    4.10 First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.11 Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

    4.12 Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank

    4.13 Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

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

*  10.5   Contract of Sale, dated as of December 5, 1996, among Chevron Chemical
          Company, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

** 10.6 First Amendment to Styrene Monomer Contract of Sale, dated as of October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

*  10.7   Contract between ARCO Chemical Company and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated April 1, 1996, as amended on September, 1996 (Incorporated by reference to Exhibit No. 10.12 filed with Amendment No.1 to the Original S-4)

   10.8 Noncompetition Agreement by and between Radnor Holdings Corporation and Richard Davidovich, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.18 filed with the Original S-4)

   10.9 Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

   10.10 Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.27 filed with Amendment No. 1 to the Original S-4)

   10.11 Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

   10.12 Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

   10.13 Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit
          10.33 filed with the Series B S-4)

   10.14 Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

   10.15 Standard Commercial Lease by and between Bradford Management Company of Dallas, Inc. and StyroChem U.S., Ltd., dated June 22, 1994, as amended on April 5, 1996, and as renewed on October

          22, 1996 (Incorporated by reference to Exhibit No. 10.35 filed with Amendment No. 1 to the Original S-4)

***10.16 Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***10.17 Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.18 Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

   10.19 Third Amended and Restated Revolving Credit and Security Agreement dated as of December 29, 1999, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, Thermisol Denmark A/S, Thermisol Sweden AB, Thermisol Finland OY, Bank of America, N.A. and First Union National Bank

   10.20 Amended and Restated U.S. Revolving Credit Note dated December 29, 1999, made by WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem U.S., Ltd., StyroChem Delaware, Inc. and WinCup Texas, Ltd. in favor of Bank of America, N.A.

   10.21 Amended and Restated U.S. Revolving Credit Note dated December 29, 1999, made by WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem U.S., Ltd., StyroChem Delaware, Inc. and WinCup Texas, Ltd. in favor of First Union National Bank

   10.22 Swingline Note dated December 29, 1999, made by WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem U.S., Ltd., StyroChem Delaware, Inc. and WinCup Texas, Ltd. in favor of Bank of America, N.A.

   10.23 Assignment Agreement dated as of December 29, 1999, among GMAC Commercial Credit LLC (formerly BNY Factoring LLC, successor by merger to BNY Financial Corporation), GMAC Commercial Credit Development Limited (formerly BNY Financial Limited) and Bank of America, N.A.

   10.24 Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

   10.25 Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

   10.26 Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

   10.27 Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

   10.28 Patent Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.48 filed with Amendment No. 1 to the Original S-4)

   10.29 Patent Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.49 filed with Amendment No. 1 to the Original S-4)

   10.30 Collateral Assignment, dated as of December 5, 1996, among Radnor Holdings Corporation and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.50 filed with Amendment No. 1 to the Original S-4)

   10.31 Amended and Restated Guaranty dated December 29, 1999, made by StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., Radnor Management Delaware, Inc. and WinCup Europe Delaware, Inc. in favor of Bank of America, N.A. and certain other lenders

   10.32 Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

   10.33 Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

   10.34 Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No.
          10.65 filed with Amendment No. 1 to the Original S-4)

***10.35 Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

   10.36 Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

   10.37 Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

   10.38 Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-4)

   10.39 Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-4)

   10.40 Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-4)

   10.41 Security Agreement dated as of December 29, 1999, between Thermisol Finland Oy and Bank of America

   10.42 Security Agreement dated as of December 29, 1999, between Styrochem Finland Oy and Bank of America

   10.43 European Revolving Note dated December 29, 1999, made by StyroChem Europe (The Netherlands) B.V., StyroChem Finland OY, ThermiSol Denmark A/S, ThermiSol Finland OY and ThermiSol Sweden AB in favor of Bank of America, N.A.

   10.44 European Revolving Note dated December 29, 1999, made by StyroChem Europe (The Netherlands) B.V., StyroChem Finland OY, ThermiSol Denmark A/S, ThermiSol Finland OY and ThermiSol Sweden AB in favor of First Union National Bank

   10.45 Lease Agreement between Oy KWH Plast Ab, Jakobstad and Isora Oy dated January 24, 1995 (Incorporated by reference to Exhibit 10.74 filed with the Series B S-4)

   10.46 Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to
          Exhibit 10.75 filed with the Series B S-4)

   10.47 Lease Agreement between Avena Siilot Oy and Neste Oy Polystyreeni dated March 13, 1997 (Incorporated by reference to Exhibit 10.76 filed with the Series B S-4)

   10.48 Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit
          10.77 filed with Amendment No. 1 to the Series B S-4)

   10.49 Lease Contract between Lokalo Fastighetsfarvaltning and Neste Cellplast AB dated August 16, 1996 (Incorporated by reference to
          Exhibit 10.78 filed with Amendment No. 1 to the Series B S-4)

   10.50 Lease Contract between Norrtalje Industri- och Hantverkshus AB (NIHAB) and Neste Cellplast AB dated June 26, 1996 (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the Series B S-4)

* 10.51 Styrene Monomer Supply Agreement dated as of October 15, 1997 between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to
          Exhibit 10.80 filed with Amendment No. 1 to the Series B S-4)

***10.52 Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to
          Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

** 10.53 Agreement of Sale dated as of January 1, 1998 between ARCO Chemie Nederland, Ltd. and StyroChem Finland Oy (Incorporated by reference to Exhibit No 10.49 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

***10.54 Radnor Holdings Corporation Key Executive Retirement Plan (Incorporated by reference to Exhibit No. 10.50 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

***10.55 Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999

***10.56 Executive Employment Agreement dated as of July 1, 1993 between Radnor Holdings Corporation and Don Rogalski (Incorporated by reference to Exhibit No. 10.51 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

***10.57 Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

   21.1   List of Subsidiaries of the Registrant

   27.1   Financial Data Schedule (Radnor Holdings Corporation)

   99.1 Pages F-48 to F-84 of the Company's Prospectus dated February 6, 1998, included in Amendment No. 1 to the Company's Registration Statement on Form S-4, Commission File No. 333-42101

   * Portions of this Exhibit have been deleted pursuant to an Order Granting the Company's Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.

   ** Portions of this Exhibit have been deleted pursuant to an Order Granting the Company's Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

   *** This exhibit represents a management contract or compensatory plan or arrangement.


(b)  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the fiscal year ended December 31, 1999.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RADNOR HOLDINGS CORPORATION


Date:  March 24, 2000      By:/s/  MICHAEL T. KENNEDY
                           -----------------------------------
                                   Michael T. Kennedy
                                   Chairman of the Board and
                                   Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ MICHAEL T. KENNEDY         Chairman of the Board and          March 24, 2000
----------------------------   Chief Executive Officer
    Michael T. Kennedy

/s/ R. RADCLIFFE HASTINGS      Senior Vice President,             March 24, 2000
----------------------------   Treasurer and Director
    R. Radcliffe Hastings


/s/ MICHAEL V. VALENZA         Senior Vice President - Finance,   March 24, 2000
----------------------------   Chief Financial Officer and
    Michael V. Valenza         Chief Accounting Officer


/s/ JOHN P. MCNIFF             Senior Vice President - Corporate  March 24, 2000
----------------------------   Development and Director
    John P. McNiff

/s/ VINCENT F. GARRITY, JR.    Director                           March 24, 2000
----------------------------
    Vincent F. Garrity, Jr.


/s/ THOMAS J. HOPKINS          Director                           March 24, 2000
----------------------------
    Thomas J. Hopkins

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation (a Delaware corporation) and subsidiaries as of December 25, 1998 and December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radnor Holdings Corporation and subsidiaries as of December 25, 1998 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                         Arthur Andersen LLP

Philadelphia, Pennsylvania
 March 13, 2000

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    DECEMBER 25, 1998 AND DECEMBER 31, 1999
                    ---------------------------------------
                     (In thousands, except share amounts)



                                  ASSETS                                          1998               1999
                                  ------                                    -----------------  -----------------
CURRENT ASSETS:
 Cash                                                                                $  3,975           $  7,579
 Marketable securities                                                                    546              --
 Accounts receivable, net                                                              28,655             29,135
 Inventories, net                                                                      35,267             34,781
 Prepaid expenses and other                                                             4,075              6,480
 Deferred tax asset                                                                     2,255              1,660
                                                                                     --------           --------
                                                                                       74,773             79,635
                                                                                     --------           --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                                                   5,813              7,253
 Supplies and spare parts                                                               3,223              5,277
 Buildings and improvements                                                            32,952             45,046
 Machinery and equipment                                                              161,925            168,771
                                                                                     --------           --------
                                                                                      203,913            226,347
 Less- Accumulated depreciation                                                       (22,536)           (34,235)
                                                                                     --------           --------
                                                                                      181,377            192,112
                                                                                     --------           --------
OTHER ASSETS                                                                           22,646             21,936
                                                                                     --------           --------
                                                                                     $278,796           $293,683
                                                                                     ========           ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $ 28,756           $ 39,447
 Accrued liabilities                                                                   20,618             23,486
 Current portion of long-term debt                                                        729              2,755
 Current portion of capitalized lease obligations                                         761              1,063
                                                                                     --------           --------
                                                                                       50,864             66,751
                                                                                     --------           --------
LONG-TERM DEBT, net of current portion                                                189,653            206,264
                                                                                     --------           --------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                   4,855              5,335
                                                                                     --------           --------
DEFERRED TAX LIABILITY                                                                 11,839              7,245
                                                                                     --------           --------
OTHER NONCURRENT LIABILITIES                                                              636                514
                                                                                     --------           --------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
 Voting and nonvoting common stock, 22,700 shares authorized, 6,245 shares                  1                  1
  issued and outstanding
 Additional paid-in capital                                                            19,387             19,387
 Retained earnings (deficit)                                                            1,087             (5,297)
 Cumulative translation adjustment                                                        474             (6,517)
                                                                                     --------           --------
     Total stockholders' equity                                                        20,949              7,574
                                                                                     --------           --------
                                                                                     $278,796           $293,683
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 26, 1997, DECEMBER 25, 1998
        ---------------------------------------------------------------

                             AND DECEMBER 31, 1999
                             ---------------------

                                (In thousands)

                                                                            1997           1998            1999
                                                                       --------------  -------------  --------------
NET SALES                                                                    $243,583       $311,137        $318,115
COST OF GOODS SOLD                                                            181,404        220,691         226,509
                                                                             --------       --------        --------
GROSS PROFIT                                                                   62,179         90,446          91,606
                                                                             --------       --------        --------
OPERATING EXPENSES:
 Distribution                                                                  18,076         23,004          24,535
 Selling, general and administrative                                           30,137         38,965          43,922
                                                                             --------       --------        --------
                                                                               48,213         61,969          68,457
                                                                             --------       --------        --------
INCOME FROM CONTINUING OPERATIONS                                              13,966         28,477          23,149
                                                                             --------       --------        --------
OTHER (INCOME) EXPENSE:
 Interest                                                                      13,004         18,776          21,070
 Other, net                                                                      (133)           965           1,363
                                                                             --------       --------        --------
                                                                               12,871         19,741          22,433
                                                                             --------       --------        --------
  Income before income taxes and discontinued operations                        1,095          8,736             716

PROVISION (BENEFIT) FOR INCOME TAXES                                           (2,516)         3,340             241
                                                                             --------       --------        --------
  Income before discontinued operations                                         3,611          5,396             475
                                                                             --------       --------        --------
LOSS FROM DISCONTINUED OPERATIONS                                                  --             --           6,859
                                                                             --------       --------        --------
NET INCOME (LOSS)                                                            $  3,611       $  5,396        $ (6,384)
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 26, 1997, DECEMBER 25, 1998
        ---------------------------------------------------------------

                             AND DECEMBER 31, 1999
                             ---------------------

                     (In thousands, except share amounts)

                                      VOTING AND
                                      NONVOTING
                                     COMMON STOCK   ADDITIONAL   RETAINED    CUMULATIVE
                                    --------------   PAID-IN    EARNINGS/   TRANSLATION
                                    SHARES  AMOUNT   CAPITAL    (DEFICIT)    ADJUSTMENT     TOTAL
                                    ------  ------  ----------  ----------  ------------  ---------
BALANCE, DECEMBER 28, 1996           6,245      $1     $17,720     $(3,420)      $    28   $ 14,329
 Comprehensive income-
 Net income                             --      --          --       3,611            --      3,611
 Translation adjustment                 --      --          --          --        (1,632)    (1,632)
                                                                                           --------
 Total comprehensive income                                                                   1,979
                                                                                           --------
 Transfer of stock ownership            --      --       1,667          --            --      1,667
 Cash dividends - $480 per share        --      --          --      (3,000)           --     (3,000)
                                    ------  ------     -------     -------       -------   --------
BALANCE, DECEMBER 26, 1997           6,245       1      19,387      (2,809)       (1,604)    14,975
 Comprehensive income-
 Net income                             --      --          --       5,396            --      5,396
 Translation adjustment                 --      --          --          --         2,078      2,078
                                                                                           --------
 Total comprehensive income                                                                   7,474
                                                                                           --------
 Cash dividends - $240 per share        --      --          --      (1,500)           --     (1,500)
                                    ------  ------     -------     -------       -------   --------
BALANCE, DECEMBER 25, 1998           6,245       1      19,387       1,087           474     20,949
 Comprehensive income-
 Net loss                               --      --          --      (6,384)           --     (6,384)
 Translation adjustment                 --      --          --          --        (6,991)    (6,991)
                                                                                           --------
 Total comprehensive loss                                                                   (13,375)
                                                                                           --------
BALANCE, DECEMBER 31, 1999           6,245      $1     $19,387     $(5,297)      $(6,517)  $  7,574
                                    ======  ======     =======     =======       =======   ========

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 26, 1997, DECEMBER 25, 1998
        ---------------------------------------------------------------

                             AND DECEMBER 31, 1999
                             ---------------------

                                (In thousands)

                                                                            1997             1998             1999
                                                                       ---------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                           $  3,611         $  5,396        $ (6,384)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities-
   Depreciation and amortization                                                9,530           13,857          17,137
   Unrealized loss (gain) on marketable securities                                 --              (46)             46
   Deferred income taxes                                                       (2,627)           2,612            (115)
   Transfer of stock ownership                                                  1,667               --              --
   Discontinued operations                                                         --               --           6,859
   Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses--
      Accounts receivable, net                                                  9,540              394          (1,718)
      Inventories, net                                                         (3,666)          (6,815)           (558)
      Prepaid expenses and other                                                 (766)            (921)         (2,988)
      Accounts payable                                                         (6,511)             328          11,230
      Accrued liabilities                                                       2,196            2,339           1,123
                                                                             --------         --------        --------
          Net cash provided by continuing operations                           12,974           17,144          24,632
          Net cash used in discontinued operations                                 --               --          (8,360)
                                                                             --------         --------        --------
          Net cash provided by operating activities                            12,974           17,144          16,272
                                                                             --------         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (18,411)         (17,661)        (20,032)
 Acquisition of StyroChem Europe, net of cash acquired                        (52,299)            (345)             --
 Acquisition of Epsilevy Oy, net of cash acquired                                  --             (794)             --
 Increase in other assets                                                      (1,368)         (10,141)         (3,599)
                                                                             --------         --------        --------
          Net cash used in investing activities                               (72,078)         (28,941)        (23,631)
                                                                             --------         --------        --------

                                  (Continued)

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 26, 1997, DECEMBER 25, 1998
        ---------------------------------------------------------------

                             AND DECEMBER 31, 1999
                             ---------------------

                                (In thousands)

                                  (Continued)


                                                                           1997            1998            1999
                                                                      --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on revolving credit lines and unsecured
    notes payable                                                           $12,663         $ 5,820         $ 3,602
 Borrowings on term debt and mortgage notes                                      --             259          10,607
 Payments on term debt and mortgage notes                                      (248)           (252)         (2,159)
 Borrowings on capitalized lease obligations                                     --           4,871             158
 Payments on capitalized lease obligations                                       --            (373)           (784)
 Issuance of senior notes                                                    62,203              --              --
 Payments of dividends                                                       (3,000)         (1,500)             --
 Other                                                                       (3,808)         (1,956)             --
                                                                            -------         -------         -------
          Net cash provided by financing activities                          67,810           6,869          11,424
                                                                            -------         -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (751)             93            (461)
                                                                            -------         -------         -------
NET INCREASE (DECREASE) IN CASH                                               7,955          (4,835)          3,604
CASH, beginning of period                                                       855           8,810           3,975
                                                                            -------         -------         -------
CASH, end of period                                                         $ 8,810         $ 3,975         $ 7,579
                                                                            =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, including
    discontinued operations                                                 $11,667         $17,619         $19,330
                                                                            =======         =======         =======
  Cash paid during the period for income taxes, net of refunds of
    $415 in 1997, $132 in 1998 and $7 in 1999                               $   196         $   (48)        $   438
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  ORGANIZATION, ACQUISITIONS AND DISCONTINUED OPERATIONS:
    -------------------------------------------------------

The Company
-----------

Radnor Holdings Corporation ("Radnor") was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. ("Benchmark") and WinCup Holdings, Inc. ("WinCup"). Radnor, through its WinCup subsidiary, is the second largest producer in the United States of foam cups and containers for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, Radnor is the third largest worldwide producer of expandable polystyrene ("EPS"). Radnor and its subsidiaries (collectively the "Company") sell their products primarily to national, institutional, retail and wholesale customers throughout the U.S., Canada, Mexico, and Europe. The Company markets its products under a variety of brand and trade names, including "WinCup," "Handi-Kup," "StyroChem" and "ThermiSol."

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 22% and 23% of the Company's net sales for fiscal years 1998 and 1999, respectively. Although the Company has not lost sales from its key customers in fiscal years 1998 and 1999, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

StyroChem Europe Acquisition
----------------------------

On October 15, 1997, the Company acquired the polystyrene production and conversion operations of Fortum Oyj , formerly Neste Oy ("StyroChem Europe"). The acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities of StyroChem Europe were recorded at estimated fair values at the date of acquisition. The purchase price was 213.0 million Finnish Markkas (approximately $40.8 million as of the date of closing) plus the net working capital of 60.0 million Finnish Markkas (approximately $11.5 million as of the date of closing). The purchase price was allocated to accounts receivable ($13.8 million), inventory ($6.5 million), property, plant and equipment ($40.8 million), accounts payable ($6.4 million) and accrued liabilities ($2.4 million). A portion of the proceeds from the Company's offering of $60.0 million 10% Series B Senior Notes due 2003 was utilized to fund the purchase price.

Pro Forma Results of Operations
-------------------------------

Operating results of the acquired business are included in consolidated results only from the date of acquisition. Unaudited pro forma data reflecting results as if the acquisition was effective at the beginning of 1997 follow (in thousands):

                                                            1997
                                                       ---------------
Net sales                                                     $312,410
Income from operations                                          21,317
Income before extraordinary item                                 6,811

Pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: increased depreciation of property, plant and equipment, increased interest expense on acquisition debt, and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at the beginning of 1997. In addition, they are not intended to be a projection of future results.

Discontinued Operations
------------------------

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. The current period loss, net of a tax benefit of $3.8 million, represents the settlement of a contingent liability related to the discontinued operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Fiscal Year
-----------

The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 26, 1997 and December 25, 1998 were fifty-two week periods, while the fiscal year ended December 31, 1999 was a fifty-three week period.

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

Accounts Receivable, Net
------------------------

Accounts receivable are net of allowances for doubtful accounts of $764,000 and $899,000 at December 25, 1998 and December 31, 1999, respectively. Bad debt expense was $179,000, $150,000 and $213,000 for fiscal years 1997, 1998, and
1999, respectively. The related write-offs of accounts receivable were $63,000, $215,000 and $78,000 for those years, respectively.

Inventories
-----------

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 25, 1998 and December 31, 1999, consist of the following (in thousands):

                                                  1998             1999
                                             ---------------  ---------------
Raw materials                                        $12,576          $10,632
Work in process                                        1,251            1,054
Finished goods                                        21,440           23,095
                                                     -------          -------
                                                     $35,267          $34,781
                                                     =======          =======

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in fiscal 1997, 1998 and 1999 was $7,504,000, $10,933,000 and $12,421,000, respectively.

Supplies and Spare Parts
------------------------

Supplies and spare parts include maintenance parts maintained in a central stores locations. When needed at the manufacturing facilities, parts are shipped and expensed.

Other Assets
------------

Other assets include deferred financing costs of $7.4 million and $5.9 million as of December 25, 1998 and December 31, 1999, respectively, related to the financing arrangements and note offerings executed in 1996 and 1997. Such costs are being amortized over the terms of the related debt instruments.
Amortization of deferred financing costs of $836,000, $1,286,000 and $1,564,000 is included in interest expense for the years ended December 26, 1997, December 25, 1998, and December 31, 1999, respectively. In addition, other assets include a noncompete agreement of $1.9 million, net of amortization of $2.9 million, resulting from the acquisition of Radnor Chemical Corporation, formerly S.P. Acquisition Co., which is being amortized over five years.

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

Currency Translation
--------------------

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its business. Foreign assets and liabilities are translated into U.S. dollars at current exchange rates- that is, the rates in effect at the end of the fiscal period. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders' equity. Currency transaction gains and losses, which are included in operating results, are not significant.

Research and Development
------------------------

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs have represented 1.8%, 2.2% and 1.7% of net sales in 1997, 1998 and 1999, respectively.

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

Fair Value of Financial Instruments
-----------------------------------

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company's bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the senior notes was $160.0 million at December 31, 1999.

3.  LONG-TERM DEBT:
    ---------------

Long-term debt consists of the following (in thousands):


                                                                            1998           1999
                                                                        -------------  -------------
Series A Senior Notes bearing interest at 10%, interest payable semi-
 annually, due December 1, 2003                                             $100,000       $100,000

Series B Senior Notes, including a premium of $1,540 at December 31,
 1999 bearing interest at 10%, interest payable semi-annually, due
 December 1, 2003                                                             61,862         61,540

Outstanding balance under the $40 million Third Amended and Restated
 Revolving Credit and Security Agreement (the "Amended Credit
 Agreement"), which includes an $8 million European subsidiary sublimit, bearing interest at the Company's option at a rate based upon various formulae as defined within the agreement.  At December
 31, 1999, the domestic rate was based on 14-day LIBOR (7.50%) plus
 2.0%.  There was no outstanding balance pertaining to the European sublimit at December 31, 1999.  The revolving loans under the
 Amended Credit Agreement will mature on October 15, 2002.  All the obligations of the Company under the Amended Credit Agreement are secured by a lien on substantially all of the Company's U.S. and
 European subsidiaries' inventory, receivables, and general
 intangibles.                                                                 22,801         25,000

Outstanding balance under the Canadian Revolving Credit Facility
 (borrowing capacity of $2.5 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts
 subfacility), Canadian dollar advances bearing interest at Canadian prime rate (6.5% at December 31, 1999).  There was no outstanding balance pertaining to U.S. dollar advances at December 31, 1999.
 Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the
 Company's Canadian subsidiary.                                                   80            952

Outstanding balance under a Canadian term loan, bearing interest at
 Canadian prime (6.5% at December 31, 1999) plus 1.0%, secured by substantially all assets of the Company's Canadian subsidiary, payable in quarterly installments of approximately $13,350 over a
 maximum of five years.                                                          233            193

Outstanding balance under a Canadian term loan, bearing interest at
 Canadian prime (6.5% at December 31, 1999) plus 1%, collateralized by substantially all assets of the Company's Canadian subsidiary, payable in monthly installments of approximately  $3,243 plus
 interest, over a maximum of seven years.                                          -            267

Outstanding balance under a Canadian term loan, bearing interest at
 7.375% for the first year and at a negotiated rate for the remaining years, collateralized by a mortgage agreement, payable in monthly principal installments of principal and interest of approximately
 $4,000, commencing January 2000 with final payment due December 2025.             -            468


                                                                            1998           1999
                                                                        -------------  -------------
Outstanding balance under a capital expenditure loan bearing interest at a weighted average rate of 8.31%, payable in quarterly principal and interest installments of $478,403 through February 2005,
 $288,419 due in May 2005, $155,813 due in August 2005, and $55,611
 due in December 2005, secured by equipment purchased with the
 proceeds of the advances.                                                         -          8,384

Outstanding balance under a term loan facility (the "Stone Mountain
 Facility"), bearing interest at the Company's option at a rate based upon various formulae as defined within the agreement.  At December
 31, 1999, the rate was based upon LIBOR rates with various
 maturities (6.04%) plus margin (2.25%). The term loan is payable in quarterly principal installments of $150,000 plus interest with final payment due September 2003.  The term loan is secured by a
 mortgage agreement.                                                            5,066          4,466

Outstanding balance under a term loan facility (the "Tolleson
 Facility"), bearing interest at the Company's option at a rate based upon various formulae as defined within the agreement.  At December
 31, 1999, the rate was based upon LIBOR rates with various
 maturities (5.93%) plus margin (2.25%), collateralized by a mortgage agreement, payable in quarterly principal installments of $186,000 plus interest, commencing June 1, 1999 with final payment of
 outstanding principal and interest due March 2009.                                -          6,882

Outstanding balance under a term loan facility, bearing interest at
 3-month EURIBOR (3.39% at December 31, 1999) plus margin (1.25% at
 December 31, 1999) payable in semi-annual principal installments of approximately $20,000 plus interest with final payment due January
 2004.                                                                           216              -

Outstanding balance under a term loan facility, bearing interest at
 6.0252%, payable in quarterly installments of approximately $18,135 including principal and interest, commencing March 31, 1999 with final payment due March 2019.  The term loan is secured by a
 mortgage agreement.                                                               -            790

Outstanding balance under a term loan facility, bearing interest at
 6-month EURIBOR (3.59% at December 31, 1999) plus margin (1.25% at
 December 31, 1999) payable in semi-annual principal installments of approximately $17,000 plus interest with final payment due January
 2002.                                                                           124             77
                                                                            --------       --------
                                                                             190,382        209,019
Less- Current portion                                                           (729)        (2,755)
                                                                            --------       --------
                                                                            $189,653       $206,264
                                                                            ========       ========

On December 29, 1999 the Company entered into the Amended Credit Agreement with two banks, as agents and lenders, pursuant to which the Second Amended and Restated Revolving Credit and Security Agreement dated as of October 15, 1997 was amended and restated. The Amended Credit Agreement includes the Company and certain of its U.S. and European subsidiaries as borrowers. The Amended Credit Agreement provides for a fee of 0.50% per annum on the undrawn amount of the credit facility and letter of credit fees of 1.75% or 1.50% of the aggregate face amounts of standby letters of credit and documentary letters of credit, respectively. There is a $5 million sub-limit on standby letters of credit and a $1 million sub-limit on documentary letters of credit. At December 25, 1998 and December 31, 1999, the Company had outstanding $1.8 million and $1.7 million of standby letters of credit, respectively.

In March 1999, the Company entered into the Tolleson Facility to finance the purchase of its Tolleson, Arizona, manufacturing facility.

In July 1998, the Company entered into the Stone Mountain Facility to finance the purchase of its Stone Mountain, Georgia manufacturing facility.

On October 15, 1997, the Company completed a $60 million Series B Senior Note offering. The proceeds were used to finance the StyroChem Europe acquisition and repay a portion of the outstanding principal and accrued interest under the revolving credit facility. The debt issuance premium on the Series B Notes is being amortized over the life of the notes. For fiscal years 1997, 1998 and 1999 premium amortization of $44,000, $297,000 and $322,000 respectively, has been recorded as a reduction of interest expense.

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

Future debt maturities, excluding the debt premium, are as follows (in thousands):

2000                                                        $  2,755
2001                                                           2,863
2002                                                          28,918
2003                                                         163,052
2004                                                           3,163
2005 and thereafter                                            6,728
                                                            --------
                                                            $207,479
                                                            ========

4.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Leases
------

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancelable operating and capital lease arrangements.

The future minimum payments under noncancelable operating leases are as follows (in thousands):

2000                                                         $ 6,060
2001                                                           5,075
2002                                                           4,347
2003                                                           3,607
2004                                                           2,774
2005 and thereafter                                            4,665
                                                             -------
                                                             $26,528
                                                             =======

Rental expense for all operating leases was $6,144,000, $7,249,000 and $7,470,000 for fiscal years 1997, 1998 and 1999, respectively.

The future minimum payments under capital leases are as follows (in thousands):

2000                                                            $1,504
2001                                                             1,504
2002                                                             1,504
2003                                                             1,504
2004                                                               985
2005 and thereafter                                                780
                                                                ------
Total minimum lease payments                                     7,781

Less interest                                                    1,383
                                                                ------
Present value of net minimum lease payments                      6,398

Less current maturities                                          1,063
                                                                ------
Capital lease obligations                                       $5,335
                                                                ======

Litigation
----------

In October 1999, the Company settled the litigation filed by Jackson National Life Insurance Company and Benchmark Holdings, Inc. in the Court of Chancery for the State of Delaware in and for New Castle County. See Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1999. Although the Company believed it had meritorious defenses and was prepared to assert such defenses vigorously, the Company determined it was in its best interests to settle the litigation due to the expense of such litigation and the attendant diversion and disruption of management resources, as well as the inherent uncertainties of litigation.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material effect on the Company's financial position or results of operations.

Supply Agreements
-----------------

In October 1998, the Company amended its primary North American styrene monomer supply contract. The initial term of the contract extends through December 2003. Under the amended contract, the Company is required to purchase the first 160 million pounds of its North American styrene monomer requirements from one supplier and has certain rights to purchase additional styrene monomer.

In October 1997, in connection with the StyroChem Europe Acquisition, the Company negotiated a contract to provide a long-term supply of styrene monomer at a reduced price and with volume discounts to its European operations. The initial term of the new agreement extends for three years.

5.  STOCKHOLDERS' EQUITY:
    ---------------------

The Company is currently authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series preferred stock. At December 31, 1999, there are issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $.01.

The Company's principal stockholder transferred ownership of 60 shares of Voting Common Stock and 540 shares of Class B Nonvoting Common Stock to an officer of the Company, and the estimated fair value of such stock has been reflected as compensation expense in the 1997 financial statements.

6.  INCOME TAXES:
    ---------------

The components of income before taxes by source of income are as follows (in thousands):


                                                   1997           1998          1999
                                               -------------  ------------  -------------
United States                                         $ (282)       $4,261         $ (625)
Non-U.S.                                               1,377         4,475          1,341
                                                      ------        ------         ------
                                                      $1,095        $8,736         $  716
                                                      ======        ======         ======

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1999 is as follows (in thousands):

                                                   1997           1998            1999
                                               -------------  -------------  --------------
Current:
 Federal                                             $    20         $   47         $    --
 State                                                    34            176              20
 Foreign                                                  --            505             336

Deferred                                               5,972          3,061           3,953

Generation of net operating loss
 carryforwards (excluding generation of net
 operating loss due to discontinued
 operations in 1999)                                  (3,785)          (449)         (4,068)

Change in valuation allowance                         (4,757)            --              --
                                                     -------         ------         -------
                                                     $(2,516)        $3,340         $   241
                                                     =======         ======         =======

The components of deferred taxes at December 25, 1998 and December 31, 1999 are as follows (in thousands):


                                                            1998            1999
                                                       --------------  --------------
Deferred tax assets:
 Net operating loss carryforwards including loss
  from discontinued operations                                $ 8,991         $16,834
 Vacation pay and compensation accruals                           601             495
 Bad debt, inventory and returns and
  allowances                                                      900             679
 Other accruals                                                   932             920
                                                              -------         -------
                                                               11,424          18,928
Deferred tax liabilities:
 Accelerated tax depreciation                                  20,145          24,513
 Other                                                            863              --
Net deferred tax liability                                    -------         -------
                                                              $ 9,584         $ 5,585
                                                              =======         =======

The provision (benefit) for income taxes varies from the amount determined by applying the United States federal statutory rate to pre-tax income as a result of the following (in thousands):

                                                   1997           1998           1999
                                               -------------  -------------  -------------
United States federal statutory income tax           $   372         $2,970          $ 243
State income taxes, net of federal benefit                50            177             44
Change in valuation allowance                         (4,757)            --             --
Nondeductible expenses                                     2             77             14
Dividends received from foreign affiliate                214             --             --
Foreign tax rate differential                             --           (141)           (53)
Other                                                  1,603            257             (7)
                                                     -------         ------          -----
                                                     $(2,516)        $3,340          $ 241
                                                     =======         ======          =====

As of December 31, 1999, the Company had approximately $44.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2019. A valuation allowance was provided for substantially all of the loss carryforward tax benefit at December 27, 1996. In 1997, as a result of management's reevaluation of the Company's future profitability outlook, the valuation allowance was eliminated and a tax benefit of $4.8 million was reflected in the 1997 financial statements.

7.  STOCK OPTION PLAN:
    ------------------

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

The following summarizes the stock option activity under the Plan:

                                                   1997           1998           1999
                                               -------------  -------------  -------------
Options outstanding at beginning of period               700          1,115          1,113
 Granted                                                 440             --             --
 Exercised                                                --             --             --
 Canceled                                                (25)            (2)            (2)
                                                       -----          -----          -----
Options outstanding at end of period                   1,115          1,113          1,111
                                                       =====          =====          =====
Options available for grant                              134            136            138
                                                       =====          =====          =====
Exercisable at end of period                             584            761            847
                                                       =====          =====          =====

The exercise price for all options granted prior to 1997 is $3,350 per share while the exercise price for all options granted during 1997 is $6,985. These amounts represent the fair market value as determined by the board of directors on the grant dates. There were no options granted during 1998 or 1999.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below.

(in thousands)                                      1997             1998              1999
                                               ---------------  ---------------  ----------------
Net income (loss)- as reported                          $3,611           $5,396           $(6,384)
Net income (loss)- pro forma                             3,492            5,110            (6,670)

This pro forma impact may not be representative of the effects for future years and is likely to increase as additional options are granted and amortized over the vesting period.

As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                                     1997              1998              1999
                                               ----------------  ----------------  ----------------
Risk-free rate of interest                                 6.31%             6.31%             6.31%
Expected life in years                                       10                10                10
Dividend yield                                                0%                0%                0%

8.  EMPLOYEE BENEFIT PLAN:
    ----------------------

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee's annual salary.
The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 31, 1999. Employer matching contributions to the plan amounted to approximately $591,000, $689,000 and $688,000 for each of the three years in the period ended December 31, 1999, respectively.

Certain of the Company's European subsidiaries maintain benefit plans. Pension expense related to these plans was $181,000 in 1997, $1,375,000 in 1998 and $1,984,000 in 1999.

9.  RELATED PARTY TRANSACTIONS:
    ---------------------------

A director of the Company is a partner in the law firm which serves as the Company's primary legal counsel. During 1997, 1998 and 1999, the Company paid fees of $831,000, $471,000 and $652,000 to this firm. A director of the Company is a Senior Managing Director of an investment banking firm that performed services for the Company in 1997 and 1998. During 1997 and 1998, the Company paid total fees of $1,050,000 and $252,000 to this firm, respectively.

The Company licenses certain rights and provides administrative support to a related company from which approximately $3.0 million and $5.5 million was due at December 25, 1998 and December 31, 1999, respectively. The Company has also advanced $623,000 on a non-interest-bearing basis to Michael T. Kennedy, the Company's Chief Executive Officer.

10. SEGMENT INFORMATION:
    --------------------

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

In January 1999, the EPS production operations located in Minton, Texas were sold by the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's segment information for 1997 and 1998 have been restated to reflect the impact of this transaction.

The following tables summarize the Company's financial information and results of operations by segment and geographic region for fiscal years 1997 through 1999 (in thousands):

OPERATING:


                              PACKAGING
                                 AND           SPECIALTY       CORPORATE
          1997                INSULATION       CHEMICALS       AND OTHER       ELIMINATIONS      CONSOLIDATED
-------------------------  ----------------  -------------  ---------------  ----------------  ----------------
Sales to Unaffiliated
 Customers                         $187,931        $55,652          $    --            $   --          $243,583
Transfers Between
 Operating Segments                      --          3,381               --            (3,381)               --
Income (Loss) from
 Continuing Operations               16,660         (2,093)            (601)               --            13,966
Identifiable Assets                 161,678         78,731            9,409                --           249,818
Capital Expenditures                 13,712          3,710              989                --            18,411
Depreciation Expense                  6,518            986               --                --             7,504

                              PACKAGING
                                 AND           SPECIALTY       CORPORATE
          1998                INSULATION       CHEMICALS       AND OTHER       ELIMINATIONS      CONSOLIDATED
-------------------------  ----------------  -------------  ---------------  ----------------  ----------------
Sales to Unaffiliated
 Customers                         $221,573        $88,861          $   703            $   --          $311,137
Transfers Between
 Operating Segments                      --         23,559               --           (23,559)               --
Income (Loss) from
 Continuing Operations               23,257          6,273           (1,053)               --            28,477
Identifiable Assets                 172,754         85,013           21,029                --           278,796
Capital Expenditures                 10,816          6,490              355                --            17,661
Depreciation Expense                  8,002          2,845               86                --            10,933


                              PACKAGING
                                 AND           SPECIALTY       CORPORATE
          1999                INSULATION       CHEMICALS       AND OTHER       ELIMINATIONS      CONSOLIDATED
-------------------------  ----------------  -------------  ---------------  ----------------  ----------------
Sales to Unaffiliated
 Customers                         $231,253        $84,644          $ 2,218            $   --          $318,115
Transfers Between
 Operating Segments                      --         24,298               --           (24,298)               --
Income (Loss)from
 Continuing Operations               25,016         (1,780)             (87)               --            23,149
Identifiable Assets                 185,840         83,511           24,332                --           293,683
Capital Expenditures                 12,643          6,915              474                --            20,032
Depreciation Expense                  9,240          3,076              105                --            12,421

GEOGRAPHIC:

                                UNITED
          1997                  STATES          CANADA        EUROPE/(1)/      ELIMINATIONS      CONSOLIDATED
-------------------------  ----------------  -------------  ---------------  ----------------  ----------------
Sales to Unaffiliated
 Customers                         $210,788        $16,314          $16,481            $   --          $243,583
Transfers Between
 Geographic Segments                     --          2,252               --            (2,252)               --
Income from Continuing
 Operations                          10,431          1,739            1,796                --            13,966
Identifiable Assets                 174,581          8,182           67,055                --           249,818


                                UNITED
          1998                  STATES          CANADA          EUROPE         ELIMINATIONS      CONSOLIDATED
-------------------------  ----------------  -------------  ---------------  ----------------  ----------------
Sales to Unaffiliated
 Customers                         $212,004        $13,013          $86,120            $   --          $311,137
Transfers Between
 Geographic Segments                     --          8,190               --            (8,190)               --
Income from Continuing
 Operations                          15,322          2,539           10,616                --            28,477
Identifiable Assets                 198,269          8,248           72,279                --           278,796


                                UNITED
          1999                  STATES          CANADA          EUROPE         ELIMINATIONS      CONSOLIDATED
-------------------------  ----------------  -------------  ---------------  ----------------  ----------------
Sales to Unaffiliated
 Customers                         $218,090        $15,363          $84,662            $   --          $318,115
Transfers Between
 Geographic Segments                  1,207          7,692               --            (8,899)               --
Income from Continuing
 Operations                          14,939          1,276            6,934                --            23,149
Identifiable Assets                 217,291         11,102           65,290                --           293,683

(1) Represents the results of operations of StyroChem Europe from October 15, 1997 (date of acquisition) through December 26, 1997.

11. SUPPLEMENTAL FINANCIAL INFORMATION:
    -------------------------------------

Radnor Holdings Corporation is a holding company which has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes and the $60 million Series B Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the years ended December 26, 1997, December 25, 1998 and December 31, 1999 (in thousands):


                                HOLDING         GUARANTOR       NON-GUARANTOR
          1997                  COMPANY       SUBSIDIARIES     SUBSIDIARIES/(1)/    ELIMINATIONS       CONSOLIDATED
--------------------------  ---------------  ---------------  ------------------  -----------------  ----------------
Net Sales                          $     --         $210,788            $ 35,047          $  (2,252)         $243,583
Gross Profit                             --           53,132               9,047                 --            62,179
Income from Continuing
 Operations                              --           10,438               3,528                 --            13,966
Net Income                               --            2,506               1,105                 --             3,611

Current Assets                        1,166           42,273              28,775             (1,136)           71,078
Noncurrent Assets                   147,334          180,938              48,997           (198,529)          178,740
Current Liabilities                   1,135           29,025              18,120             (1,338)           46,942
Noncurrent Liabilities              162,159           61,421              55,447            (91,126)          187,901


                                HOLDING         GUARANTOR       NON-GUARANTOR
          1998                  COMPANY       SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
--------------------------  ---------------  ---------------  ------------------  -----------------  ----------------
Net Sales                          $     --         $212,004            $107,323          $  (8,190)         $311,137
Gross Profit                             --           56,966              33,480                 --            90,446
Income from Continuing
 Operations                              --           14,869              13,184                424            28,477
Net Income                               --            2,605               3,990             (1,199)            5,396

Current Assets                          550           47,107              30,324             (3,208)           74,773
Noncurrent Assets                   142,145          199,186              54,524           (191,832)          204,023
Current Liabilities                   1,096           36,601              17,085             (3,918)           50,864
Noncurrent Liabilities              161,862           69,369              58,867            (83,115)          206,983


                                HOLDING         GUARANTOR       NON-GUARANTOR
          1999                  COMPANY       SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
--------------------------  ---------------  ---------------  ------------------  -----------------  ----------------
Net Sales                          $     --         $219,493            $107,521          $  (8,899)         $318,115
Gross Profit                             --           62,904              28,702                 --            91,606
Income from Continuing
   Operations                            --           14,711               8,438                 --            23,149
Net Income (Loss)                    (6,859)(2)       10,982               1,341            (11,848)           (6,384)

Current Assets                          330           53,440              29,999             (4,134)           79,635
Noncurrent Assets                   135,184          206,028              52,818           (179,982)          214,048
Current Liabilities                   3,590           46,368              22,274             (5,481)           66,751
Noncurrent Liabilities              158,808           96,527              50,691            (86,668)          219,358

(1) Includes the results of operations of StyroChem Europe from October 15, 1997 (date of acquisition) through December 26, 1997.
(2) Amount represents charge related to discontinued operations. See Note 1 to Consolidated Financial Statements.