Form 10-Q
period 2000-03-31
RADNOR HOLDINGS CORP
filed 2000-05-12
CIK 1029893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                March 31, 2000

   [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934 for the
                 transition period from___________to_________

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

                              Yes [ X ]  No [   ]

    The number of shares outstanding of the Registrant's common stock as of
                                 May 12, 2000:

                                                                 Number
                Class                                              of
                                                                 Shares
-------------------------------------------------------  ----------------------

Voting Common Stock; $.10 par value                               600
Nonvoting Common Stock; $.10 par value                            245
Class B Nonvoting Common Stock; $.01 par value                  5,400

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                March 31,       December 31,
                                                  2000              1999
                                              -------------    --------------
                                               (Unaudited)
                ASSETS
                ------
CURRENT ASSETS
   Cash                                         $    2,931       $     7,579
   Accounts receivable, net                         36,116            29,135
   Inventories, net                                 40,533            34,781
   Prepaid expenses and other                        7,300             6,480
   Deferred tax asset                                1,659             1,660
                                              -------------    --------------
        Total current assets                        88,539            79,635
                                              -------------    --------------
PROPERTY, PLANT AND EQUIPMENT                      226,382           226,347
LESS - ACCUMULATED DEPRECIATION                    (37,219)          (34,235)
                                              -------------    --------------
NET PROPERTY, PLANT AND EQUIPMENT                  189,163           192,112
                                              -------------    --------------
OTHER ASSETS                                        21,215            21,936
                                              -------------    --------------
        Total assets                            $  298,917       $   293,683
                                              =============    ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $   42,614       $    39,447
   Accrued liabilities                              22,532            23,486
   Current portion of long-term debt
        and capital lease obligations                4,252             3,818
                                              -------------    --------------
        Total current liabilities                   69,398            66,751
                                              -------------    --------------
LONG-TERM DEBT, net of current portion             215,083           206,264
                                              -------------    --------------
CAPITAL LEASE OBLIGATIONS, net of
        current portion                              5,035             5,335
                                              -------------    --------------
DEFERRED TAX LIABILITY                               6,017             7,245
                                              -------------    --------------
OTHER NONCURRENT LIABILITIES                           590               514
                                              -------------    --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Voting and nonvoting common stock,
        22,700 shares authorized, 6,245
        shares issued and outstanding                    1                 1
   Additional paid-in capital                       19,387            19,387
   Retained deficit                                 (7,791)           (5,297)
   Cumulative translation adjustment                (8,803)           (6,517)
                                              -------------    --------------
        Total stockholders' equity                   2,794             7,574
                                              -------------    --------------
        Total liabilities and stockholders'
           equity                               $  298,917       $   293,683
                                              =============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)



                                             For the three months ended
                                            ---------------------------
                                             March 31,       March 26,
                                                2000           1999
                                            ------------   ------------

NET SALES                                  $   81,315     $   67,752

COST OF GOODS SOLD                             63,139         49,152
                                            ------------   ------------

GROSS PROFIT                                   18,176         18,600

OPERATING EXPENSES:
    Distribution                                5,868          5,037
    Selling, general and administrative        10,749         10,191
                                            ------------   ------------

INCOME FROM OPERATIONS                          1,559          3,372

OTHER EXPENSE:
    Interest, net                               5,419          5,021
    Other, net                                    163            414
                                            ------------   ------------

LOSS BEFORE INCOME TAXES                       (4,023)        (2,063)

BENEFIT FOR INCOME TAXES:
    Current                                      (322)          (127)
    Deferred                                   (1,207)          (638)
                                            ------------   ------------
                                               (1,529)          (765)
                                            ------------   ------------

NET LOSS                                   $   (2,494)    $   (1,298)
                                            ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                  For the three months ended
                                                                -----------------------------
                                                                  March 31,        March 26,
                                                                    2000             1999
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(2,494)         $(1,298)
  Adjustments to reconcile net loss to cash used
    in operating activities-
      Depreciation and amortization                                4,665            4,041
      Unrealized loss on marketable securities                        -                19
      Deferred income taxes                                       (1,207)            (638)
      Changes in operating assets and liabilities, net of
        acquisition of business-
          Accounts receivable, net                                (7,571)          (1,828)
          Inventories, net                                        (6,298)          (1,218)
          Prepaid expenses and other                                (871)          (2,245)
          Accounts payable                                         3,573           (2,354)
          Accrued liabilities                                        523            3,321
                                                                ------------     ------------

            Net cash used in continuing operations                (9,680)          (2,200)

            Net cash used in discontinued operations              (1,144)              -
                                                                ------------     ------------

            Net cash used in operating activities                (10,824)          (2,200)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (2,332)          (6,015)
  Increase in other assets                                          (785)            (505)
                                                                ------------     ------------

            Net cash used in investing activities                 (3,117)          (6,520)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on bank financed debt and
    unsecured notes payable                                        9,670            6,724
  Net payments on capital lease obligations                         (265)            (183)
                                                                ------------     ------------

            Net cash provided by financing activities              9,405            6,541
                                                                ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (112)             (24)
                                                                ------------     ------------

NET DECREASE IN CASH                                              (4,648)          (2,203)

CASH, beginning of period                                          7,579            3,975
                                                                ------------     ------------

CASH, end of period                                              $ 2,931          $ 1,772
                                                                ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                                  $   976          $   465
                                                                ============     ============

  Income taxes paid, net of refunds of $158 in 2000              $  (152)         $   160
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                  (Unaudited)
                                (In thousands)

                                                        For the three months ended
                                                  ----------------------------------------
                                                      March 31,               March 26,
                                                        2000                    1999
                                                  --------------            --------------

Sales to Unaffiliated Customers:
             Packaging and Insulation              $ 54,760                  $ 50,022
             Specialty Chemicals                     30,933                    21,065
             Corporate and Other                        834                       393
             Transfers Between Operating
                          Segments  (1)              (5,212)                   (3,728)
                                                  --------------            --------------
                          Consolidated             $ 81,315                  $ 67,752
                                                  --------------            --------------

Operating Income (Loss):
             Packaging and Insulation              $  4,677                  $  6,245
             Specialty Chemicals                     (1,745)                   (1,609)
             Corporate and Other                     (1,373)                   (1,264)
                                                  --------------            --------------
                           Consolidated             $ 1,559                  $  3,372
                                                  --------------            --------------

Income (Loss) from Operations
  before Income Taxes:
             Packaging and Insulation              $  1,225                  $  3,137
             Specialty Chemicals                     (2,604)                   (2,343)
             Corporate and Other                     (2,644)                   (2,857)
                                                  --------------            --------------
                          Consolidated             $ (4,023)                 $ (2,063)
                                                  --------------            --------------




           (1)            Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.


                                       5

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY GEOGRAPHIC REGION
                                  (Unaudited)
                                (In thousands)

                                                  For three months ended
                                               ----------------------------
                                                 March 31,       March 26,
                                                 2000 (1)        1999 (2)
                                               ------------    ------------

Sales to Unaffiliated Customers:
    United States                                 $55,982           $50,030
    Canada                                          7,088             4,794
    Europe                                         19,880            14,450
    Transfers Between Geographic
      Regions                                      (1,635)           (1,522)
                                               ------------     ------------
             Consolidated                         $81,315           $67,752
                                               ------------     ------------

Operating Income (Loss):
    United States                                   $ 505           $ 3,537
    Canada                                            224               391
    Europe                                            830              (556)
                                               ------------     ------------
             Consolidated                         $ 1,559           $ 3,372
                                               ------------     ------------

Income (Loss) from Operations
    before Income Taxes:
    United States                                 $(3,378)            $(173)
    Canada                                           (273)              111
    Europe                                           (372)           (2,001)
                                               ------------     ------------
             Consolidated                         $(4,023)          $(2,063)
                                               ------------     ------------


(1) Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations as well as the sale of product from the Company's domestic food packaging operations to its European food packaging operations.

(2) Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations.


                                       6

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


(2)  DISCONTINUED OPERATIONS

     Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. Net cash used in discontinued operations for the three months ended March 31, 2000 represented payments made in connection with the 1999 settlement of a contingent liability related to the discontinued operations.

(3)  INVENTORIES

     The components of inventories were as follows (in thousands):

                          March 31,      December 31,
                            2000             1999
                          ---------      ------------

     Raw Materials         $11,806         $10,632
     Work in Process         1,545           1,054
     Finished Goods         27,182          23,095
                           -------         -------
                           $40,533         $34,781
                           =======         =======

(4)  INTEREST EXPENSE

     Included in interest expense was $375,000 and $391,000 of amortization of deferred financing costs for the three months ended March 31, 2000 and March 26, 1999, respectively. Premium amortization of $84,000 and $78,000 related to the issuance of the Company's 10% Series B Senior Notes due 2003 was also included in interest expense for the three months ended March 31, 2000 and March 26, 1999, respectively.

(5)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net loss and non-owner changes in equity. The Company had comprehensive loss as follows (in thousands):

                                                    Three Months Ended
                                                    ------------------

                                                  March 31,   March 26,
                                                    2000        1999
                                                  ---------   ---------
     Net Loss                                     $(2,494)    $(1,298)
     Foreign Currency Translation Adjustment       (2,286)     (3,643)
                                                  -------     -------
               Comprehensive Loss                 $(4,780)    $(4,941)
                                                  =======     =======

(6)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months ended March 31, 2000 and March 26, 1999 (in thousands):

                                  HOLDING       GUARANTOR     NON-GUARANTOR
                                  COMPANY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                 -----------    ------------   ------------    ------------  ------------

                                                  THREE MONTHS ENDED MARCH 31, 2000
                                                  ---------------------------------


      Net Sales                  $  --          $  56,107         $26,843       $  (1,635)         $ 81,315
      Gross Profit                  --             12,243           5,933              --            18,176
      Operating Income              --                143           1,416              --             1,559
      Net Loss                      --             (2,228)           (266)             --            (2,494)

                                                   THREE MONTHS ENDED MARCH 26, 1999
                                                   ---------------------------------

      Net Sales                  $  --          $  50,030         $19,244       $  (1,522)         $ 67,752
      Gross Profit                  --             14,281           4,319               --           18,600
      Operating Income (Loss)       --              3,537            (165)              --            3,372
      Net Income (Loss)             --                595          (1,893)              --           (1,298)

                                                         AS OF MARCH 31, 2000
                                                         --------------------

      Current Assets             $      178     $  55,988         $35,149       $  (2,776)         $ 88,539
      Non-Current Assets            138,659       205,413          49,961        (183,655)          210,378
      Current Liabilities             6,446        47,313          20,858          (5,219)           69,398
      Non-Current Liabilities       160,525       100,509          54,968         (89,277)          226,725

                                                         AS OF MARCH 26, 1999
                                                         --------------------

      Current Assets             $      563     $  50,089         $29,234       $  (3,410)         $ 76,476
      Non-Current Assets            144,786       205,195          51,650        (190,559)          211,072
      Current Liabilities             5,096        34,228          17,093          (3,852)           52,565
      Non-Current Liabilities       161,784        98,833          57,028         (98,670)          218,975

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

  Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemicals and foam packaging and insulation products for the foodservice, insulation and packaging industries.

  The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry as well as a variety of standard and specialized insulation products. Through its WinCup subsidiary, the Company is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment manufactures and distributes expandable polystyrene bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation ("Radnor Chemical") subsidiary, the Company is the third largest worldwide producer of EPS.

Results of Operations
---------------------

CONSOLIDATED

                                                                       THREE MONTHS ENDED
                                                       -------------------------------------------------

                                                                       March 31,               MARCH 26,
(Millions of dollars)                                                     2000                    1999
--------------------------------------------------------------------------------------------------------
Net sales                                                                $81.3                   $67.8
--------------------------------------------------------------------------------------------------------
Gross profit                                                              18.2                    18.6
--------------------------------------------------------------------------------------------------------
Operating expenses                                                        16.6                    15.2
--------------------------------------------------------------------------------------------------------
Income from operations                                                     1.6                     3.4
--------------------------------------------------------------------------------------------------------

  Net sales for the three months ended March 31, 2000 were $81.3 million, an increase of $13.5 million from the three months ended March 26, 1999. This increase was primarily due to volume growth and increased pricing across all operating segments. Gross profits for the three months ended March 31, 2000 decreased by $0.4 million from $18.6 million to $18.2 million. As a percentage of net sales, gross profits declined to 22.4% for the first quarter of fiscal 2000 from 27.4% for the first quarter of fiscal 1999. This decrease was caused by increased raw material costs and the time lag between rising styrene monomer prices and increases in EPS selling prices, partially offset by improved manufacturing efficiencies. Operating expenses for the three months ended March 31, 2000 increased to $16.6 million from $15.2 million for the same period in 1999 primarily due to increased distribution costs resulting from higher sales volumes.

SEGMENT ANALYSIS

Packaging & Insulation

                                                                       THREE MONTHS ENDED
                                                       -------------------------------------------------

                                                                       March 31,               MARCH 26,
(Millions of dollars)                                                     2000                    1999
--------------------------------------------------------------------------------------------------------
Net sales                                                                $54.8                   $50.0
--------------------------------------------------------------------------------------------------------
Gross profit                                                              15.1                    15.6
--------------------------------------------------------------------------------------------------------
Operating expenses                                                        10.4                     9.3
--------------------------------------------------------------------------------------------------------
Income from operations                                                     4.7                     6.3
--------------------------------------------------------------------------------------------------------

          Net sales in the packaging and insulation business segment increased by $4.8 million to $54.8 million for the three months ended March 31, 2000 primarily due to volume growth. Gross profit declined to 27.6% of net sales for the three months ended March 31, 2000 from 31.2% of net sales for the same period in 1999 due to increased raw material costs, partially offset by improved
manufacturing efficiencies.    Operating expenses increased to $10.4 million for
the three months ended March 31, 2000 from $9.3 million for the same period in 1999 primarily due to higher distribution costs in the domestic packaging business. Income from operations for the three months ended March 31, 2000 decreased by $1.6 million or 25.4% over the same period in 1999 for the reasons described above.

Specialty Chemicals

                                                                         THREE MONTHS ENDED
                                                        --------------------------------------------------

                                                                       March 31,                MARCH 26,
(Millions of dollars)                                                     2000                     1999
----------------------------------------------------------------------------------------------------------
Net sales                                                                $30.9                    $21.1
----------------------------------------------------------------------------------------------------------
Gross profit                                                               2.1                      2.2
----------------------------------------------------------------------------------------------------------
Operating expenses                                                         3.9                      3.8
----------------------------------------------------------------------------------------------------------
Income from operations                                                    (1.8)                    (1.6)
----------------------------------------------------------------------------------------------------------

  Net sales for the three months ended March 31, 2000 and March 26, 1999 included sales to the packaging and insulation segment of $5.2 million and $3.7 million, repectively. Net sales for the first quarter of fiscal 2000 increased to $30.9 million from $21.1 million for the same period in 1999. This $9.8 million increase was due to increased sales volume and selling prices in the Company's specialty chemicals business.

  Gross profits remained relatively unchanged from the three months ended March 26, 1999 to the three months ended March 31, 2000. As a percentage of net sales, gross profit declined to 6.8% for the first quarter of fiscal 2000 from 10.4% for the same period in 1999. This change was caused by the time lag between rising raw material costs and increases in selling prices in the Company's North American specialty chemicals operations, partially offset by increased manufacturing efficiencies. Operating expenses increased $0.1 million to $3.9 million for the three months ended March 31, 2000 primarily as a result of increased domestic selling expenses.


Corporate & Other

  Corporate operating expenses increased by $0.3 million to $2.4 million for the three months ended March 31, 2000. This increase was primarily due to a $0.4 million increase in amortization of intangible assets, partially offset by decreased operating costs at the Company's executive offices in Radnor, Pennsylvania.

INTEREST EXPENSE
----------------

                                                                        THREE MONTHS ENDED
                                                       -------------------------------------------------

                                                                       March 31,               MARCH 26,
(Millions of dollars)                                                     2000                    1999
--------------------------------------------------------------------------------------------------------
Interest Expense                                                         $ 5.4                   $ 5.0
--------------------------------------------------------------------------------------------------------


  Interest expense for the three months ended March 31, 2000 increased by $0.4 million over the same period in 1999. This increase was primarily due to increased borrowings related to the purchase of the

Company's Tolleson, Arizona food packaging plant and the reengineering of the Company's Stone Mountain, Georgia food packaging facility. Also included in interest expense was the amortization of the deferred financing fees and debt issuance premium of $0.3 million in each period.

INCOME TAXES
------------

                                                                        THREE MONTHS ENDED
                                                     ----------------------------------------------------

                                                                       March 31,                MARCH 26,
(Millions of dollars)                                                     2000                     1999
---------------------------------------------------------------------------------------------------------
Income tax benefit                                                       $(1.5)                   $(0.8)
---------------------------------------------------------------------------------------------------------

  The effective tax rate for the three months ended March 31, 2000 increased to 38.0% of pre-tax income from 37.1% of pre-tax income for the same period in 1999. As of March 31, 2000 the Company had approximately $49.0 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the three months ended March 31, 2000 and March 26, 1999, the Company's principal source of funds consisted of cash from financing activities. During the 2000 period, after tax cash flow of $1.0 million, net borrowings on bank financed debt and capital leases of $9.4 million and a decrease in cash of $4.7 million were primarily used to fund capital expenditures of $2.3 million and a $11.8 million increase in working capital.

  As of March 31, 2000, the Company had $33.2 million outstanding and $7.2 million of availability under its revolving credit agreements. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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


FORWARD LOOKING STATEMENTS
--------------------------

  All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company's Report on Form 10-K for the year ended December 31, 1999, Commission File No. 333-19495, to which reference is hereby made.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three month period ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                            RADNOR HOLDINGS CORPORATION
                                            (registrant)




Date:  May 12, 2000                     By: /s/Michael V. Valenza
                                            ---------------------
                                            Michael V. Valenza
                                            Senior Vice President-Finance and
                                            Chief Financial Officer