Form 10-Q
period 2000-06-30
RADNOR HOLDINGS CORP
filed 2000-08-10
CIK 1029893

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                 June 30, 2000

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

                                Yes [X]  No [_]

    The number of shares outstanding of the Registrant's common stock as of
                               August 10, 2000:

                                                                  Number
                           Class                                of Shares
          -------------------------------------------------   -------------
          Voting Common Stock; $.10 par value                        600
          Nonvoting Common Stock; $.10 par value                     245
          Class B Nonvoting Common Stock; $.01 par value           5,400

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                          June 30,     December 31,
                                                                            2000           1999
                                                                         ----------   --------------
                                                                         (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS
       Cash                                                                $   4,116    $   7,579
       Accounts receivable, net                                               44,285       29,135
       Inventories, net                                                       49,120       34,781
       Prepaid expenses and other                                              6,386        6,480
       Deferred tax asset                                                      1,656        1,660
                                                                          ----------   ----------

             Total current assets                                            105,563       79,635
                                                                          ----------   ----------

PROPERTY, PLANT AND EQUIPMENT                                                228,777      226,347
LESS - ACCUMULATED DEPRECIATION                                              (40,492)     (34,235)
                                                                          ----------   ----------

NET PROPERTY, PLANT AND EQUIPMENT                                            188,285      192,112
                                                                          ----------   ----------

OTHER ASSETS                                                                  21,770       21,936
                                                                          ----------   ----------

             Total assets                                                  $ 315,618    $ 293,683
                                                                          ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
       Accounts payable                                                    $  58,834    $  39,447
       Accrued liabilities                                                    19,699       23,486
       Current portion of long-term debt and
             capital lease obligations                                         4,584        3,818
                                                                          ----------   ----------

             Total current liabilities                                        83,117       66,751
                                                                          ----------   ----------

LONG-TERM DEBT, net of current portion                                       216,174      206,264
                                                                          ----------   ----------
CAPITAL LEASE OBLIGATIONS, net of current portion                              4,751        5,335
                                                                          ----------   ----------
DEFERRED TAX LIABILITY                                                         6,246        7,245
                                                                          ----------   ----------
OTHER NONCURRENT LIABILITIES                                                   2,119          514
                                                                          ----------   ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
       Voting and nonvoting common stock, 22,700 shares authorized,
             6,245 shares issued and outstanding                                   1            1
       Additional paid-in capital                                             19,387       19,387
       Retained deficit                                                       (7,142)      (5,297)
       Cumulative translation adjustment                                      (9,035)      (6,517)
                                                                          ----------   ----------

             Total stockholders' equity                                        3,211        7,574
                                                                          ----------   ----------

             Total liabilities and stockholders' equity                    $ 315,618    $ 293,683
                                                                          ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                         For the three months ended             For the six months ended
                                      ---------------------------------    ---------------------------------
                                         June 30,           June 25,            June 30,           June 25,
                                          2000               1999                2000               1999
                                      ------------      ------------       ----------------   ---------------

NET SALES                               $  93,164          $  80,995            $ 174,479          $ 148,747

COST OF GOODS SOLD                         68,066             57,854              131,205            107,006
                                      ------------      -------------      ---------------    ---------------

GROSS PROFIT                               25,098             23,141               43,274             41,741

OPERATING EXPENSES:
    Distribution                            6,294              6,313               12,162             11,350
    Selling, general and
    administrative                         12,067             10,477               22,816             20,668
                                      ------------      -------------      ---------------    ---------------

INCOME FROM OPERATIONS                      6,737              6,351                8,296              9,723

OTHER EXPENSE:
    Interest, net                           5,523              5,089               10,942             10,110
    Other, net                                167                156                  330                570
                                      ------------      -------------      ---------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES           1,047              1,106               (2,976)              (957)

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                   166                 68                 (156)               (59)
    Deferred                                  232                336                 (975)              (302)
                                      ------------      -------------      ---------------    ---------------
                                              398                404               (1,131)              (361)
                                      ------------      -------------      ---------------    ---------------

NET INCOME (LOSS)                       $     649          $     702            $  (1,845)         $    (596)
                                      ============      ============       ===============    ===============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                For the six months ended
                                                                          -----------------------------------
                                                                              June 30,            June 25,
                                                                                2000                1999
                                                                          --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $   (1,845)          $   (596)
     Adjustments to reconcile net loss to cash used
        in operating activities-
           Depreciation and amortization                                         9,252              8,262
           Unrealized gain on marketable securities                                --                 (47)
           Deferred income taxes                                                  (975)              (302)
           Changes in operating assets and liabilities, net of
              acquisition of business-
                 Accounts receivable, net                                      (15,668)            (7,006)
                 Inventories, net                                              (14,898)             4,323
                 Prepaid expenses and other                                         33             (3,421)
                 Accounts payable                                               18,011             (2,302)
                 Accrued liabilities and other                                  (2,884)               822
                                                                          --------------       -------------
                     Net cash used in continuing operations                     (8,974)              (267)

                     Net cash used in discontinued operations                   (2,207)               --
                                                                          --------------       --------------
                     Net cash used in operating activities                     (11,181)              (267)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (4,910)           (10,293)
     Increase in other assets                                                     (979)            (1,220)
                                                                          --------------       --------------
                     Net cash used in investing activities                      (5,889)           (11,513)
                                                                          --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on bank financed debt and
        unsecured notes payable                                                 14,282             12,048
     Net payments on capital lease obligations                                    (536)              (220)
                                                                          --------------       --------------
                     Net cash provided by financing activities                  13,746             11,828
                                                                          --------------       --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (139)               (43)
                                                                          --------------       --------------
NET INCREASE (DECREASE) IN CASH                                                 (3,463)                 5

CASH, beginning of period                                                        7,579              3,975
                                                                          --------------       --------------
CASH, end of period                                                         $    4,116           $  3,980
                                                                          ==============       ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                          $   10,125           $  9,240
                                                                          ==============       ==============
     Income taxes paid, net of refunds of $168 in 2000                      $     (162)          $    161
                                                                          ==============       ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                  (Unaudited)
                                (In thousands)


                                                   For the three months ended                For the six months ended
                                              ------------------------------------      -----------------------------------
                                                  June 30,             June 25,            June 30,             June 25,
                                                    2000                 1999                2000                 1999
                                              --------------       ---------------      --------------       --------------
Sales to Unaffiliated Customers:
     Packaging and Insulation                  $    64,359          $    59,255          $   119,119          $  109,277
     Specialty Chemicals                            37,372               28,709               68,305              49,774
     Corporate and Other                               681                  507                1,515                 900
     Transfers Between Operating
        Segments/(1)/                               (9,248)              (7,476)             (14,460)            (11,204)
                                              -------------        -------------        -------------        ------------
                    Consolidated               $    93,164          $    80,995          $   174,479          $  148,747
                                              -------------        -------------        -------------        ------------

Operating Income (Loss):
     Packaging and Insulation                  $     5,854          $     7,520          $    10,531          $   13,765
     Specialty Chemicals                             2,604                   45                  859              (1,564)
     Corporate and Other                            (1,721)              (1,214)              (3,094)             (2,478)
                                              -------------        -------------        -------------        ------------
                    Consolidated               $     6,737          $     6,351          $     8,296          $    9,723
                                              -------------        -------------        -------------        ------------

Income (Loss) from Operations
  before Income Taxes:
     Packaging and Insulation                  $     1,300          $     4,451          $     2,525          $    7,588
     Specialty Chemicals                             2,749                 (872)                 145              (3,215)
     Corporate and Other                            (3,002)              (2,473)              (5,646)             (5,330)
                                              -------------        -------------        -------------         -----------
                    Consolidated               $     1,047          $     1,106          $    (2,976)          $    (957)
                                              -------------        -------------        -------------         -----------


/(1)/ Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY GEOGRAPHIC REGION
                                  (Unaudited)
                                (In thousands)

                                                   For the three months ended                    For the six months ended
                                                   --------------------------                    ------------------------
                                                  June 30,             June 25,                 June 30,              June 25,
                                                  2000 /(1)/          1999 /(2)/                2000 /(1)/            1999 /(2)/
                                                ---------             ---------                ---------             ---------
Sales to Unaffiliated Customers:
     United States                              $  59,710             $  54,879                $ 115,692             $ 104,909
     Canada                                         7,009                 6,128                   14,097                10,922
     Europe                                        28,584                22,270                   48,464                36,720
     Transfers Between Geographic
        Regions                                    (2,139)               (2,282)                  (3,774)               (3,804)
                                               ----------            ----------                ---------             ---------
                  Consolidated                  $  93,164             $  80,995                $ 174,479             $ 148,747
                                               ----------            ----------                ---------             ---------
Operating Income:
     United States                              $   1,137             $   3,545                $   1,642             $   7,082
     Canada                                           429                   472                      653                   863
     Europe                                         5,171                 2,334                    6,001                 1,778
                                               ----------             ---------                ---------             ---------
                  Consolidated                  $   6,737             $   6,351                $   8,296             $   9,723
                                               ----------             ---------                ---------             ---------

Income (Loss) from Operations
  before Income Taxes:
     United States                              $  (2,681)            $     179                $  (6,059)            $       6
     Canada                                           (57)                   60                     (330)                  171
     Europe                                         3,785                   867                    3,413                (1,134)
                                                ---------             ---------                ---------             ---------
                  Consolidated                  $   1,047             $   1,106                $  (2,976)            $    (957)
                                                ---------             ---------                ---------             ---------


/(1)/ Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations as well as the sale of product from the Company's domestic food packaging operations to its European food packaging operations.

/(2)/ Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations.

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

(2)  DISCONTINUED OPERATIONS

     Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. Net cash used in discontinued operations for the six months ended June 30, 2000 represented payments made in connection with the 1999 settlement of a contingent liability related to the discontinued operations.

(3)  INVENTORIES

     The components of inventories were as follows (in thousands):

                         June 30,     December 31,
                           2000          1999
                         --------     ------------
     Raw Materials       $15,759       $10,632
     Work in Process       1,619         1,054
     Finished Goods       31,742        23,095
                         -------       -------
                         $49,120       $34,781
                         =======       =======

(4)  INTEREST EXPENSE

     Included in interest expense was $375,000 and $369,000 of amortization of deferred financing costs for the three months ended June 30, 2000 and June 25, 1999, respectively, and $750,000 and $760,000 of amortization of deferred financing costs for the six months ended June 30, 2000 and June 25, 1999, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $86,000 and $80,000 for the three months ended June 30, 2000 and June 25, 1999, respectively, and $170,000 and $158,000 for the six months ended June 30, 2000 and June 25, 1999, respectively, was also included in interest expense.

(5)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):

                                                  Three Months Ended     Six Months Ended
                                                --------------------- ----------------------
                                                  June 30,   June 25,   June 30,   June 25,
                                                    2000       1999       2000       1999
                                                ---------- ---------- ---------- -----------
     Net Income (Loss)                             $ 649    $   702    $(1,845)   $  (596)
     Foreign Currency Translation Adjustment        (232)    (1,243)    (2,518)    (4,886)
                                                   -----    -------    -------    -------
         Comprehensive Income (Loss)               $ 417    $  (541)   $(4,363)   $(5,482)
                                                   =====    =======    =======    =======

(6)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months and six months ended June 30, 2000 and June 25, 1999 (in thousands):

                                      Holding      Guarantor         Non-Guarantor
                                      Company     Subsidiaries       Subsidiaries     Eliminations     Consolidated
                                      -------     ------------       ------------     ------------     ------------

                                          Three Months Ended June 30, 2000
                                          --------------------------------
     Net Sales                        $  --        $ 59,845             $35,458         $(2,139)         $ 93,164
     Gross Profit                        --          14,240              10,858              --            25,098
     Operating Income                    --             960               5,777              --             6,737
     Net Income (Loss)                   --          (3,387)              4,036              --               649

                                          Three Months Ended June 25, 1999
                                          --------------------------------

     Net Sales                        $  --        $ 54,879             $28,398         $(2,282)         $ 80,995
     Gross Profit                        --          14,932               8,209              --            23,141
     Operating Income                    --           3,453               2,898              --             6,351
     Net Income (Loss)                   --            (376)              1,078              --               702

                                          Six Months Ended June 30, 2000
                                          ------------------------------

     Net Sales                        $  --        $115,952             $62,301         $(3,774)         $174,479
     Gross Profit                        --          26,483              16,791              --            43,274
     Operating Income                    --           1,103               7,193              --             8,296
     Net Income (Loss)                   --          (5,615)              3,770              --            (1,845)

                                    Holding       Guarantor         Non-Guarantor
                                    Company     Subsidiaries        Subsidiaries      Eliminations     Consolidated
                                    -------     ------------        ------------      ------------     ------------

                                          Six Months Ended June 25, 1999
                                          ------------------------------
     Net Sales                      $     --        $104,909            $47,642          $(3,804)         $148,747
     Gross Profit                         --          29,213             12,528               --            41,741
     Operating Income                     --           6,990              2,733               --             9,723
     Net Income (Loss)                    --             219               (815)              --              (596)

                                                As of June 30, 2000
                                                -------------------

     Current Assets                 $    178        $ 59,528            $50,237        $  (4,380)         $105,563
     Non-Current Assets              139,903         212,655             49,834         (192,337)          210,055
     Current Liabilities               1,383          54,132             33,747           (6,145)           83,117
     Non-Current Liabilities         168,081         106,786             53,028          (98,605)          229,290

                                                As of June 25, 1999
                                                -------------------

     Current Assets                 $  1,437        $ 50,828            $29,271        $  (2,403)         $ 79,133
     Non-Current Assets              138,604         204,011             50,721         (182,739)          210,597
     Current Liabilities               1,051          36,504             16,915           (3,793)           50,677
     Non-Current Liabilities         161,704          96,595             55,189          (89,902)          223,586

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemicals and foam packaging and insulation products for the foodservice, insulation and packaging industries.

     The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry as well as a variety of standard and specialized insulation products. Through its WinCup subsidiary, the Company is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment manufactures and distributes expandable polystyrene bead ("EPS") for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation ("Radnor Chemical") subsidiary, the Company is the third largest worldwide producer of EPS.

Results of Operations
---------------------

CONSOLIDATED

                                         Three Months Ended                            Six Months Ended
                                   ----------------------------------         -----------------------------------
                                     June 30,           June 25,                 June 30,           June 25,
(Millions of dollars)                  2000               1999                     2000               1999
-----------------------------------------------------------------------------------------------------------------
Net sales                             $93.2              $81.0                   $174.5             $148.7
-----------------------------------------------------------------------------------------------------------------
Gross profit                           25.1               23.2                     43.3               41.7
-----------------------------------------------------------------------------------------------------------------
Operating expenses                     18.4               16.8                     35.0               32.0
-----------------------------------------------------------------------------------------------------------------
Income from operations                  6.7                6.4                      8.3                9.7
-----------------------------------------------------------------------------------------------------------------

     Net sales for the three months ended June 30, 2000 were $93.2 million, an increase of $12.2 million from the three months ended June 25, 1999. This increase was primarily due to growth in sales volume in the packaging and insulation segment and increased pricing across all operating segments. Gross profit for the three months ended June 30, 2000 increased by $1.9 million to $25.1 million from $23.2 million for the same period in 1999. This increase was primarily caused by increased net sales as well as improved manufacturing efficiencies, partially offset by increased raw material costs and the time lag between rising styrene monomer prices and increases in EPS selling prices. Operating expenses for the three months ended June 30, 2000 increased to $18.4 million from $16.8 million for the same period in 1999 primarily due to selling expenses which vary as a function of sales and increased corporate operating costs.

     Net sales for the six months ended June 30, 2000 were $174.5 million. This $25.8 million or 17.4% increase from the same period in the prior year was primarily due to growth in sales volume in the packaging and insulation segment and increased pricing across all operating segments. Gross profit for the six months ended June 30, 2000 increased by $1.6 million to $43.3 million from $41.7 million for the same period in 1999. This increase was primarily caused by increased net sales as well as improved manufacturing efficiencies, partially offset by increased raw material costs and the time lag between rising styrene monomer prices and increases in EPS selling prices. Operating expenses increased by $3.0 million to $35.0 million for the six months ended June 30, 2000 due to higher selling and distribution costs as well as increased amortization of intangible assets.

SEGMENT ANALYSIS

Packaging & Insulation

                                         Three Months Ended                            Six Months Ended
                                   ----------------------------------         -----------------------------------
                                     June 30,           June 25,                 June 30,           June 25,
(Millions of dollars)                  2000               1999                     2000               1999
-----------------------------------------------------------------------------------------------------------------
Net sales                              $64.4              $59.3                   $119.1             $109.3
-----------------------------------------------------------------------------------------------------------------
Gross profit                            17.4               18.3                     32.5               33.9
-----------------------------------------------------------------------------------------------------------------
Operating expenses                      11.5               10.8                     22.0               20.1
-----------------------------------------------------------------------------------------------------------------
Income from operations                   5.9                7.5                     10.5               13.8
-----------------------------------------------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment increased by $5.1 million to $64.4 million for the three months ended June 30, 2000 primarily due to volume growth and increased pricing. Gross profit declined to 27.0% of net sales for the three months ended June 30, 2000 from 30.9% of net sales for the same period in 1999 primarily due to increased raw material and energy costs, partially offset by improved manufacturing efficiencies. Operating expenses increased to $11.5 million for the three months ended June 30, 2000 from $10.8 million for the same period in 1999 primarily due to higher selling costs in the domestic packaging business. Income from operations decreased by $1.6 million for the three months ended June 30, 2000 over the same period in 1999 for the reasons described above.

     Net sales for the six months ended June 30, 2000 were $119.1 million. This $9.8 million or 9.0% increase over the six months ended June 25, 1999 was primarily due to increased pricing and volume growth. Gross profit as a percentage of net sales decreased to 27.3% for the six months ended June 30, 2000 from 31.0% for the same period in 1999. This decrease was primarily caused by increased raw material and energy costs, partially offset by improved manufacturing efficiencies. Operating expenses increased by $1.9 million to $22.0 million for the six months ended June 30, 2000 due to higher selling and distribution costs. Income from operations decreased by $3.3 million for the six months ended June 30, 2000 over the same period in 1999 for the reasons described above.

Specialty Chemicals

                                         Three Months Ended                            Six Months Ended
                                   ----------------------------------         -----------------------------------
                                     June 30,           June 25,                 June 30,           June 25,
(Millions of dollars)                  2000               1999                     2000               1999
-----------------------------------------------------------------------------------------------------------------
Net sales                              $37.4              $28.7                    $68.3              $49.8
-----------------------------------------------------------------------------------------------------------------
Gross profit                             6.6                4.3                      8.7                6.5
-----------------------------------------------------------------------------------------------------------------
Operating expenses                       4.0                4.3                      7.8                8.1
-----------------------------------------------------------------------------------------------------------------
Income from operations                   2.6                  -                      0.9               (1.6)
-----------------------------------------------------------------------------------------------------------------

     Net sales for the second quarter of fiscal 2000 increased to $37.4 million from $28.7 million for the same period in 1999, primarily due to increased selling prices. Net sales for the three months ended June 30, 2000 and June 25, 1999 included sales to the packaging and insulation segment of $9.2 million and $7.5 million, respectively. Gross profit increased $2.3 million to $6.6 million for the three months ended June 30, 2000. As a percentage of net sales, gross profit increased to 17.6% for the second quarter of fiscal 2000 from 15.0% for the same period in 1999. This increase was primarily caused by increased selling prices and manufacturing efficiencies throughout the segment, partially offset by the time lag between rising styrene monomer costs and sales price increases. Operating expenses decreased $0.3 million to $4.0 million for the three months ended June 30, 2000 primarily as a result of cost containment initiatives.

     Net sales in the specialty chemicals segment increased by $18.5 million to $68.3 million for the six months ended June 30, 2000 primarily due to increased selling prices. Gross profit increased $2.2 million to $8.7 million for the six months ended June 30, 2000. This increase was primarily caused by increased net sales as well as improved manufacturing efficiencies, partially offset by the time lag between rising raw material costs and selling price increases during the beginning of the period. Operating expenses decreased $0.3 million to $7.8 million primarily as a result of cost containment initiatives.

Corporate & Other

     For the three month and six month periods ended June 30, 2000, corporate operating expenses increased by $1.1 million and $1.4 million, respectively,
from the same periods in 1999.   This increase was primarily due to increased
amortization of intangible assets and increased operating costs at the Company's executive offices.

Interest Expense
----------------

                                         Three Months Ended                         Six Months Ended
                              --------------------------------------    ---------------------------------------
                                    June 30,           June 25,               June 30,            June 25,
(Millions of dollars)                 2000               1999                   2000                1999
---------------------------------------------------------------------------------------------------------------
Interest expense                     $ 5.5              $ 5.1                  $10.9               $10.1
---------------------------------------------------------------------------------------------------------------

  Interest expense for the three months and the six months ended June 30, 2000 increased by $0.4 million and $0.8 million, respectively, over the same periods in 1999. These increases were primarily due to an increase in interest rates, greater borrowings related to the purchase of the Company's Tolleson, Arizona facility and other capital expenditures, and an increased level of working capital.

Income Taxes
------------

                                          Three Months Ended                          Six Months Ended
                               --------------------------------------    ---------------------------------------
                                     June 30,           June 25,               June 30,            June 25,
(Millions of dollars)                 2000               1999                   2000                1999
----------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)         $ 0.4              $ 0.4                  $(1.1)              $(0.4)
----------------------------------------------------------------------------------------------------------------


  The effective tax rate for the three months ended June 30, 2000 increased to 38.0% of pre-tax income from 36.5% of pre-tax income for the same period in 1999. The effective tax rates for the six months ended June 30, 2000 and June 25, 1999 were 38.0% and 37.7% of pre-tax income, respectively. As of June 30, 2000 the Company had approximately $49.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

Liquidity and Capital Resources
-------------------------------

  During the six months ended June 30, 2000 and June 25, 1999, the Company's principal source of funds consisted of cash from financing activities. During the 2000 period, after tax cash flow of $6.4 million, net borrowings on bank financed debt and capital leases of $13.7 million and a decrease in cash of $3.5 million were primarily used to fund capital expenditures of $4.9 million and a $17.6 million increase in working capital.

  As of June 30, 2000 the Company had $33.5 million outstanding and $7.9 million of availability under its revolving credit agreements. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the three month period ended June 30, 2000.

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


                                    RADNOR HOLDINGS CORPORATION

                                    (registrant)

                                    /s/ Michael V. Valenza
                                    ---------------------------

Date:  August 10, 2000        By:
                                    Michael V. Valenza
                                    Senior Vice President-Finance and
                                    Chief Financial Officer