Form 10-Q
period 2000-09-29
RADNOR HOLDINGS CORP
filed 2000-11-13
CIK 1029893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                               September 29, 2000

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
                   transition period from ________ to _______

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

                              Yes [X]  No [_]

    The number of shares outstanding of the Registrant's common stock as of
                               November 13, 2000:

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

================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                        September 29,       December 31,
                                                                            2000                1999
                                                                        -------------       ------------
                                                                         (Unaudited)
                                       ASSETS
                                       ------
CURRENT ASSETS
   Cash                                                                 $       3,198       $      7,579
   Accounts receivable, net                                                    45,030             29,135
   Inventories, net                                                            43,730             34,781
   Prepaid expenses and other                                                   9,684              6,480
   Deferred tax asset                                                           1,654              1,660
                                                                        -------------       ------------

     Total current assets                                                     103,296             79,635
                                                                        -------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                                 230,330            226,347
LESS - ACCUMULATED DEPRECIATION                                               (43,279)           (34,235)
                                                                        -------------       ------------

NET PROPERTY, PLANT AND EQUIPMENT                                             187,051            192,112
                                                                        -------------       ------------

OTHER ASSETS                                                                   21,214             21,936
                                                                        -------------       ------------

     Total assets                                                       $     311,561       $    293,683
                                                                        =============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                     $      51,804       $     39,447
   Accrued liabilities                                                         23,239             23,486
   Current portion of long-term debt and capital
     lease obligations                                                          4,376              3,818
                                                                        -------------       ------------

     Total current liabilities                                                 79,419             66,751
                                                                        -------------       ------------

LONG-TERM DEBT, net of current portion                                        218,107            206,264
                                                                        -------------       ------------
CAPITAL LEASE OBLIGATIONS, net of current portion                               4,596              5,335
                                                                        -------------       ------------
DEFERRED TAX LIABILITY                                                          6,806              7,245
                                                                        -------------       ------------
OTHER NONCURRENT LIABILITIES                                                    2,126                514
                                                                        -------------       ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Voting and nonvoting common stock, 22,700 shares authorized,
     6,245 shares issued and outstanding                                            1                  1
   Additional paid-in capital                                                  19,387             19,387
   Retained deficit                                                            (6,014)            (5,297)
   Cumulative translation adjustment                                          (12,867)            (6,517)
                                                                        -------------       ------------

     Total stockholders' equity                                                   507              7,574
                                                                        -------------       ------------

     Total liabilities and stockholders' equity                         $     311,561       $    293,683
                                                                        =============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                                             For the three months ended           For the nine months ended
                                                          -------------------------------      -------------------------------
                                                          September 29,      September 24,     September 29,     September 24,
                                                               2000              1999              2000               1999
                                                          -------------      -------------     -------------     -------------
NET SALES                                                  $    97,296        $    82,442       $   271,775       $   231,189

COST OF GOODS SOLD                                              73,380             59,321           204,585           166,327
                                                           -----------        -----------       -----------       -----------

GROSS PROFIT                                                    23,916             23,121            67,190            64,862

OPERATING EXPENSES:
   Distribution                                                  6,874              6,014            19,036            17,364
   Selling, general and administrative                           9,201             10,928            32,017            31,596
                                                           -----------        -----------       -----------       -----------

INCOME FROM CONTINUING OPERATIONS                                7,841              6,179            16,137            15,902

OTHER EXPENSE:
   Interest, net                                                 5,688              5,230            16,630            15,340
   Other, net                                                      173                393               503               963
                                                           -----------        -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS                                   1,980                556              (996)             (401)

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                         111                 80               (45)               21
   Deferred                                                        642                149              (333)             (153)
                                                           -----------        -----------       -----------       -----------
                                                                   753                229              (378)             (132)
                                                           -----------        -----------       -----------       -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                     1,227                327              (618)             (269)

LOSS FROM DISCONTINUED OPERATIONS                                  (99)            (6,766)              (99)           (6,766)
                                                           -----------        -----------       -----------       -----------
NET INCOME (LOSS)                                          $     1,128        $    (6,439)      $      (717)      $    (7,035)
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                          For the nine months ended
                                                                      ------------------------------
                                                                      September 29,     September 24,
                                                                         2000               1999
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $     (717)    $   (7,035)
   Adjustments to reconcile net loss to cash used
     in operating activities-
        Depreciation and amortization                                         14,034         12,980
        Unrealized gain on marketable securities                                   -            (14)
        Deferred income taxes                                                   (333)          (153)
        Discontinued operations                                                   99          6,766
        Changes in operating assets and liabilities, net of
          acquisition and disposition of businesses-
             Accounts receivable, net                                        (17,702)        (7,031)
             Inventories, net                                                (10,551)         1,341
             Prepaid expenses and other                                       (3,381)        (2,003)
             Accounts payable                                                 11,803           (101)
             Accrued liabilities and other                                       973          4,516
                                                                          ----------     ----------
               Net cash provided by (used in) continuing operations           (5,775)         9,266

               Net cash used in discontinued operations                       (2,409)          (530)
                                                                          ----------     ----------
               Net cash provided by (used in) operating activities            (8,184)         8,736

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                       (9,943)       (13,490)
   Increase in other assets                                                   (1,835)        (3,391)
                                                                          ----------     ----------
               Net cash used in investing activities                         (11,778)       (16,881)
                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on bank financed debt and
     unsecured notes payable                                                  16,893          7,748
   Net payments on capital lease obligations                                    (813)          (420)
                                                                          ----------     ----------
               Net cash provided by financing activities                      16,080          7,328
                                                                          ----------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (499)            97
                                                                          ----------     ----------
NET DECREASE IN CASH                                                          (4,381)          (720)

CASH, beginning of period                                                      7,579          3,975
                                                                          ----------     ----------
CASH, end of period                                                       $    3,198     $    3,255
                                                                          ==========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                          $   11,537     $    9,961
                                                                          ==========     ==========
   Income taxes paid, net of refunds of $168 in 2000                      $     (162)    $      162
                                                                          ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                  (Unaudited)
                                (In thousands)


                                                    For the three months ended             For the nine months ended
                                                 --------------------------------      ---------------------------------
                                                 September 29,       September 24,     September 29,        September 24,
                                                      2000               1999              2000                 1999
                                                 -------------       ------------      ------------         ------------
Sales to Unaffiliated Customers:
     Packaging and Insulation                     $    64,272        $    58,787       $   183,391          $   168,064
     Specialty Chemicals                               41,515             29,606           109,820               79,380
     Corporate and Other                                  794                586             2,309                1,486
     Transfers Between Operating
       Segments /(1)/                                  (9,285)            (6,537)          (23,745)             (17,741)
                                                  -----------        -----------       -----------          -----------
             Consolidated                         $    97,296        $    82,442       $   271,775          $   231,189
                                                  -----------        -----------       -----------          -----------

Income (Loss) from Continuing Operations:
     Packaging and Insulation                     $     5,571        $     7,169       $    16,102          $    20,934
     Specialty Chemicals                                2,063                601             2,922                 (963)
     Corporate and Other                                  207             (1,591)           (2,887)              (4,069)
                                                  -----------        -----------       -----------          -----------
             Consolidated                         $     7,841        $     6,179       $    16,137          $    15,902
                                                  -----------        -----------       -----------          -----------
Income (Loss) before Income Taxes and
   Discontinued Operations:
     Packaging and Insulation                     $     1,873        $     2,071       $     4,398         $      9,659
     Specialty Chemicals                                1,129              1,644             1,274               (1,571)
     Corporate and Other                               (1,022)            (3,159)           (6,668)              (8,489)
                                                  -----------        -----------       -----------          -----------
             Consolidated                         $     1,980        $       556       $      (996)         $      (401)
                                                  -----------        -----------       -----------          -----------

/(1)/ Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY GEOGRAPHIC REGION
                                  (Unaudited)
                                (In thousands)

                                                    For the three months ended             For the nine months ended
                                                 --------------------------------      ---------------------------------
                                                 September 29,       September 24,     September 29,        September 24,
                                                      2000               1999              2000                 1999
                                                 -------------       ------------      ------------         ------------
Sales to Unaffiliated Customers:
     United States                                $    62,662        $    53,622       $   178,354          $   158,531
     Canada                                             8,460              5,755            22,557               16,677
     Europe                                            29,775             25,271            78,239               61,991
     Transfers Between Geographic
        Regions /(1)/                                  (3,601)            (2,206)           (7,375)              (6,010)
                                                  -----------        -----------       -----------          -----------
          Consolidated                            $    97,296        $    82,442       $   271,775          $   231,189
                                                  -----------        -----------       -----------          -----------

Income from Continuing Operations:
     United States                                $     3,642        $     2,650       $     5,284          $     9,732
     Canada                                               862                402             1,515                1,265
     Europe                                             3,337              3,127             9,338                4,905
                                                  -----------        -----------       -----------          -----------
          Consolidated                            $     7,841        $     6,179       $    16,137          $    15,902
                                                  -----------        -----------       -----------          -----------

Income (Loss) before Income Taxes and
   Discontinued Operations:
     United States                                $      (331)       $    (1,281)      $    (6,390)         $    (1,275)
     Canada                                               332                 45                 2                  216
     Europe                                             1,979              1,792             5,392                  658
                                                  -----------        -----------       -----------          -----------
          Consolidated                            $     1,980        $       556       $      (996)         $      (401)
                                                  -----------        -----------       -----------          -----------

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

(2)  DISCONTINUED OPERATIONS

     Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. The loss in the third quarters of 2000 and 1999, net of tax benefits of $0.1 million and $3.7 million, respectively, represents the settlement of a contingent liability related to the discontinued operations.

(3)  INVENTORIES

     The components of inventories were as follows (in thousands):

                               September 29,    December 31,
                                  2000             1999
                               ------------     -----------

     Raw Materials                $13,550          $10,632
     Work in Process                1,808            1,054
     Finished Goods                28,372           23,095
                                  -------          -------
                                  $43,730          $34,781
                                  =======          =======

(4)  INTEREST EXPENSE

     Included in interest expense was $376,000 and $387,000 of amortization of deferred financing costs for the three months ended September 29, 2000 and September 24, 1999, respectively, and $1,126,000 and $1,147,000 of amortization of deferred financing costs for the nine months ended September 29, 2000 and September 24, 1999, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $87,000 and $81,000 for three months ended September 29, 2000 and September 24, 1999, respectively, and $257,000 and $239,000 for nine months ended September 29, 2000 and September 24, 1999, respectively, was also included in interest expense.

(5)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income as follows (in thousands):

                                                        Three Months Ended               Nine Months Ended
                                                   ----------------------------     ----------------------------
                                                   September 29,   September 24,    September 29,   September 24,
                                                      2000            1999             2000            1999
                                                   ------------    ------------     ------------    ------------
     Net Income (Loss)                               $  1,128         $(6,439)        $  (717)       $  (7,035)
     Foreign Currency Translation Adjustment           (3,832)             53          (6,350)          (4,833)
                                                     --------         -------         -------        ---------
            Comprehensive Income (Loss)              $ (2,704)        $(6,386)        $(7,067)       $ (11,868)
                                                     ========         =======         =======        =========

(6)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million 10% Senior Notes due 2003 and $60 million 10% Series B Senior Notes due 2003 are guaranteed by substantially all of the Company's domestic subsidiaries. The following represents summarized combining financial information of the holding company, combined guarantor subsidiaries and the combined non-guarantor subsidiaries as of and for the three months and nine months ended September 29, 2000 and September 24, 1999 (in thousands):

                              Holding       Guarantor      Non-Guarantor
                              Company      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                              -------      ------------    ------------    ------------   ------------

                                          Three Months Ended September 29, 2000
                                          -------------------------------------
     Net Sales               $     -        $ 62,839         $ 38,058       $(3,601)        $97,296
     Gross Profit                  -          14,694            9,222             -          23,916
     Income from Continuing
        Operations                 -           3,064            4,777             -           7,841
     Net Income (Loss)           (99)         (1,566)           2,793             -           1,128

                                          Three Months Ended September 24, 1999
                                          -------------------------------------
    Net Sales                $     -        $ 53,699         $ 30,949       $(2,206)       $ 82,442
    Gross Profit                   -          14,351            8,770             -          23,121
    Income from Continuing
        Operations                 -           2,577            3,602             -           6,179
    Net Income (Loss)         (6,766)         (1,637)           1,964             -          (6,439)

                                          Nine Months Ended September 29, 2000
                                          ------------------------------------
    Net Sales                $     -        $178,791         $100,359       $(7,375)       $271,775
    Gross Profit                   -          41,177           26,013             -          67,190
    Income from Continuing
        Operations                 -           4,167           11,970             -          16,137
    Net Income (Loss)            (99)         (7,181)           6,563             -            (717)

!sPAGE>

                              Holding     Guarantor      Non-Guarantor
                              Company    Subsidiaries    Subsidiaries    Eliminations   Consolidated
                              -------    ------------    ------------    ------------   ------------

                                          Nine Months Ended September 24, 1999
                                          ------------------------------------
  Net Sales                   $      -     $158,608        $ 78,591       $  (6,010)      $ 231,189
  Gross Profit                       -       43,564          21,298               -          64,862
  Income from Continuing
      Operations                     -        9,567           6,335               -          15,902
  Net Income (Loss)             (6,766)      (1,418)          1,149               -          (7,035)

                                        As of September 29, 2000
                                        ------------------------
  Current Assets              $    178     $ 62,501        $ 45,351       $  (4,734)      $ 103,296
  Non-Current Assets           143,398      211,677          47,884        (194,694)        208,265
  Current Liabilities            5,332       55,782          26,873          (8,568)         79,419
  Non-Current Liabilities      168,975      110,306          51,247         (98,893)        231,635

                                        As of September 24, 1999
                                        ------------------------
  Current Assets              $    652     $ 51,069        $ 30,876       $  (2,677)      $  79,920
  Non-Current Assets           141,499      204,991          51,550        (185,921)        212,119
  Current Liabilities           15,011       37,001          19,470          (4,605)         66,877
  Non-Current Liabilities      157,900       97,637          52,606         (92,062)        216,081

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemicals and foam packaging and insulation products for the foodservice, insulation and packaging industries.

     The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry as well as a variety of standard and specialized insulation products. Through its WinCup Holdings, Inc. subsidiary, the Company is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment primarily manufactures and distributes expandable polystyrene ("EPS") bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation subsidiary, the Company is the third largest worldwide producer of EPS.

Results of Operations
---------------------

CONSOLIDATED

                                               Three Months Ended                           Nine Months Ended
                                      -----------------------------------            -------------------------------
                                      September 29,         September 24,            September 29,      September 24,
(Millions of dollars)                    2000                   1999                     2000               1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                  $97.3               $82.4                    $271.8              $231.2
--------------------------------------------------------------------------------------------------------------------
Gross profit                                23.9                23.1                      67.2                64.9
--------------------------------------------------------------------------------------------------------------------
Operating expenses                          16.1                16.9                      51.1                49.0
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations            7.8                 6.2                      16.1                15.9
--------------------------------------------------------------------------------------------------------------------

     Net sales for the three months ended September 29, 2000 were $97.3 million, an increase of $14.9 million from the three months ended September 24, 1999. This increase was primarily caused by growth in sales volume and increased pricing across all operating segments. Gross profit for the three months ended September 29, 2000 increased by $0.8 million to $23.9 million from $23.1 million for the same period in 1999. This increase was primarily caused by increased sales as well as improved manufacturing efficiencies, partially offset by increased energy and raw material costs. Operating expenses for the three months ended September 29, 2000 decreased to $16.1 million from $16.9 million for the same period in 1999 primarily as a result of cost containment initiatives, partially offset by increased distribution costs across all business segments.

     Net sales for the nine months ended September 29, 2000 were $271.8 million. This $40.6 million or 17.6% increase from the same period in the prior year was primarily due to growth in sales volume and increased pricing across all operating segments. Gross profit for the nine months ended September 29, 2000 increased by $2.3 million to $67.2 million from $64.9 million for the same period in 1999. This increase was primarily caused by increased sales as well as improved manufacturing efficiencies, partially offset by increased energy and raw material costs. Operating expenses increased by $2.1 million to $51.1 million for the nine months ended September 29, 2000 due to higher selling and distribution costs, partially offset by the positive impact of cost containment initiatives.

SEGMENT ANALYSIS

Packaging & Insulation

                                                   Three Months Ended                      Nine Months Ended
                                            -------------------------------         -------------------------------
                                            September 29,      September 24,        September 29,      September 24,
(Millions of dollars)                            2000              1999                 2000               1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                       $64.3              $58.8                 $183.4             $168.1
--------------------------------------------------------------------------------------------------------------------
Gross profit                                     16.9               17.8                   49.4               51.7
--------------------------------------------------------------------------------------------------------------------
Operating expenses                               11.3               10.6                   33.3               30.8
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 5.6                7.2                   16.1               20.9
--------------------------------------------------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment increased by $5.5 million to $64.3 million for the three months ended September 29, 2000 primarily due to volume growth in the domestic packaging business and increased pricing in both the domestic and European operations. Gross profit decreased to 26.3% of net sales for the three months ended September 29, 2000 from 30.3% of net sales for the same period in 1999 primarily as a result of increased energy and raw material costs, partially offset by improved manufacturing efficiencies. Operating expenses increased to $11.3 million for the three months ended September 29, 2000 from $10.6 million for the same period in 1999 primarily due to higher distribution costs in the domestic packaging operations, partially offset by cost containment initiatives.

     Net sales for the nine months ended September 29, 2000 were $183.4 million. This $15.3 million or 9.1% increase over the nine months ended September 24, 1999 was primarily due to volume growth and increased pricing. Gross profit decreased to 27.0% of net sales for the nine months ended September 29, 2000 from 30.8% for the same period in 1999. This decrease was primarily caused by increased energy and raw material costs, partially offset by manufacturing efficiencies. Operating expenses increased by $2.5 million to $33.3 million for the nine months ended September 29, 2000 due to higher selling and distribution costs, partially offset by administrative cost containment initiatives.

Specialty Chemicals

                                                  Three Months Ended                         Nine Months Ended
                                           --------------------------------          -------------------------------
                                           September 29,      September 24,          September 29,    September 24,
(Millions of dollars)                          2000               1999                   2000            1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                       $32.2              $29.6                  $86.1              $79.4
--------------------------------------------------------------------------------------------------------------------
Gross profit                                      6.2                4.7                   14.9               11.2
--------------------------------------------------------------------------------------------------------------------
Operating expenses                                4.1                4.1                   12.0               12.2
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          2.1                0.6                    2.9               (1.0)
--------------------------------------------------------------------------------------------------------------------

     Net sales for the third quarter of fiscal 2000 increased to $32.2 million from $29.6 million for the same period in 1999. This $2.6 million increase was due to higher sales volume and selling prices. Net sales for the three months ended September 29, 2000 and September 24, 1999 included sales to the packaging and insulation segment of $9.3 million and $6.5 million, respectively. Gross profit increased by $1.5 million to $6.2 million for the three months ended September 29, 2000. As a percentage of net sales, gross profit increased to 19.3% for the third quarter of fiscal 2000 from 15.9% for the same period in 1999. This increase was primarily due to increased selling prices and manufacturing efficiencies throughout the segment. Operating expenses remained constant at $4.1 million for each of the three-month periods ended September 29, 2000 and September 24, 1999.

     Net sales in the specialty chemicals business segment increased by $6.7 million to $86.1 million for the nine months ended September 29, 2000 primarily due to increased sales volume and selling prices. Net sales for the nine months ended September 29, 2000 and September 24, 1999 included sales to the packaging and insulation segment of $23.7 million and $17.7 million, respectively. Gross profit increased by $3.7 million to $14.9 million for the nine months ended September 29, 2000. As a percentage of net sales, gross profit increased to 17.3% for the third quarter of fiscal 2000 from 14.1% for the same period in 1999. This increase was primarily caused by increased selling prices as well as improved manufacturing efficiencies. Operating expenses decreased by $0.2 million to $12.0 million for the nine months ended September 29, 2000 primarily as a result of cost containment initiatives.

Corporate & Other

     For the three-month and nine-month periods ended September 29, 2000, corporate operating expenses decreased by $1.6 million and $0.2 million to $0.6 million and $5.8 million, respectively, from the same periods in 1999. These decreases were due to lower administrative costs at the Company's executive offices, partially offset by increased amortization of intangible assets.

Interest Expense
----------------

                                         Three Months Ended                       Nine Months Ended
                                 -----------------------------------      ---------------------------------
                                  September 29,       September 24,        September 29,     September 24,
(Millions of dollars)                 2000               1999                   2000             1999
-----------------------------------------------------------------------------------------------------------
Interest expense                     $ 5.7              $ 5.2                 $ 16.6            $ 15.3
-----------------------------------------------------------------------------------------------------------

     Interest expense for the three months and nine months ended September 29, 2000 increased by $0.5 million and $1.3 million, respectively, over the same periods in 1999. These increases were primarily due to increased interest rates as well as greater borrowings related to capital expenditures and an increased level of working capital.

Income Taxes
------------

                                         Three Months Ended                       Nine Months Ended
                                 -----------------------------------      ---------------------------------
                                  September 29,       September 24,        September 29,     September 24,
(Millions of dollars)                  2000               1999                 2000              1999
-----------------------------------------------------------------------------------------------------------
Income tax expense (benefit)          $ 0.8              $ 0.2                $ (0.4)           $ (0.1)

     The effective tax rate for the three months ended September 29, 2000 decreased to 38.0% of pre-tax income from 41.2% of pre-tax income for the same period in 1999. The effective tax rates for the nine months ended September 29, 2000 and September 24, 1999 were 38.0% and 32.9% of pre-tax income, respectively. As of September 29, 2000, the Company had approximately $50.3 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended September 29, 2000, the Company's principal source of funds consisted of cash from financing activities. During the nine months ended September 24, 1999, the Company's principal source of funds consisted of cash from operating and financing activities. During the 2000 period, after tax cash flow of $13.1 million and net borrowings on bank financed debt and capital lease obligations of $16.1 million were primarily used to fund capital expenditures of $9.9 million and a $21.3 million increase in working capital.

     As of September 29, 2000, the Company had $36.4 million outstanding and $5.5 million of availability under its revolving credit agreements. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Amendment No. 1 to Styrene Monomer Supply Agreement between StyroChem Finland Oy and Elf Atochem SA.

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the nine month period ended September 29, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and chief financial officer.


                                   RADNOR HOLDINGS CORPORATION
                                   (registrant)

                                   /s/ Michael V. Valenza
                                   ---------------------------------
                              By:  Michael V. Valenza
                                   Senior Vice President-Finance and
                                   Chief Financial Officer
Date: November 13, 2000