Form 10-K
period 2000-12-29
RADNOR HOLDINGS CORP
filed 2001-03-29
CIK 1029893

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

                  for the fiscal year ended December 29, 2000

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

                             Yes [X]        No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 29, 2001 there were 600 shares of the Registrant's Voting Common Stock ($.10 par value), 245 shares of the Registrant's Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant's Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

================================================================================

                          RADNOR HOLDINGS CORPORATION
                                2000 FORM 10-K
                               TABLE OF CONTENTS


Item                                                                                 Page
----                                                                                 ----
                                PART I
                                ------

1.   Business                                                                          1
       Packaging & Insulation
          Food Packaging Products                                                      1
          Insulation Products                                                          2
       Specialty Chemicals                                                             2
       General
          Raw Materials                                                                3
          Risks Attendant to Foreign Operations                                        3
          Proprietary Technology and Trademarks                                        3
          Competition                                                                  3
          Employees                                                                    4
          Environmental Matters                                                        4

2.   Properties
       Packaging & Insulation                                                          7
       Specialty Chemicals                                                             7

3.   Legal Proceedings                                                                 8

4.   Submission of Matters to a Vote of Security Holders                               8

                                PART II
                                -------

5.   Market for Registrant's Common Equity and Related Stock
     Matters                                                                           9

6.   Selected Financial Data                                                          10

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                        11

7A.  Quantitative and Qualitative Disclosures About Market Risk                       15

 8.  Financial Statements and Supplementary Data                                      15

 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                                         15

                                PART III
                                --------

10.   Directors and Executive Officers of the Registrant                              16

11.   Executive Compensation                                                          18

12.   Security Ownership of Certain Beneficial Owners and Management                  20

13.   Certain Relationships and Related Transactions                                  22

                                 PART IV
                                 -------

14.   Exhibits, Financial Statement Schedules, and Reports on Form
      8-K                                                                             23

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

FOOD PACKAGING PRODUCTS

  The foam sector of the U.S. disposable cup and container market, which the Company believes had sales in excess of $650 million in 2000, is highly concentrated, with the Company and its primary competitor accounting for more than 85% of the sector.

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

  The Company sells its disposable food packaging products through a 64-person sales organization and through an extensive network of more than 56 independent sales representatives. Sales and marketing efforts are directed by the Company's Senior Vice President of Sales and Marketing and are supported by 15 senior sales managers with an average of more than 11 years experience in the foodservice industry. The Company believes its experienced sales team and long-term representative relationships enhance the Company's ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products.

  The Company's food packaging products are made with custom-designed foam cup molding machines, lid production machines and foam cup and container printing machines. The Company operates ten plants throughout the U.S. that produce foam cups, containers and lids.

  The Company supplies food packaging products to a number of large national companies and foodservice distributors. No customer represented more than 5.6% of the Company's net sales for 2000. In addition, the five largest accounts represented approximately 22.6% of the Company's net sales for 2000. Although the Company has not lost sales from its key customers in 1998, 1999, 2000 or 2001 to date, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability may be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

INSULATION PRODUCTS

  The Company's insulation operations directly convert EPS produced by the specialty chemicals segment into a full range of building insulation panels, such as roof, wall and floor panels for the building industry, as well as specialized insulation products. These products are sold primarily in Finland and the Scandinavian countries of Denmark, Sweden and Norway and accounted for approximately 11.8% of the Company's consolidated net sales for 2000.

  The Company maintains its own direct sales force for insulation products, which sells to more than 2,000 customers, including large building wholesalers, residential and commercial construction companies and distributors. A portion of the insulation sales force is decentralized, allowing the Company to effectively market specialized products in addition to its standard product offerings.

  The Company operates seven plants located in Finland, Sweden and Denmark that manufacture insulation panels from EPS. These plants convert approximately 27.4% of the Company's production of EPS in Europe into insulation products.

                              SPECIALTY CHEMICALS

  The EPS industry is generally comprised of three grades of material: block grade for rigid board insulation and molded parts, shape grade for a broad range of packaging and specialty applications and T-grade for foodservice containers and lost foam casting. The North American market for EPS products is estimated at approximately 936 million pounds annually, including insulation, packaging and foodservice grades. The European market is estimated at approximately 1.7 billion pounds annually consisting primarily of block and shape grades. Worldwide, there are in excess of 20 manufacturers with the top five accounting for approximately 68% of the market.

  The Company manufactures EPS for its internal consumption in addition to selling directly to third party manufacturers. The specialty chemicals segment supplies nearly 100% of the packaging and insulation segment's external EPS requirements. Sales to the packaging and insulation operations were $32.1 million or 22.3% of the specialty chemicals segment's total sales for 2000. The Company's EPS includes a range of bead sizes and densities for conversion into foam containers, light and heavy insulation boards, and various shape products.

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

  The Company operates four plants in North America and two plants in Europe that manufacture EPS from styrene monomer. These plants produced more than 312 million pounds or 141,600 metric tons of EPS during 2000.

                                    GENERAL

RAW MATERIALS

  The Company's packaging and insulation products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available in bulk quantities from numerous large, vertically integrated chemical companies. Historically, styrene monomer prices have fluctuated as a result of changes in petrochemical prices, capacity, utilization and in supply and demand for styrene monomer. Styrene monomer prices ranged from $.23 to $.33 per pound during 1999. During 2000 and 2001 to date, styrene monomer prices have ranged from $.33 to $.44 per pound. Styrene monomer prices are at approximately $.38 per pound as of March 29, 2001.

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

  Note 11 to the Company's financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company's operations and financial position as of and for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

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

  The Company holds approximately 57 registered trademarks that are not considered material to its operations.

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

  In North America, the specialty chemicals business segment competes with Nova Chemicals, Inc., Huntsman Chemical Corp. and BASF Corporation, which are larger and have greater financial resources than the Company and which control a significant share of the market for supplying EPS to manufacturers of insulation and packaging products. In Europe, the Company competes with several companies including Nova Chemicals, Inc., BASF Corporation and B.P. Amoco PLC, which are larger and have substantially greater financial resources than Radnor.

  The Company believes that competition within the EPS market is primarily based on price, although customer service and support and high quality products can be significant competitive factors, particularly among the smaller manufacturers of foam insulation and packaging products.

EMPLOYEES

  As of December 29, 2000, the Company had approximately 1,935 full-time employees. Except for employees in Europe, Radnor's employees are not represented by any union. The Company has never experienced a material labor strike or other material labor-related work stoppage and considers its relations with its employees to be good.

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

  Certain of the Company's manufacturing facilities generate air emissions, including volatile organic compounds and particulate matter, that are regulated and require permits and/or emissions control equipment. While the Company believes that the majority of the air emissions from its facilities are properly permitted and controlled, certain of the Company's facilities have been cited for instances of noncompliance, although no material citations were issued within the periods covered by the financial statements included in this Annual Report and all of these citations have been resolved without a material adverse effect to the Company's financial condition or results of operations. Certain of the Company's facilities also have failed to report certain emissions as required, and it is possible that certain of the Company's facilities lack proper air emission permits, that these permits do not address all regulated emissions and/or that certain of the facilities are not in full compliance with all permit conditions. Certain of the Company's Scandinavian, Finnish and Polish facilities could be required in the future to reduce emissions of pentane and styrene. The requirement to reduce such air emissions is subject to negotiation with regulatory authorities and could require significant capital expenditures. The Company believes, however, that the costs of achieving and maintaining compliance with laws and regulations regarding air emissions are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based on its prior experience in addressing compliance matters that raised potentially similar issues for other facilities. Furthermore, the Company has no knowledge of any claims regarding air emissions that could be expected to have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that the Company could incur significant fines, penalties or capital costs associated with any confirmed noncompliance. There can be no assurance that recently promulgated or future environmental laws or regulations, or permit requirements under Title V of the Clean Air Act, will not require substantial expenditures by the Company or significant modifications of the Company's operations.

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

  The Company owns and operates underground storage tanks ("USTs") at two of its facilities for the storage of liquid pentane and heavy fuel oil. Leak detection or containment systems are in place at both facilities. One of the tanks, located at the Fort Worth, Texas facility, was pressure tested in 1996 and no leaks were detected. USTs are generally subject to federal, state, local and foreign laws and regulations that require testing and upgrading of USTs and remediation of polluted soils and groundwater resulting from leaking USTs. In addition, if leakage from the Company's USTs migrates onto the property of others, the Company may be subject to civil liability to third parties for remediation costs or other damages. Based on historical experience, the Company believes that its liabilities associated with UST testing, upgrades and remediation are unlikely to have a material adverse effect on its financial condition or results of operations.

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

ITEM 2.  PROPERTIES

   The following tables set forth, as of December 29, 2000, the Company's major manufacturing, warehouse, machine assembly, utility and office facilities, all of which are owned except as otherwise noted:

                            Packaging & Insulation
                            ----------------------

                                                                                                                   Approximate
                                                                                                                   Floor Space
Location                                                                 Use                                          Sq. Ft.
--------                                                                 ---                                          -------
Corte Madera, California....................     Manufacturing, warehouse, machine assembly and office                 85,000
                                                 (leased)

Richmond, California........................     Warehouse (leased)                                                   103,000

El Campo, Texas.............................     Manufacturing and warehouse                                           91,000

Higginsville, Missouri......................     Manufacturing and warehouse                                           68,000

Warrensburg, Missouri.......................     Warehouse (leased)                                                    10,000

Jacksonville, Florida.......................     Manufacturing and warehouse (leased)                                 128,000

Edison, New Jersey..........................     Warehouse (leased)                                                    95,000

Metuchen, New Jersey........................     Manufacturing                                                         84,000

Mount Sterling, Ohio........................     Manufacturing and warehouse                                           56,000

Shreveport, Louisiana.......................     Manufacturing and warehouse                                           73,000

Stone Mountain, Georgia.....................     Manufacturing and warehouse (partially leased)                       347,000

Phoenix, Arizona............................     Machine assembly (leased)                                             20,000

Tolleson, Arizona...........................     Manufacturing, warehouse, and office                                 170,000

West Chicago, Illinois......................     Manufacturing, warehouse and office (partially leased)               350,000

Nurmijarvi, Finland.........................     Manufacturing, warehouse and office                                   49,000

Vammala, Finland............................     Manufacturing, warehouse and office                                  172,000

Muurola, Finland............................     Manufacturing, warehouse and office (leased)                          11,000

Pietarsaari, Finland........................     Manufacturing, warehouse and office (leased)                          36,000

Norrtalje, Sweden...........................     Manufacturing, warehouse and office (leased)                          63,000

Vargarda, Sweden............................     Manufacturing, warehouse and office                                   63,000

Lodz, Poland................................     Manufacturing and warehouse (leased)                                  30,500

Hedensted, Denmark..........................     Manufacturing, warehouse and office                                   44,000
_____________________________

                              Specialty Chemicals
                              -------------------

                                                                                                                 Approximate
                                                                                                                 Floor Space
Location                                                                 Use                                       Sq. Ft.
--------                                                                 ---                                       -------
Fort Worth, Texas...........................     Manufacturing, warehouse and office (partially leased)               208,000

Saginaw, Texas..............................     Manufacturing, warehouse and office                                   60,000

Baie D'Urfe, Quebec.........................     Manufacturing, warehouse and office                                   90,000

                                                 Manufacturing, warehouse, machine assembly, utility and              112,000
Porvoo, Finland.............................     office (partially leased)


Kokemaki, Finland.............................   Manufacturing, warehouse, utility and office (leased)                 52,000

     In addition, the Company leases approximately 8,000 square feet in Radnor, Pennsylvania for its executive offices. The Company believes that its present facilities are adequate for its current operations and that it will be able to lease or otherwise acquire any additional facilities as may be required for its future operations.

ITEM 3.   LEGAL PROCEEDINGS

     In December 2000, the Company filed a lawsuit in Texas state court as a result of excess charges for raw materials purchased from a major supplier. In January 2001, the Company settled the litigation resulting in an amendment to the Company's supply agreement. The amount of the excess charges in 1999 and 2000 was approximately $7.7 million. The settlement, in like amount, will be realized over the next three years through discounts and rebates for materials purchased.

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

Holders
-------

   As of March 29, 2001, there were 3 holders of record of the Company's Voting Common Stock, 11 holders of record of the Company's Nonvoting Common Stock and 7 holders of record of the Company's Class B Nonvoting Common Stock.

Dividends
---------

   No dividends were declared or paid during the years ended December 29, 2000 or December 31, 1999. As with any company, the declaration and payment of dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company's credit agreements and the indentures pursuant to which the Company issued its 10% Senior Notes due 2003 on December 5, 1996 (the "Series A Notes") and its 10% Series B Senior Notes due 2003 on October 15, 1997 (the "Series B Notes").

ITEM 6.   SELECTED FINANCIAL DATA

  The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of the Financial Condition and Results of Operations, included elsewhere herein.

                                                                                    Fiscal Year Ended
                                                     ----------------------------------------------------------------------------
                                                      Dec. 27,         Dec. 26,       Dec. 25,      Dec. 31,          Dec. 29,
                                                       1996(1)         1997(1)          1998         1999(2)           2000(3)
                                                     ----------      -----------     ----------    ----------       -------------
                                                                        ($ in thousands, except per share amounts)
Results of Operations:

Net sales                                            $  177,395      $   243,583     $  311,137    $  318,115       $     362,527
Cost of goods sold                                      135,982          181,404        220,691       226,509             277,254
                                                     ----------      -----------     ----------    ----------       -------------

Gross profit                                             41,413           62,179         90,446        91,606              85,273
Distribution expense                                     14,099           18,076         23,004        24,535              26,003
Selling, general and administrative expenses             18,676           30,137         38,965        43,922              45,027
Restructuring charges                                       910                -              -             -                   -
                                                     ----------      -----------     ----------    ----------       -------------

Income from operations                                    7,728           13,966         28,477        23,149              14,243
Interest                                                  4,496           13,004         18,776        21,070              21,725
Other (income) expense, net                                 374             (133)           965         1,363               1,104
                                                     ----------      -----------     ----------    ----------       -------------

Income (loss) from continuing operations
     before income taxes and minority interest            2,858            1,095          8,736           716              (8,586)
Income tax expense (benefit) (4)                            121           (2,516)         3,340           241              (3,074)
                                                     ----------      -----------     ----------    ----------       -------------

Income (loss) from continuing operations
     before minority interest                             2,737            3,611          5,396           475              (5,512)
Minority interest in income (5)                           1,348                -              -             -                   -
                                                     ----------      -----------     ----------    ----------       -------------

Income (loss) from continuing operations             $    1,389      $     3,611     $    5,396    $      475       $     (5,512)
                                                     ==========      ===========     ==========    ==========       =============

Balance Sheet data (at end of period):

Working capital                                      $    8,684      $    24,136     $   23,909    $   12,884       $      16,117
Total assets                                            172,369          249,818        278,796       293,683             305,999
Total debt (including current portion)                  104,599          179,173        195,998       215,417             229,508
Stockholders' equity (deficit)                           14,329           14,975         20,949         7,574              (1,811)
Cash dividends per share                                      -              480            240             -                   -

_______________________
(1) The financial data include the Company and its consolidated subsidiaries, excluding discontinued operations, as of and for the years ended December 27, 1996 and December 26, 1997, respectively. Prior to January 20, 1996, the Company's results from continuing operations do not include the results of the foam cup and container operations purchased from Fort James Corporation on that date ("J.R. Cup acquisition"). Prior to December 5, 1996 the Company's results from continuing operations do not include the results of Radnor Chemical Corporation, formerly S.P. Acquisition Co., which was acquired on that date. Prior to October 15, 1997, the Company's results from continuing operations do not include the results of StyroChem Europe, which was acquired on that date.
(2) The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The years presented in the above table are 52-week years with the exception of 1999 which is a 53-week year.
(3) Excludes the benefit of a $7.7 million settlement related to overbillings on raw material purchases. See Note 3 to the Company's consolidated financial statements included in Item 8 herein.
(4)  See Note 7 to the Company's consolidated financial statements included in
     Item 8 herein.
(5) Amount represents minority interest in the income of the Company's partnership with Fort James Corporation in conjunction with the J.R. Cup acquisition for the period January 20, 1996 through December 5, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included elsewhere herein.

     In January 1999, the EPS production operations located in Minton, Texas were sold by the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's segment analysis for 1998 has been restated to reflect the impact of this transaction for purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED


(Millions of dollars)                        2000       1999        1998
------------------------------------------------------------------------

Net sales                                  $362.5     $318.1      $311.1
------------------------------------------------------------------------

Gross profit                                 85.3       91.6        90.4
------------------------------------------------------------------------

Operating expenses                           71.1       68.5        61.9
------------------------------------------------------------------------

Income from continuing operations            14.2       23.1        28.5
------------------------------------------------------------------------

     The Company achieved record sales for the year ended December 29, 2000. Net sales increased $44.4 million to $362.5 million as a result of growth in volume and sales prices in each of the Company's operating segments. Gross profit decreased to $85.3 million from $91.6 million in 2000 primarily as a result of increased styrene costs at the Company's specialty chemical operations and higher than expected costs of goods sold due to increased natural gas rates, partially offset by the increased sales. If the benefit of the settlement described in Note 3 of the Company's audited financial statements had been included in the results of 2000, gross profit would have increased to $93.0 million and income from continuing operations would have been $22.0 million. Operating expenses decreased to 19.6% of net sales in 2000 from 21.5% of net sales in 1999. This decrease was primarily due to reduced general and administrative expenses, partially offset by increased amortization costs.

     Fiscal 1999 net sales increased by $7.0 million or 2.3% over 1998. This increase was primarily attributable to growth in the Company's domestic food packaging business. Gross profit increased to $91.6 million in 1999 from $90.4 million in 1998. This increase was primarily a result of increased sales and manufacturing efficiencies at the Company's packaging and insulation operations,
offset by the impact of reduced specialty chemicals prices.   Operating expenses
increased to 21.5% of net sales in 1999 from 19.9% of net sales in 1998. This increase was primarily attributable to increased distribution costs resulting from higher sales volumes at both the specialty chemicals and packaging and insulation segments combined with increased amortization and administrative costs at the Company's executive offices.

SEGMENT ANALYSIS

Packaging & Insulation

(Millions of dollars)                        2000       1999        1998
------------------------------------------------------------------------
Net sales                                  $247.5     $231.3      $221.6
------------------------------------------------------------------------
Gross profit                                 62.9       71.6        66.3
------------------------------------------------------------------------
Operating expenses                           46.3       46.6        43.0
------------------------------------------------------------------------
Income from continuing operations            16.6       25.0        23.3
------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment increased by $16.2 million in fiscal 2000 to $247.5 million. This 7.0% increase over 1999 was due to increased sales volumes and prices in both the packaging and insulation segments. Gross profit decreased to 25.4% of net sales from 31.0% of net sales in 2000 primarily as a result of the steady increase in natural gas costs during the second half of the year as well as increased raw material costs at the Company's European insulation business. These increases were partially offset by manufacturing efficiencies in the domestic packaging operations. If the benefit of the settlement described in Note 3 to the Company's audited financial statements had been included in the results of 2000, gross profit would have only decreased to 26.5% of net sales from 31.0% and income from continuing operations would have been $19.3 million for the Company's packaging and insulation segment. Operating expenses decreased $0.3 million to 18.7% of net sales in 2000 from $46.6 million or 20.1% of net sales in 1999 as a result of cost containment initiatives and reduced corporate allocations, partially offset by increased distribution and selling costs associated with higher sales volumes.

     Fiscal 1999 net sales increased by $9.7 million to $231.3 million from fiscal 1998. This 4.4% increase was primarily due to the growth within the domestic packaging operations. Gross profit increased to 31.0% of net sales in 1999 from 29.9% of net sales in 1998 as a result of increased manufacturing efficiencies in both the packaging and insulation operations. Operating expenses increased to 20.1% of net sales in 1999 from 19.4% of net sales in 1998 as a result of higher distribution and administrative costs within the domestic packaging operations.

Specialty Chemicals

(Millions of dollars)                          2000      1999       1998
------------------------------------------------------------------------
Net sales                                    $144.1    $108.9     $112.4
------------------------------------------------------------------------
Gross profit                                   18.5      16.8       24.1
------------------------------------------------------------------------
Operating expenses                             16.0      18.6       17.8
------------------------------------------------------------------------
Income (loss) from continuing operations        2.5      (1.8)       6.3
------------------------------------------------------------------------

     Fiscal 2000 net sales in the specialty chemicals business segment increased by $35.2 million to $144.1 million. Net sales included $32.1 million, $24.3 million and $23.6 million of sales to the packaging and insulation segment for fiscal 2000, 1999 and 1998, respectively, that are eliminated in consolidation. The increase in net sales from 1999 to 2000 was due to growth in selling prices across the entire business segment as well as increased volumes at the Company's European operations. Gross profit increased to $18.5 million from $16.8 million in 1999 as a result of the increase in sales, partially offset by a dramatic increase in the cost of styrene monomer, the segment's primary raw material. If the benefit of the settlement described in Note 3 to the Company's audited financial statements had been included in the results of 2000, gross profit would have increased to $23.5 million from $16.8 million in 1999 and income from continuing operations would have been $7.5 million for the Company's specialty chemicals segment. Operating expenses decreased to 11.1% of net sales in 2000 from 17.1% in 1999 due to cost containment initiatives at the European operations as well as decreased corporate expense allocations, partially offset by increased amortization of intangible assets.

     Net sales in the specialty chemicals business segment decreased by $3.5 million to $108.9 million in the year ended December 31, 1999. This decrease in net sales from 1998 to 1999 was primarily due to reduced selling prices resulting from excess supply in the EPS market, partially offset by a 13.7% increase in sales volume. Gross profit decreased to 15.4% of net sales in 1999 from 21.4% in 1998. This decrease was primarily caused by the reduction in selling prices described above, partially offset by increased sales volume and manufacturing efficiencies. Operating expenses increased $0.8 million to $18.6 million for the year ended December 31, 1999 primarily due to increased distribution costs and depreciation expense in the European specialty chemicals business.

Corporate and Other

     Corporate operating expenses increased by $5.5 million for the year ended December 29, 2000. The overall increase in operating expenses was the result of a reduction in corporate overhead allocations. Prior to corporate allocations, operating expenses increased by $0.5 million primarily due to increased amortization.

Interest Expense
----------------

(Millions of dollars)              2000       1999        1998
--------------------------------------------------------------

Interest expense                  $21.7      $21.1       $18.8
--------------------------------------------------------------

     Interest expense for the year ended December 29, 2000 increased by $0.6 million over the prior year. This increase was primarily due to the combination of increased interest rates and higher borrowings on the Company's revolving credit facility. Also included in interest expense is the amortization of deferred financing fees and debt issuance premium of $1.2 million in each of the years ended December 29, 2000 and December 31, 1999. In 1999, interest expense rose by $2.3 million due primarily to increased borrowings related to the purchase of the Company's Tolleson, Arizona food packaging facility and the reengineering of the Company's Stone Mountain, Georgia food packaging facility.

Other Expenses
--------------

(Millions of dollars)              2000       1999        1998
--------------------------------------------------------------
Other expense                     $ 1.1      $ 1.4       $ 1.0
--------------------------------------------------------------

     Other expenses for the years ended December 31, 1999 and December 28, 1998 included $0.4 million and $0.6 million in corporate development costs, respectively. Excluding the effect of these costs, other expenses remained relatively constant from 1999 to 2000.

Income Taxes
------------

(Millions of dollars)              2000       1999        1998
--------------------------------------------------------------

Income tax expense (benefit)     ($ 3.1)     $ 0.2       $ 3.3
--------------------------------------------------------------

     The Company recorded a benefit for income taxes in 2000 due to a $9.3 million decrease in pre-tax income for the reasons described above. During 1999, income tax expense decreased to $0.2 million from $3.3 million in 1998. This decrease was primarily due to an $8.0 million decrease in pre-tax income in 1999.

     As of December 29, 2000, the Company had approximately $60.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

Liquidity and Capital Resources
-------------------------------

     During fiscal 2000, the Company's principal sources of funds consisted of cash from financing sources. During the year ended December 29, 2000, after-tax cash flow of $10.2 million and a decrease in cash of $3.9 million were primarily used for managing the $9.2 million increase in working capital and cash payments related to discontinued operations of $2.4 million. Capital expenditures of $15.3 million were funded by borrowings under the Company's credit facilities, capital leases and term loans. The Company has managed its growth in working capital and capital expenditures through a combination of working capital financing and proceeds of long-term debt financing.

     As of December 29, 2000, the Company had $41.9 million outstanding and $4.0 million available under its revolving credit agreements. The Company's principal uses of cash for the next several years will be working capital requirements and capital expenditures. The Company's capital expenditures for fiscal years 1998, 1999 and 2000 were $17.7 million, $20.0 million and $15.3 million, respectively. By amending its credit facility to an aggregate commitment of $50.0 million in 2000, the Company believes that it has increased its flexibility over the next five years to make capital expenditures that management believes will provide an attractive return on investment.

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

Other Financial Data
--------------------

Cost of Goods Sold

     In December 2000, the Company filed a lawsuit in Texas state court as a result of excess charges for raw materials purchased from a major supplier. In January 2001, the Company settled the litigation resulting in an amendment to the Company's supply agreement. The amount of the excess charges in 1999 and 2000 was approximately $7.7 million. The settlement, in like amount, will be realized over the next three years through discounts and rebates for materials purchased. If the impact of the settlement was recorded in 2000, it would have resulted in gross profit of $93.0 million, income from continuing operations of $22.0 million, a net loss of $0.7 million, and net worth of $3.2 million.

     Raw material costs represent a large portion of the Company's cost of goods sold and are susceptible to price fluctuations based upon supply and demand and general market conditions. Beginning in June 1999 and continuing through August 2000, prices of the Company's primary raw material rose by almost 85%. Since that time, prices have decreased by more than 17%. Although future raw material prices cannot be predicted with accuracy, prices for raw materials used in the Company's products are forecasted by independent industry surveys and producer reports to remain stable or decrease over the next year. While the Company has been able to pass on the majority of these increases to customers, there can be no assurance that the Company will be able to increase prices if raw material costs rise in the future.

     In connection with the Company's engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 2.2%, 1.7% and 1.0% in 1998, 1999 and 2000, respectively.

Forward Looking Statements

     The statements contained in this Annual Report that are not historical facts, including but not limited to the Company's plans for expansion and raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See "Business--Raw Materials", "Business-- Risks Attendant to Foreign Operations", "Business--Competition", "Business-- Employees", "Business--Environmental Matters," and "Quantitative and Qualitative Disclosures about Market Risk."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company's long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $4.1 million over the term of the debt.

     Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries

          Report of Independent Public Accountants                                                                 F-1
          Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999                                F-2
          Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                                                                 F-3
          Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                                                                 F-4
          Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2000,
           December 31, 1999 and December 25, 1998                                                                 F-5
          Notes to Consolidated Financial Statements                                                               F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no matters to be reported hereunder.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company and their ages as of March 29, 2001 are as follows:

             Name                    Age                     Position
             ----                    ---                     --------
     Michael T. Kennedy.........     46  President, Chief Executive Officer and Director
     Michael V. Valenza.........     41  Senior Vice President - Finance and Chief Financial Officer
     Richard C. Hunsinger.......     52  Senior Vice President - Sales and Marketing
     Donald D. Walker...........     59  Senior Vice President - Operations
     John P. McNiff.............     40  Senior Vice President - Corporate Development and Director
     R. Radcliffe Hastings......     50  Senior Vice President, Treasurer and Director
     Donald C. Rogalski.........     55  Senior Vice President - Administration
     John P. McKelvey...........     60  Vice President - Human Resources
     Van D. Groenewold..........     68  Vice President - Engineering
     Caroline J. Williamson.....     33  Vice President and Corporate Counsel
     Paul M. Finigan............     46  Director
     Vincent F. Garrity, Jr.....     63  Director

     Michael T. Kennedy has served as President, Chief Executive Officer and as a director of the Company since its formation in November 1991. Between March 1985 and July 1990, Mr. Kennedy served as Chief Financial Officer of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases. Mr. Kennedy is also a director of Commonwealth Bancorp, Chartwell Investment Partners, LP and SkinHealth, Inc.

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

     R. Radcliffe Hastings has served as Senior Vice President and Treasurer of the Company since June 1996 and as a director since May 1997. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of America, for 18 years. Mr. Hastings has held a variety of management positions in the U.S. banking group and in Bank of America's securities operation, BA Securities, Inc., and was most recently Managing Director of the Money Manager Group .

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

     Paul M. Finigan has served as a director of the Company since July 2000. Mr. Finigan serves as Chief Legal Officer of Lumenos, Inc. where he has been employed since November 1999. Mr. Finigan is also a director of SkinHealth, Inc. where he served as Executive Vice President from March 1999 to November 1999. From November 1988 to September 1997, Mr. Finigan served as Senior Vice President and General Counsel of Value Health, Inc.

     Vincent F. Garrity, Jr. has served as a director of the Company since May 1997. Mr. Garrity has been a partner in the law firm of Duane, Morris & Heckscher LLP since 1970.

ITEM 11.  EXECUTIVE COMPENSATION

     The directors do not receive separate compensation for their service as directors of the Company. The following table sets forth certain information concerning the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 29, 2000:

                           Summary Compensation Table


                                                            Annual Compensation

                                            ------------------------------------------------


                                                                            Other Annual           All Other
Name and Principal Position          Year       Salary        Bonus         Compensation         Compensation
--------------------------------  --------- -------------  ------------  ------------------    ----------------
Michael T. Kennedy                   2000     $2,500,000    $1,130,000        $103,255/(1)/       $99,329/(2)/
 President and Chief                 1999      2,500,000     1,400,000         126,906/(1)/        99,205/(2)/
 Executive Officer..............     1998      2,000,000     1,400,000          61,459/(1)/        99,183/(2)/

R. Radcliffe Hastings                2000        300,000       125,000               -              4,480/(3)/
 Senior Vice President and           1999        250,000       125,000               -              4,480/(3)/
 Treasurer......................     1998        225,000       150,000               -              4,480/(3)/

Michael V. Valenza                   2000        275,000             -               -              4,480/(3)/
 Senior Vice President-Finance       1999        250,000       210,000               -              4,480/(3)/
 and Chief Financial Officer....     1998        225,000       150,000               -              4,480/(3)/

Richard C. Hunsinger                 2000        275,000             -               -              4,480/(3)/
 Senior Vice President-Sales         1999        250,000       120,000               -              4,480/(3)/
 and Marketing..................     1998        225,000       100,000               -              4,480/(3)/

Donald D. Walker                     2000        275,000             -               -              4,480/(3)/
 Senior Vice President-              1999        250,000       120,000               -              4,480/(3)/
 Operations.....................     1998        225,000       100,000               -              4,480/(3)/

(1)  Represents transportation costs paid by the Company on behalf of Mr.
     Kennedy.
(2) Includes $4,480 of matching contributions by the Company under the 401(k) Retirement Savings Plan and premiums of $94,849, $94,725 and $94,703 in 2000, 1999 and 1998, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(3) Represents a matching contribution by the Company under the 401(k) Retirement Savings Plan.

     The following table sets forth information with respect to options held at December 29, 2000 by the persons named in the Summary Compensation Table above. No options were granted to or exercised by such persons during the fiscal year ended December 29,2000.


                                      Number of Securities Underlying
                                          Unexercised Options at
                                           December 29, 2000/(1)/
                                     ----------------------------------
Name                                  Exercisable        Unexercisable
----                                 -------------      ---------------
Michael T. Kennedy..............            -                   -

R. Radcliffe Hastings...........            -                   -

Michael V. Valenza..............           98                  40

Richard C. Hunsinger............          130                  20

Donald D. Walker................          130                  20

_____________
(1) Based on the estimated per share value of the securities underlying the unexercised options, as determined by the Company's Board of Directors, there were no in-the-money options at December 29, 2000.

Employment Agreements
----------------------

     In May 1993, the Company entered into an employment agreement with Richard
C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President - Sales and Marketing of the Company. The agreement is for an initial term of seven years and six months and, absent 180 days prior written notice by either party before the end of the initial or any renewal term, renews for twelve months from year to year thereafter. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000 beginning in 1996, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

     In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Senior Vice President and Treasurer of the Company. The agreement is for an initial term of three years and, absent 90 days prior written notice by either party before the end of the initial or any renewal term, renews for twelve months from year to year thereafter. Mr. Hastings is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the U.S. during the term of the agreement.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Michael T. Kennedy, the Company's Chief Executive Officer and a director, is also a director of SkinHealth, Inc. of which Paul Finigan, a director of the Company, is a director and executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 29, 2001, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

                                                                              Number of
                                                                               Shares
                                                 Title of Class of          Beneficially         Percent
Name of Individual or Identity of Group            Capital Stock               Owned             of Class
----------------------------------------      -----------------------     ----------------     ------------
Michael T. Kennedy......................        Voting Common Stock              480              80.0%

 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

John P. McNiff..........................        Voting Common Stock               60              10.0%

 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

R. Radcliffe Hastings...................        Voting Common Stock               60              10.0%

 Three Radnor Corporate Center
 Suite 300
 Radnor, PA 19087

     The following table sets forth certain information as of March 29, 2001, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

                                                                                        Number of
                                                                                          Shares         Percent
                                                                                       Beneficially        of
 Name of Individual or Identity of Group         Title of Class of Capital Stock        Owned/(1)/      Class/(2)/
-----------------------------------------      ------------------------------------  ----------------  -----------
Michael T. Kennedy.......................      Voting Common Stock                          480              80.0%
                                               Class B Nonvoting Common Stock             3,760/(3)/         69.6%
                                               Nonvoting Common Stock                         -                 -
Michael V. Valenza.......................      Voting Common Stock                            -                 -
                                               Class B Nonvoting Common Stock                 -                 -
                                               Nonvoting Common Stock                       118              34.4%
Richard C. Hunsinger.....................      Voting Common Stock                            -                 -
                                               Class B Nonvoting Common Stock                 -                 -
                                               Nonvoting Common Stock                       180              48.0%
Donald D. Walker.........................      Voting Common Stock                            -                 -
                                               Class B Nonvoting Common Stock                 -                 -
                                               Nonvoting Common Stock                       187              49.9%
R. Radcliffe Hastings....................      Voting Common Stock                           60              10.0%
                                               Class B Nonvoting Common Stock               540              10.0%
                                               Nonvoting Common Stock                         -                 -
John P. McNiff...........................      Voting Common Stock                           60              10.0%
                                               Class B Nonvoting Common Stock               540              10.0%
                                               Nonvoting Common Stock                         -                 -
Vincent F. Garrity, Jr...................      Voting Common Stock                            -                 -
                                               Class B Nonvoting Common Stock             2,640/(4)/         48.9%
                                               Nonvoting Common Stock                         -                 -
Paul M. Finigan..........................      Voting Common Stock                            -                 -
                                               Class B Nonvoting Common Stock                 -                 -
                                               Nonvoting Common Stock                         -                 -
Directors and all executive officers as
 a group (12 persons)....................      Voting Common Stock                          600             100.0%
                                               Class B Nonvoting Common Stock             5,400             100.0%
                                               Nonvoting Common Stock                       782              95.1%

--------------

(1) Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 29, 2001, upon the exercise of stock options granted pursuant to the Company's Equity Incentive Plan, as follows: Michael V. Valenza-98; Richard C. Hunsinger-130; Donald D. Walker-130; and the directors and all executive officers as a group-577.
(2) Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively.
(3) Includes 2,080 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy retained the right to acquire these shares from the trust under certain circumstances specified in the instrument governing the trust.
(4) Represents 560 shares held in various trusts for the benefit of Mr. Kennedy's children of which Mr. Garrity is a trustee and the 2,080 shares held in the trust that is the subject of footnote 3 above of which Mr. Garrity is also trustee. Mr. Garrity disclaims beneficial ownership of all of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 29, 2000, the Company had advanced $2.8 million on an interest-bearing basis to Michael T. Kennedy, the Company's Chief Executive Officer.

     Vincent F. Garrity, Jr., a director of the Company, is a partner of Duane, Morris & Heckscher LLP, which serves as the Company's primary legal counsel.

     The Company provides certain management services and rights to a related company. For the management services and rights the Company receives a fee and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 2000, the Company earned management fees, interest and royalties of $1.1 million. At December 29, 2000 unpaid management fees, interest, royalties and expense advances totaled $6.1 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Documents filed as part of this Annual Report

1. The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.  Financial Statement Schedules - None.

3.  Exhibits:

    3.1 Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

    3.2   Bylaws of Radnor Holdings Corporation (Incorporated by reference to
          Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the "Original S-4''))

    4.1 Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

    4.2 First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.3 Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.4 Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

    4.5 Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

    4.6 Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

     4.7 Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.7 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     4.8 Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

     4.9 Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the "Series B S-4"))

     4.10 First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.11 Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

     4.12 Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.12 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     4.13 Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

* 10.1 Sales Agent Agreement, dated January 20, 1996, between James River Paper Company, Inc. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a Sales Agent Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.7 filed with Amendment No.1 to the Original S-4)

* 10.2 Equipment Use Agreement, dated January 20, 1996, as amended by an Equipment Use Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.8 filed with Amendment No.1 to the Original S-4)

     10.3 License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by a License Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.9 filed with Amendment No.1 to the Original S-4)

     10.4 Patent License Agreement, dated January 20, 1996, among James River Corporation of Virginia, James River Paper Company, Inc., and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), as amended by an Amendment to Patent License Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.10 filed with Amendment No.1 to the Original S-4)

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

     10.14 Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

     10.15 Standard Commercial Lease by and between Bradford Management Company of Dallas, Inc. and StyroChem U.S., Ltd., dated June 22, 1994, as amended on April 5, 1996, and as renewed on October 22, 1996 (Incorporated by reference to Exhibit No. 10.35 filed with Amendment No. 1 to the Original S-4)

***  10.16  Executive Employment Agreement by and between Radnor Holdings
            Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***  10.17  Radnor Holdings Corporation Equity Incentive Plan, dated April 24,
            1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***  10.18  Radnor Holdings Corporation Management Equity Participation Plan,
            dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

     10.19 Third Amended and Restated Revolving Credit and Security Agreement dated as of December 29, 1999, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, Thermisol Denmark A/S, Thermisol Sweden AB, Thermisol Finland OY, Bank of America, N.A. and First Union National Bank (Incorporated by reference to Exhibit 10.19 filed with the form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     10.20 Amendment No. 1 to Third Amended and Restated Revolving Credit and Security Agreement, dated as of March 13, 2000, among WinCup Holdings, Inc., Radnor Chemical Corpration, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem Europe (the Netherlands) B.V., StyroChem Finland Oy, Thermisol Denmark A/S, Thermisol Sweden AB, Thermisol Finland Oy, Bank of America, N.A. and First Union National Bank

     10.21 Amendment No. 2 to Third Amended and Restated Revolving Credit and Security Agreement, dated as of May 16, 2000, among WinCup Holdings, Inc., Radnor Chemical Corpration, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem Europe (the Netherlands) B.V., StyroChem Finland Oy, Thermisol Denmark A/S, Thermisol Sweden AB, Thermisol Finland Oy, Bank of America, N.A. and First Union National Bank

     10.22 Amendment No. 3 to Third Amended and Restated Revolving Credit and Security Agreement, dated as of December 8, 2000, among WinCup Holdings, Inc., Radnor Chemical Corpration, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem Europe (the Netherlands) B.V., StyroChem Finland Oy, Thermisol Denmark A/S, Thermisol Sweden AB, Thermisol Finland Oy, Bank of America, N.A. and First Union National Bank

     10.23 Amended and Restated U.S. Revolving Credit Note dated December 29, 1999, made by WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem U.S., Ltd., StyroChem Delaware, Inc. and WinCup Texas, Ltd. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 filed with the form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     10.24 Amended and Restated U.S. Revolving Credit Note dated December 29, 1999, made by WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem U.S., Ltd., StyroChem Delaware, Inc. and WinCup Texas, Ltd. in favor of First Union National Bank (Incorporated by reference to Exhibit
            10.21 filed with the form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     10.25 Swingline Note dated December 29, 1999, made by WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem U.S., Ltd., StyroChem Delaware, Inc. and WinCup Texas, Ltd. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.22 filed with the form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     10.26 Assignment Agreement dated as of December 29, 1999, among GMAC Commercial Credit LLC (formerly BNY Factoring LLC, successor by merger to BNY Financial Corporation), GMAC Commercial Credit Development Limited (formerly BNY Financial Limited) and Bank of America, N.A. (Incorporated by reference to Exhibit 10.23 filed with the form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     10.27 Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

     10.28 Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

   10.29 Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

   10.30 Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

   10.31 Patent Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.48 filed with Amendment No. 1 to the Original S-4)

   10.32 Patent Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.49 filed with Amendment No. 1 to the Original S-4)

   10.33 Collateral Assignment, dated as of December 5, 1996, among Radnor Holdings Corporation and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.50 filed with Amendment No. 1 to the Original S-4)

   10.34 Amended and Restated Guaranty dated December 29, 1999, made by StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., Radnor Management Delaware, Inc. and WinCup Europe Delaware, Inc. in favor of Bank of America, N.A. and certain other lenders (Incorporated by reference to Exhibit 10.31 filed with the form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

   10.35 Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

   10.36 Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

   10.37 Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No.
          10.65 filed with Amendment No. 1 to the Original S-4)

***10.38 Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

   10.39 Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-
          4)

   10.40 Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-
          4)

   10.41 Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-
          4)

   10.42 Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-
          4)

   10.43 Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-
          4)

   10.44 Security Agreement dated as of December 29, 1999, between Thermisol Finland Oy and Bank of America (Incorporated by reference to Exhibit
          10.41 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

   10.45 Security Agreement dated as of December 29, 1999, between Styrochem Finland Oy and Bank of America (Incorporated by reference to Exhibit
          10.42 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

   10.46 European Revolving Note dated December 29, 1999, made by StyroChem Europe (The Netherlands) B.V., StyroChem Finland OY, ThermiSol Denmark A/S, ThermiSol Finland OY and ThermiSol Sweden AB in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.43 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

   10.47 European Revolving Note dated December 29, 1999, made by StyroChem Europe (The Netherlands) B.V., StyroChem Finland OY, ThermiSol Denmark A/S, ThermiSol Finland OY and ThermiSol Sweden AB in favor of First Union National Bank (Incorporated by reference to Exhibit 10.44 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

   10.48 Lease Agreement between Oy KWH Plast Ab, Jakobstad and Isora Oy dated January 24, 1995 (Incorporated by reference to Exhibit 10.74 filed with the Series B S-4)

   10.49 Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to
          Exhibit 10.75 filed with the Series B S-4)

   10.50 Lease Agreement between Avena Siilot Oy and Neste Oy Polystyreeni dated March 13, 1997 (Incorporated by reference to Exhibit 10.76 filed with the Series B S-4)

   10.51 Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit
          10.77 filed with Amendment No. 1 to the Series B S-4)

   10.52 Lease Contract between Lokalo Fastighetsfarvaltning and Neste Cellplast AB dated August 16, 1996 (Incorporated by reference to
          Exhibit 10.78 filed with Amendment No. 1 to the Series B S-4)

   10.53 Lease Contract between Norrtalje Industri- och Hantverkshus AB (NIHAB) and Neste Cellplast AB dated June 26, 1996 (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the Series B S-4)

   10.54 Styrene Monomer Supply Agreement dated as of October 15, 1997 between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to
          Exhibit 10.80 filed with Amendment No. 1 to the Series B S-4)

   10.55 Amendment No. 1 to Styrene Monomer Supply Agreement between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to Exhibit
          10.1 filed with the Form 10-Q for the quarter ended September 29, 2000 filed by Radnor Holdings Corporation)

***10.56 Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to
          Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

** 10.57 Agreement of Sale dated as of January 1, 1998 between ARCO Chemie Nederland, Ltd. and StyroChem Finland Oy (Incorporated by reference to Exhibit No 10.49 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

***10.58 Radnor Holdings Corporation Key Executive Retirement Plan (Incorporated by reference to Exhibit No. filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

***10.59 Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

***10.60 Executive Employment Agreement dated as of July 1, 1993 between Radnor Holdings Corporation and Don Rogalski (Incorporated by reference to Exhibit No. 10.51 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

***10.61 Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

    21.1  List of Subsidiaries of the Registrant

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

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the fiscal year ended December 29, 2000.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RADNOR HOLDINGS CORPORATION


Date:  March 29, 2001       By: /s/ MICHAEL T. KENNEDY
                            -----------------------------
                                    Michael T. Kennedy
                                    Chairman of the Board and
                                    Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/  MICHAEL T. KENNEDY            Chairman of the Board and           March 29, 2001
------------------------------
     Michael T. Kennedy            Chief Executive Officer


/s/  R. RADCLIFFE HASTINGS         Senior Vice President,              March 29, 2001
------------------------------
     R. Radcliffe Hastings         Treasurer and Director


/s/  MICHAEL V. VALENZA            Senior Vice President - Finance,    March 29, 2001
------------------------------
     Michael V. Valenza            Chief Financial Officer and
                                   Chief Accounting Officer

/s/  JOHN P. MCNIFF                Senior Vice President - Corporate   March 29, 2001
------------------------------
     John P. McNiff                Development and Director


/s/  VINCENT F. GARRITY, JR.       Director                            March 29, 2001
------------------------------
     Vincent F. Garrity, Jr.


/s/  PAUL M. FINIGAN               Director                            March 29, 2001
------------------------------
     Paul M. Finigan

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation (a Delaware corporation) and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radnor Holdings Corporation and subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 29, 2001

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    DECEMBER 29, 2000 AND DECEMBER 31, 1999
                    ---------------------------------------
                      (In thousands, except share amounts)

                                                                                       2000               1999
                                                                                     --------           --------
                                    ASSETS
                                    ------
CURRENT ASSETS:
 Cash                                                                                $  3,726           $  7,579
 Accounts receivable, net                                                              37,036             29,135
 Inventories, net                                                                      38,120             34,781
 Prepaid expenses and other                                                            12,669              6,480
 Deferred tax asset                                                                     1,617              1,660
                                                                                     --------           --------
                                                                                       93,168             79,635
                                                                                     --------           --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
 Land                                                                                   7,218              7,253
 Supplies and spare parts                                                               4,726              5,277
 Buildings and improvements                                                            44,823             45,046
 Machinery and equipment                                                              181,709            168,771
                                                                                     --------           --------
                                                                                      238,476            226,347
 Less- Accumulated depreciation                                                       (47,083)           (34,235)
                                                                                     --------           --------
                                                                                      191,393            192,112
                                                                                     --------           --------
OTHER ASSETS                                                                           21,438             21,936
                                                                                     --------           --------
                                                                                     $305,999           $293,683
                                                                                     ========           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $ 52,385           $ 39,447
 Accrued liabilities                                                                   19,869             23,486
 Current portion of long-term debt                                                      3,617              2,755
 Current portion of capitalized lease obligations                                       1,180              1,063
                                                                                     --------           --------
                                                                                       77,051             66,751
                                                                                     --------           --------
LONG-TERM DEBT, net of current portion                                                220,566            206,264
                                                                                     --------           --------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                   4,145              5,335
                                                                                     --------           --------
DEFERRED TAX LIABILITY                                                                  3,990              7,245
                                                                                     --------           --------
OTHER NONCURRENT LIABILITIES                                                            2,058                514
                                                                                     --------           --------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
 Voting and nonvoting common stock, 22,700 shares authorized, 6,245 shares                  1                  1
  issued and outstanding
 Additional paid-in capital                                                            19,387             19,387
 Retained earnings (deficit)                                                          (10,953)            (5,297)
 Cumulative translation adjustment                                                    (10,246)            (6,517)
                                                                                     --------           --------
     Total stockholders' equity (deficit)                                              (1,811)             7,574
                                                                                     --------           --------
                                                                                     $305,999           $293,683
                                                                                     ========           ========

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                                 (In thousands)

                                                                                2000            1999            1998
                                                                            --------        --------        --------
NET SALES                                                                   $362,527        $318,115        $311,137
COST OF GOODS SOLD (Note 3)                                                  277,254         226,509         220,691
                                                                            --------        --------        --------
GROSS PROFIT                                                                  85,273          91,606          90,446
                                                                            --------        --------        --------
OPERATING EXPENSES:
 Distribution                                                                 26,003          24,535          23,004
 Selling, general and administrative                                          45,027          43,922          38,965
                                                                            --------        --------        --------
                                                                              71,030          68,457          61,969
                                                                            --------        --------        --------
INCOME FROM CONTINUING OPERATIONS                                             14,243          23,149          28,477
                                                                            --------        --------        --------
OTHER EXPENSE:
 Interest                                                                     21,725          21,070          18,776
 Other, net                                                                    1,104           1,363             965
                                                                            --------        --------        --------
                                                                              22,829          22,433          19,741
                                                                            --------        --------        --------
  Income (loss) before income taxes and discontinued operations               (8,586)            716           8,736

PROVISION (BENEFIT) FOR INCOME TAXES                                          (3,074)            241           3,340
                                                                            --------        --------        --------
  Income (loss) before discontinued operations                                (5,512)            475           5,396
                                                                            --------        --------        --------
LOSS FROM DISCONTINUED OPERATIONS                                                144           6,859              --
                                                                            --------        --------        --------
NET INCOME (LOSS)                                                           $ (5,656)       $ (6,384)       $  5,396
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                     (In thousands, except share amounts)

                                      Voting and
                                      Nonvoting
                                     Common Stock   Additional   Retained    Cumulative
                                    --------------   Paid-in    Earnings/   Translation
                                    Shares  Amount   Capital    (Deficit)    Adjustment     Total
                                    ------  ------  ----------  ----------  ------------  ---------
BALANCE, DECEMBER 26, 1997           6,245    $  1     $19,387   $ (2,809)     $ (1,604)  $ 14,975
 Comprehensive income-
 Net income                             --      --          --      5,396            --      5,396
 Translation adjustment                 --      --          --         --         2,078      2,078
                                                                                          --------
 Total comprehensive income                                                                  7,474
                                                                                          --------
 Cash dividends - $240 per share        --      --          --     (1,500)           --     (1,500)
                                    ------    ----     -------   --------      --------   --------
BALANCE, DECEMBER 25, 1998           6,245       1      19,387      1,087           474     20,949
 Comprehensive income-
 Net loss                               --      --          --     (6,384)           --     (6,384)
 Translation adjustment                 --      --          --         --        (6,991)    (6,991)
                                                                                          --------
 Total comprehensive loss                                                                  (13,375)
                                    ------    ----     -------   --------      --------   --------
BALANCE, DECEMBER 31, 1999           6,245       1      19,387     (5,297)       (6,517)     7,574
 Comprehensive income-
 Net loss                               --      --          --     (5,656)           --     (5,656)
 Translation adjustment                 --      --          --         --        (3,729)    (3,729)
                                                                                          --------
 Total comprehensive loss                                                                   (9,385)
                                    ------    ----     -------   --------      --------   --------
BALANCE, DECEMBER 29, 2000           6,245    $  1     $19,387   $(10,953)     $(10,246)  $ (1,811)
                                    ======    ====     =======   ========      ========   ========


 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                                (In thousands)

                                                                              2000            1999             1998
                                                                            --------        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $ (5,656)       $ (6,384)        $  5,396
 Adjustments to reconcile net income (loss) to net cash provided by operating activities-
   Depreciation and amortization                                              18,790          17,137           13,857
   Unrealized loss (gain) on marketable securities                                --              46              (46)
   Deferred income taxes                                                      (3,113)           (115)           2,612
   Discontinued operations                                                       144           6,859               --
   Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses-
         Accounts receivable, net                                             (8,968)         (1,718)             394
         Inventories, net                                                     (4,663)           (558)          (6,815)
         Prepaid expenses and other                                           (6,271)         (2,988)            (921)
         Accounts payable                                                     11,935          11,230              328
         Accrued liabilities                                                  (1,189)          1,123            2,339
                                                                            --------        --------         --------
            Net cash provided by continuing operations                         1,009          24,632           17,144
            Net cash used in discontinued operations                          (2,446)         (8,360)              --
                                                                            --------        --------         --------
            Net cash provided by (used in) operating activities               (1,437)         16,272           17,144
                                                                            --------        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                        (15,292)        (20,032)         (17,661)
 Acquisition of StyroChem Europe, net of cash acquired                            --              --             (345)
 Acquisition of Epsilevy Oy, net of cash acquired                                 --              --             (794)
 Increase in other assets                                                     (3,432)         (3,599)         (10,141)
                                                                            --------        --------         --------
            Net cash used in investing activities                           $(18,724)       $(23,631)        $(28,941)
                                                                            --------        --------         --------

                                  (Continued)

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

        FOR THE FISCAL YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999
        ---------------------------------------------------------------

                             AND DECEMBER 25, 1998
                             ---------------------

                                (In thousands)

                                  (Continued)

                                                                             2000            1999            1998
                                                                            -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on revolving credit lines and unsecured
  notes payable                                                             $16,402         $ 3,602         $ 5,820
 Borrowings on term debt and mortgage notes                                   8,951          10,607             259
 Payments on term debt and mortgage notes                                    (7,825)         (2,159)           (252)
 Borrowings on capitalized lease obligations                                     --             158           4,871
 Payments on capitalized lease obligations                                   (1,089)           (784)           (373)
 Payments of dividends                                                           --              --          (1,500)
 Other                                                                           --              --          (1,956)
                                                                            -------         -------         -------
          Net cash provided by financing activities                          16,439          11,424           6,869
                                                                            -------         -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (131)           (461)             93
                                                                            -------         -------         -------
NET INCREASE (DECREASE) IN CASH                                              (3,853)          3,604          (4,835)
CASH, beginning of period                                                     7,579           3,975           8,810
                                                                            -------         -------         -------
CASH, end of period                                                         $ 3,726         $ 7,579         $ 3,975
                                                                            =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, including                       $21,064         $19,330         $17,619
   discontinued operations                                                  =======         =======         =======

  Cash paid during the period for income taxes, net of refunds of           $  (168)        $   438         $   (48)
   $168 in 2000, $7 in 1999 and $132 in 1998                                =======         =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  ORGANIZATION AND DISCONTINUED OPERATIONS:
    -------------------------------------------------------

The Company
-----------

Radnor Holdings Corporation ("Radnor") was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. ("Benchmark") and WinCup Holdings, Inc. ("WinCup"). Radnor, through its WinCup subsidiary, is the second largest producer in the United States of foam cups and containers for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, Radnor is the third largest worldwide producer of expandable polystyrene ("EPS"). Radnor and its subsidiaries (collectively the "Company") sell their products primarily to national, institutional, retail and wholesale customers throughout the U.S., Canada, Mexico and Europe. The
Company markets its products under a variety of brand and trade names, including "WinCup," "Handi-Kup," "StyroChem" and "ThermiSol."

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 23% of the Company's net sales for each of the fiscal years 2000 and 1999. Although the Company has not lost sales from its key customers in fiscal years 2000 and 1999, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

Discontinued Operations
-----------------------

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup") and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2000 and 1999, net of a tax benefit of $0.1 million and $3.8 million, respectively, represents the settlement of a contingent liability related to the discontinued operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Fiscal Year
-----------

The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 29, 2000 and December 25, 1998 were fifty-two week periods, while the fiscal year ended December 31, 1999 was a fifty-three week period.

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

Accounts Receivable, Net
------------------------

Accounts receivable are net of allowances for doubtful accounts of $895,000 and $899,000 at December 29, 2000 and December 31, 1999, respectively. Bad debt expense was $101,000, $213,000 and $150,000 for fiscal years 2000, 1999, and
1998, respectively. The related write-offs of accounts receivable were $97,000, $78,000 and $215,000 for those years, respectively.

Inventories
-----------

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 29, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                 2000        1999
                                                -------     -------
    Raw materials                               $11,911     $10,632
    Work-in-process                               1,459       1,054
    Finished goods                               24,750      23,095
                                                -------     -------
                                                $38,120     $34,781
                                                =======     =======

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in fiscal 2000, 1999 and 1998 was $13,273,000, $12,421,000 and $10,933,000, respectively.

Supplies and Spare Parts
------------------------

Supplies and spare parts include maintenance parts maintained in central stores locations. When needed at the manufacturing facilities, parts are shipped and expensed.

Other Assets
------------

Other assets include deferred financing costs of $4.4 million and $5.9 million as of December 29, 2000 and December 31, 1999, respectively, related to the financing arrangements and note offerings executed in 1996 and 1997. Such costs are being amortized over the terms of the related debt instruments.
Amortization of deferred financing costs of $1,499,000, $1,564,000 and $1,286,000 was included in interest expense for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. In addition, other assets included a noncompete agreement of $1.0 million, net of amortization of $3.8 million, resulting from the acquisition of Radnor
Chemical Corporation, formerly S.P. Acquisition Co., which is being amortized over five years.

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

Revenue Recognition
-------------------

Revenue is recognized as risk of ownership and title to the product transfers to the customer which usually occurs when goods are shipped.

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

Research and Development
------------------------

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs represented 1.0%, 1.7% and 2.2% of net sales in 2000, 1999 and 1998, respectively.

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

Fair Value of Financial Instruments
-----------------------------------

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company's bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the senior notes was $160.0 million at December 29, 2000.

3.  COST OF GOODS SOLD:
    -------------------

In December 2000, the Company filed a lawsuit in Texas state court as a result of excess charges for raw materials purchased from a major supplier. In January 2001, the Company settled the litigation resulting in an amendment to the Company's supply agreement. The amount of the excess charges in 1999 and 2000 was approximately $7.7 million. The settlement, in like amount, will be realized over the next three years through discounts and rebates for materials purchased. If the impact of the settlement was recorded in 2000, it would have resulted in gross profit of $93.0 million, income from continuing operations of $22.0 million, a net loss of $0.7 million and net worth of $3.2 million.


4.  LONG-TERM DEBT:
    ---------------

Long-term debt consists of the following (in thousands):

                                                                              2000           1999
                                                                            --------       --------

Series A and Series B Senior Notes bearing interest at 10%, interest payable semi-annually, due December 1, 2003, including a premium of
 $1,196 and $1,540 at December 29, 2000 and at December 31, 1999,
 respectively.                                                              $161,196        $161,540

Outstanding balance under the $50 million Third Amended and Restated
 Revolving Credit and Security Agreement (the "Amended Credit
 Agreement"), which includes a $12 million European subsidiary sublimit, bearing interest at the Company's option at a rate based upon various formulae as defined within the agreement.  At December
 29, 2000, the domestic rate was based upon LIBOR (6.63%) with various maturities plus 2.0%. There was $7,947 outstanding
 pertaining to the European sublimit at December 29, 2000.  The
 European rate was based on interbank offering rates of various currencies (with a weighted average of 6.49%) with various maturities plus 2.0% as well as the U.S. prime rate of 9.5% plus 0.50%.  The revolving loans under the Amended Credit Agreement mature on
 October 15, 2002.  All obligations of the Company under the Amended
 Credit Agreement are secured by a lien on substantially all of the
 Company's U.S. and European subsidiaries' inventory, receivables, and
 general intangibles.                                                         41,447         25,000

Outstanding balance under the Canadian Revolving Credit Facility with borrowing capacity of $4.0 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts
 subfacility and U.S. dollar advances bearing interest at U.S. prime
 (9.5% at December 29, 2000).  There was no outstanding balance pertaining to Canadian dollar advances at December 29, 2000.  Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company's
 Canadian subsidiary.                                                            450            952

Outstanding balances under Canadian term loans, bearing interest at
 Canadian prime (7.5% at December 29, 2000) plus 1.0%, secured by substantially all assets of the Company's Canadian subsidiary, payable in monthly or quarterly installments of principal plus interest, over five
 to seven years.                                                                 800            460

                                                                                2000           1999
                                                                              --------       --------

Outstanding balance under a Canadian term loan, bearing interest at
 8.0% at December 29, 2000, collateralized by a mortgage agreement, payable in monthly installments of principal and interest of approximately $4,000, commencing January 2000 with final payment
 due December 2025.                                                              445            468

Outstanding balances under capital expenditure loans bearing interest at various rates between 8.36% and 9.86%, payable in quarterly principal and interest installments, due between February 2005 and
 December 2006, secured by equipment purchased with the proceeds.             12,080          8,384

Outstanding balances under two term loan facilities, bearing interest at the Company's option at a rate based upon various formulae as defined in the agreements. At December 29, 2000, the rates were based upon
 LIBOR (6.48% to 6.52%) with various maturities plus margin (2.25%). The term loans are payable in quarterly principal installments plus interest.
 Final payments are due September 2003 and March 2009. The term loans
 are secured by certain mortgage agreements.                                   7,004          11,348

Outstanding balance under a term loan facility, bearing interest at
 6.03%, payable in quarterly installments of approximately $17,000 including principal and interest, commencing March 31, 1999 with final payment due March 2019.  The term loan is secured by a
 mortgage agreement.                                                             718             790

Outstanding balance under a term loan facility, bearing interest at
 6-month EURIBOR (4.9% at December 29, 2000) plus margin (1.25% at
 December 29, 2000) payable in semi-annual principal installments of approximately $14,000 plus interest with final payment due January
 2002.                                                                            43             77
                                                                            --------       --------
                                                                             224,183        209,019
Less- Current portion                                                         (3,617)        (2,755)
                                                                            --------       --------
                                                                            $220,566       $206,264
                                                                            ========       ========


On March 29, 2001, the Company entered into the fourth amendment to the Amended Credit Agreement that provided for changes to certain key terms and covenants included therein. On December 8, 2000, the Company entered into the third amendment to the Amended Credit Agreement which allowed for an increase in the credit facility basis from $40 million to $50 million, as well as an increase in the European sublimit from $7 million to $12 million.

On December 29, 1999, the Company entered into the Amended Credit Agreement with two banks, as agents and lenders, pursuant to which the Second Amended and Restated Revolving Credit and Security Agreement dated as of October 15, 1997 was amended and restated. The Amended Credit Agreement includes the Company and certain of its U.S. and European subsidiaries as borrowers. The Amended Credit Agreement provides for a fee of 0.50% per annum on the undrawn amount of the credit facility and letter of credit fees of 1.75% or 1.50% of the aggregate face amounts of standby letters of credit and documentary letters of credit, respectively. There is a $5 million sub-limit on standby letters of credit and a $1 million sub-limit on documentary letters of credit. At each of the years ended December 29, 2000 and December 31, 1999, the Company had outstanding $1.6 million of standby letters of credit.

In March 1999 and July 1998, the Company entered into term loan facilities to finance the purchase of its Tolleson, Arizona administrative, manufacturing, and warehouse facility and its Stone Mountain, Georgia manufacturing facility, respectively.

On October 15, 1997, the Company completed a $60 million Series B Senior Note offering. The proceeds were used to finance the StyroChem Europe acquisition and repay a portion of the outstanding principal and accrued interest under the revolving credit facility. The debt issuance premium on the Series B Notes is being amortized over the life of the notes. For fiscal years 2000, 1999 and 1998, premium amortization of $344,000, $322,000 and $297,000, respectively, has been recorded as a reduction of interest expense.

Each of the above agreements contain certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends, the repurchase of stock, the incurrence of additional debt, the amount of capital expenditures and additional investments and the sale or disposition of assets. The Company is also required to maintain a minimum net worth and certain financial ratios including debt to equity, current, debt coverage and earnings to interest expense. The Company is in compliance with all financial covenants.

Future debt maturities, excluding the debt premium, are as follows (in thousands):

              2001                                   $  3,617
              2002                                     45,661
              2003                                    163,929
              2004                                      4,127
              2005                                      3,153
              2006 and thereafter                       2,500
                                                     --------
                                                     $222,987
                                                     ========
5.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Leases
------

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancelable operating and capital lease arrangements.

The future minimum payments under noncancelable operating leases are as follows (in thousands):

              2001                                           $ 6,960
              2002                                             6,201
              2003                                             5,532
              2004                                             4,043
              2005                                             2,582
              2006 and thereafter                              3,096
                                                             -------
                                                             $28,414
                                                             =======

Rental expense for all operating leases was $7,447,000, $7,470,000 and $7,249,000 for fiscal years 2000, 1999 and 1998, respectively.

The future minimum payments under capital leases are as follows (in thousands):

              2001                                              $1,534
              2002                                               1,524
              2003                                               1,517
              2004                                                 899
              2005                                                 594
              2006 and thereafter                                  189
                                                                ------

              Total minimum lease payments                       6,257

              Less interest                                        932
                                                                ------
              Present value of net minimum lease payments        5,325

              Less current maturities                            1,180
                                                                ------

              Capital lease obligations                         $4,145
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

Supply Agreements
-----------------

In January 2001, the Company amended its primary North American styrene monomer supply contract. The initial term of the contract extends through December 2006. Under the amended contract, the Company is required to purchase the first 150 million pounds of its North American styrene monomer requirements from one supplier and has certain rights to purchase additional styrene monomer. Other purchasing terms were amended that resulted in a $7.7 million reduction in costs to be realized over the next three years.

In connection with the 1997 acquisition of StyroChem Europe, the Company negotiated a contract to provide a long-term supply of styrene monomer at a reduced price and with volume discounts to its European operations. The term of this contract extends through December 2001.

6. STOCKHOLDERS' EQUITY:
   ---------------------

The Company is currently authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series preferred stock. At December 29, 2000, there are issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $.01.

7. INCOME TAXES:
   -------------

The components of income (loss) before taxes by source of income are as follows (in thousands):

                                       2000           1999           1998
                                     -------         ------         ------
     United States                   $(9,034)        $ (625)        $4,261
     Non-U.S.                            448          1,341          4,475
                                     -------         ------         ------
                                     $(8,586)        $  716         $8,736
                                     =======         ======         ======

The provision (benefit) for income taxes for each of the three years in the period ended December 29, 2000 is as follows (in thousands):

                                                        2000            1999           1998
                                                      -------         -------         ------
     Current:
      Federal                                         $    --         $    --         $   47
      State                                                34              20            176
      Foreign                                               5             336            505
     Deferred                                           3,761           3,953          3,061

     Generation of net operating loss
      carryforwards (excluding generation of net
      operating loss due to discontinued
      operations in 1999 and 2000)                     (6,874)         (4,068)          (449)
                                                      -------         -------         ------
                                                      $(3,074)        $   241         $3,340
                                                      =======         =======         ======

The components of deferred taxes at December 29, 2000 and December 31, 1999 are as follows (in thousands):

                                                                     2000            1999
                                                                   -------         -------
     Deferred tax assets:
      Net operating loss carryforwards including loss
       from discontinued operations                                $23,088         $16,834
      Vacation pay and compensation accruals                           641             495
      Bad debt, inventory and returns and allowances                   252             679
      Other accruals                                                   479             920
                                                                   -------         -------
                                                                    24,460          18,928

     Deferred tax liabilities:
      Accelerated tax depreciation                                  26,833          24,513
                                                                   -------         -------

     Net deferred tax liability                                    $ 2,373         $ 5,585
                                                                   =======         =======

The provision (benefit) for income taxes varies from the amount determined by applying the United States federal statutory rate to pre-tax income as a result of the following (in thousands):

                                                            2000           1999           1998
                                                         -------          -----         ------
     United States federal statutory income tax          $(2,919)         $ 243         $2,970
     State income taxes, net of federal benefit             (259)            44            177
     Nondeductible expenses                                  112             14             77
     Foreign tax rate differential                             4            (53)          (141)
     Other                                                   (12)            (7)           257
                                                         -------          -----         ------
                                                         $(3,074)         $ 241         $3,340
                                                         =======          =====         ======

As of December 29, 2000, the Company had approximately $60.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

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

The following summarizes the stock option activity under the Plan:

                                                            2000           1999           1998
                                                          -------         -----          -----
     Options outstanding at beginning of period:           1,111          1,113          1,115
      Granted                                               --             --             --
      Exercised                                             --             --             --
      Canceled                                                (2)            (2)            (2)
                                                           -----          -----          -----
     Options outstanding at end of period                  1,109          1,111          1,113
                                                           =====          =====          =====
     Options available for grant                             140            138            136
                                                           =====          =====          =====
     Exercisable at end of period                            935            847            761
                                                           =====          =====          =====

There were no options granted during 2000, 1999 or 1998.

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

     (in thousands)                                       2000              1999              1998
                                                       -------           -------            ------
     Net income (loss)- as reported                    $(5,656)          $(6,384)           $5,396
     Net income (loss)- pro forma                       (5,942)           (6,670)            5,110

This pro forma impact may not be representative of the effects for future years and is likely to increase as additional options are granted and amortized over the vesting period.

As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                        2000           1999              1998
                                        ----           ----              ----
     Risk-free rate of interest         6.31%          6.31%             6.31%
     Expected life in years               10             10                10
     Dividend yield                        0%             0%                0%

9.  EMPLOYEE BENEFIT PLAN:
    ----------------------

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee's annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 29, 2000. Employer matching contributions to the plan amounted to approximately $729,000, $688,000 and $689,000 for each of the three years in the period ended December 29, 2000, respectively.

Certain of the Company's European subsidiaries maintain benefit plans. Pension expense related to these plans was $2,074,000 in 2000, $1,984,000 in 1999 and $1,375,000 in 1998.

10. RELATED PARTY TRANSACTIONS:
    ---------------------------

A director of the Company is a partner in the law firm which serves as the Company's primary legal counsel. During 2000, 1999 and 1998, the Company paid fees of $267,000, $652,000 and $471,000 to this firm. A former director of the Company was Senior Managing Director of an investment banking firm that performed services for the Company in 1998. During 1998, the Company paid total fees of $252,000 to this firm.

The Company licenses certain rights and provides administrative support to a related company from which approximately $6.1 million and $5.5 million was due at December 29, 2000 and December 31, 1999, respectively.

The Company has advanced $2.8 million on an interest-bearing basis to Michael T. Kennedy, the Company's Chief Executive Officer.

11. SEGMENT INFORMATION:
    --------------------

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

In January 1999, the EPS production operations located in Minton, Texas were sold by the Company's Radnor Chemical subsidiary to its WinCup subsidiary. This facility manufactures a substantial portion of the EPS utilized by the Company's domestic food packaging operations with the remainder purchased from Radnor Chemical's Canadian EPS manufacturing facility. The Company's segment information for 1998 have been restated to reflect the impact of this transaction.

The following tables summarize the Company's financial information and results of operations by segment and geographic region for fiscal years 1998 through 2000 (in thousands):

Operating:

                        Packaging
                          and     Specialty Corporate
        2000           Insulation Chemicals and Other Eliminations Consolidated
---------------------- ---------- --------- --------- ------------ ------------
Sales to Unaffiliated
 Customers             $ 247,549  $ 112,007  $ 2,971    $      --     $ 362,527
Transfers Between
 Operating Segments          190     32,127       --      (32,317)           --
Income (Loss) from
 Continuing Operations    16,621      2,527   (4,905)          --        14,243
Identifiable Assets      188,729     87,347   29,923           --       305,999
Capital Expenditures       9,684      5,512       96           --        15,292
Depreciation Expense       8,876      4,249      148           --        13,273

                        Packaging
                          and     Specialty Corporate
        1999           Insulation Chemicals and Other Eliminations Consolidated
---------------------- ---------- --------- --------- ------------ ------------
Sales to Unaffiliated
 Customers             $ 231,253  $  84,644  $ 2,218    $      --     $ 318,115
Transfers Between
 Operating Segments           --     24,298       --      (24,298)           --
Income (Loss) from
 Continuing Operations    25,016     (1,780)     (87)          --        23,149
Identifiable Assets      185,840     83,511   24,332           --       293,683
Capital Expenditures      12,643      6,915      474           --        20,032
Depreciation Expense       9,240      3,076      105           --        12,421

                        Packaging
                          and     Specialty Corporate
        1998           Insulation Chemicals and Other Eliminations Consolidated
---------------------- ---------- --------- --------- ------------ ------------
Sales to Unaffiliated
 Customers             $ 221,573  $  88,861  $   703    $      --     $ 311,137
Transfers Between
 Operating Segments           --     23,559       --      (23,559)           --
Income (Loss) from
 Continuing Operations    23,257      6,273   (1,053)          --        28,477
Identifiable Assets      172,754     85,013   21,029           --       278,796
Capital Expenditures      10,816      6,490      355           --        17,661
Depreciation Expense       8,002      2,845       86           --        10,933

Geographic:
                         United
       2000              States     Canada    Europe   Eliminations Consolidated
----------------------  ---------  --------  --------- ------------ ------------
Sales to Unaffiliated
 Customers              $ 241,247  $ 19,744  $ 101,536  $      --    $ 362,527
Transfers Between
 Geographic Segments          954    10,444         --    (11,398)          --
Income from Continuing
 Operations                 2,461     2,089      9,693         --       14,243
Identifiable Assets       227,611    11,488     66,900         --      305,999

                         United
       1999              States     Canada    Europe   Eliminations Consolidated
----------------------  ---------  --------  --------- ------------ ------------
Sales to Unaffiliated
 Customers              $ 218,090  $ 15,363  $  84,662   $      --    $ 318,115
Transfers Between
 Geographic Segments        1,207     7,692         --     (8,899)          --
Income from Continuing
 Operations                14,939     1,276      6,934         --       23,149
Identifiable Assets       217,291    11,102     65,290         --      293,683

                         United
       1998              States     Canada    Europe   Eliminations Consolidated
----------------------  ---------  --------  --------- ------------ ------------
Sales to Unaffiliated
 Customers              $ 212,004  $ 13,013  $  86,120   $      --    $ 311,137
Transfers Between
 Geographic Segments           --     8,190         --     (8,190)           --
Income from Continuing
 Operations                15,322     2,539     10,616         --        28,477
Identifiable Assets       198,269     8,248     72,279         --       278,796

12. SUPPLEMENTAL FINANCIAL INFORMATION:
    -----------------------------------

Radnor Holdings Corporation is a holding company which has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes and the $60 million Series B Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The following condensed consolidating financial statements of Radnor Holdings Corporation and Subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           As of December 29, 2000
                     (In thousands, except share amounts)

                                                          Holding      Guarantor    Non-Guarantor
                                                          Company     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                          -------     ------------  ------------   ------------  ------------
                    ASSETS
                    ------
CURRENT ASSETS
      Cash                                                 $       -    $     894     $ 2,832    $        -      $   3,726
      Accounts receivable, net                                     -       23,332      13,704             -         37,036
      Inventories, net                                             -       27,614      10,506             -         38,120
      Intercompany receivable                                      -            -       5,820        (5,820)             -
      Prepaid expenses and other                                 178       10,013       2,478             -         12,669
      Deferred tax asset                                           -        1,505         140           (28)         1,617
                                                           ---------    ---------     -------    ----------      ---------

           Total current assets                                  178       63,358      35,480        (5,848)        93,168
                                                           ---------    ---------     -------    ----------      ---------
PROPERTY, PLANT AND EQUIPMENT                                      -      182,864      55,612             -        238,476
LESS - ACCUMULATED DEPRECIATION                                    -      (38,005)     (9,078)            -        (47,083)

NET PROPERTY, PLANT AND EQUIPMENT                                  -      144,859      46,534             -        191,393
                                                           ---------    ---------     -------    ----------      ---------

INTERCOMPANY RECEIVABLE                                       15,693       10,608           -       (26,301)             -
INVESTMENT IN SUBSIDIARIES                                   106,153        7,005           -      (113,158)             -
DEFERRED TAX ASSET                                             3,852            -           -        (3,852)             -
OTHER ASSETS                                                   4,614       11,838       4,986             -         21,438
                                                           ---------    ---------     -------    ----------      ---------

           Total assets                                    $ 130,490    $ 237,668     $87,000    $ (149,159)     $ 305,999
                                                           =========    =========     =======    ==========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
      Accounts payable                                     $       -    $  36,806     $15,579    $        -      $  52,385
      Accrued liabilities                                      1,268       14,012       4,589             -         19,869
      Intercompany Payable                                         -        9,492           -        (9,492)             -
      Current deferred tax liability                               -            -          28           (28)             -
      Current portion of long-term debt and capital                                                                      -
           lease obligations                                       -        4,288         509             -          4,797
                                                           ---------    ---------     -------    ----------      ---------

           Total current liabilities                           1,268       64,598      20,705        (9,520)        77,051
                                                           ---------    ---------     -------    ----------      ---------

LONG-TERM DEBT, net of current portion                       161,196       49,226      10,144             -        220,566
                                                           ---------    ---------     -------    ----------      ---------
CAPITAL LEASE OBLIGATIONS, net of current portion                  -        3,495         650             -          4,145
                                                           ---------    ---------     -------    ----------      ---------
INTERCOMPANY PAYABLE                                               -            -      43,820       (43,820)             -
                                                           ---------    ---------     -------    ----------      ---------
DEFERRED TAX LIABILITY                                             -        7,482         360        (3,852)         3,990
                                                           ---------    ---------     -------    ----------      ---------
OTHER NONCURRENT LIABILITIES                                       -        2,058           -                        2,058
                                                           ---------    ---------     -------    ----------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Voting and nonvoting common stock, 22,700 shares
           authorized 6,245 shares issued and outstanding          1            4          22           (26)             1
      Additional paid-in capital                               9,164       97,634       4,517       (91,928)        19,387
      Retained earnings (deficit)                            (41,139)      21,348       8,831             7        (10,953)
      Cumulative translation adjustment                            -       (8,177)     (2,049)          (20)       (10,246)
                                                           ---------    ---------     -------    ----------      ---------

           Total stockholders' equity                        (31,974)     110,809      11,321       (91,967)        (1,811)
                                                           ---------    ---------     -------    ----------      ---------

           Total liabilities and stockholders' equity      $ 130,490    $ 237,668     $87,000    $ (149,159)     $ 305,999
                                                           =========    =========     =======    ==========      =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the fiscal year ended December 29, 2000
                                (In thousands)

                                                         Holding      Guarantor    Non-Guarantor
                                                         Company     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                         -------     ------------  ------------   ------------   ------------
NET SALES                                               $      -     $ 242,860      $ 131,065     $ (11,398)      $ 362,527

COST OF GOODS SOLD                                             -       189,723         98,929       (11,398)        277,254
                                                        --------     ---------      ---------     ---------       ---------

GROSS PROFIT                                                   -        53,137         32,136             -          85,273

OPERATING EXPENSES:
      Distribution                                             -        18,392          7,611             -          26,003
      Selling, general and administrative                      -        34,244         10,783             -          45,027
                                                        --------     ---------      ---------     ---------       ---------

INCOME FROM CONTINUING OPERATIONS                              -           501         13,742             -          14,243

OTHER EXPENSE:
      Interest, net                                            -        16,910          4,815             -          21,725
      Other, net                                               -        (5,354)         6,458             -           1,104
                                                        --------     ---------      ---------     ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES
      AND DISCONTINUED OPERATIONS                              -       (11,055)         2,469             -          (8,586)

PROVISION (BENEFIT) FOR INCOME TAXES:
      Current                                                  -            15             24             -              39
      Deferred                                                 -        (3,112)            (1)            -          (3,113)
                                                        --------     ---------      ---------     ---------       ---------
                                                               -        (3,097)            23             -          (3,074)
                                                        --------     ---------      ---------     ---------       ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                   -        (7,958)         2,446             -          (5,512)

LOSS FROM DISCONTINUED OPERATIONS                            144             -              -             -             144
                                                        --------     ---------      ---------     ---------       ---------

NET INCOME (LOSS)                                       $   (144)    $  (7,958)     $   2,446     $       -       $  (5,656)
                                                        ========     =========      =========     =========       =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the fiscal year ended December 29, 2000
                                (In thousands)

                                                         Holding      Guarantor    Non-Guarantor
                                                         Company     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                         -------     ------------  ------------  ------------   ------------
Net cash provided by (used in) operating activities:
                                                        $ (7,225)     $  6,600        $  (767)     $      -       $  (1,392)

Cash flows from investing activities:
      Capital expenditures                                     -       (11,920)        (3,372)            -         (15,292)
      Increase in other assets                             1,001        (2,673)        (1,805)            -          (3,477)
                                                        --------      --------        -------      --------       ---------

Net cash provided by (used in) investing activities        1,001       (14,593)        (5,177)            -         (18,769)
                                                        --------      --------        -------      --------       ---------
Cash flows from financing activities:
      Net borrowings on bank financed debt and
        unsecured notes payable                                -         9,420          8,108             -          17,528
      Net payments on capital lease obligations                -          (855)          (234)            -          (1,089)
      Change in intercompany, net                          6,224        (2,783)        (3,441)            -               -
                                                        --------      --------        -------      --------       ---------

Net cash provided by financing activities                  6,224         5,782          4,433             -          16,439
                                                        --------      --------        -------      --------       ---------

Effect of exchange rate changes on cash                        -           191           (322)            -            (131)
                                                        --------      --------        -------      --------       ---------

Net decrease in cash                                           -        (2,020)        (1,833)            -          (3,853)

Cash, beginning of period                                      -         2,914          4,665             -           7,579
                                                        --------      --------        -------      --------       ---------

Cash, end of period                                     $      -      $    894        $ 2,832      $      -       $   3,726
                                                        ========      ========        =======      ========       =========

                                     F-20

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           As of December 31, 1999
                     (In thousands, except share amounts)

                                                            Holding      Guarantor    Non-Guarantor
                                                            Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                            -------     ------------  ------------  ------------  ------------
                    ASSETS
                    ------
CURRENT ASSETS
      Cash                                                 $       -     $  2,914     $ 4,665     $       -       $  7,579
      Accounts receivable, net                                     -       18,905      10,230             -         29,135
      Inventories, net                                             -       25,130       9,651             -         34,781
      Intercompany receivable                                      -            -       1,990        (1,990)             -
      Prepaid expenses and other                                 330        4,847       1,303             -          6,480
      Deferred tax asset                                           -        1,514         142             4          1,660
                                                           ---------     --------     -------     ---------       --------

           Total current assets                                  330       53,310      27,981        (1,986)        79,635
                                                           ---------     --------     -------     ---------       --------

PROPERTY, PLANT AND EQUIPMENT                                      -      170,925      55,422             -        226,347
LESS - ACCUMULATED DEPRECIATION                                    -      (27,870)     (6,365)            -        (34,235)
                                                           ---------     --------     -------     ---------       --------

NET PROPERTY, PLANT AND EQUIPMENT                                  -      143,055      49,057             -        192,112
                                                           ---------     --------     -------     ---------       --------

INTERCOMPANY RECEIVABLE                                       21,917        4,518           -       (26,435)             -
INVESTMENT IN SUBSIDIARIES                                   106,153        7,005           -      (113,158)             -
DEFERRED TAX ASSET                                             3,775            -           -        (3,775)             -
OTHER ASSETS                                                   6,071       12,617       3,248             -         21,936
                                                           ---------     --------     -------     ---------       --------

           Total assets                                    $ 138,246     $220,505     $80,286     $(145,354)      $293,683
                                                           =========     ========     =======     =========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                     $       -     $ 25,567     $13,880     $       -       $ 39,447
      Accrued liabilities                                      3,590       13,881       6,015             -         23,486
      Intercompany Payable                                         -        3,354           -        (3,354)             -
      Current deferred tax liability                               -           (4)          -             4              -
      Current portion of long-term debt and capital                                                       -              -
           lease obligations                                       -        3,457         361             -          3,818
                                                           ---------     --------     -------     ---------       --------

           Total current liabilities                           3,590       46,255      20,256        (3,350)        66,751
                                                           ---------     --------     -------     ---------       --------

LONG-TERM DEBT, net of current portion                       161,540       42,132       2,592             -        206,264
                                                           ---------     --------     -------     ---------       --------
CAPITAL LEASE OBLIGATIONS, net of current portion                  -        4,423         912             -          5,335
                                                           ---------     --------     -------     ---------       --------
INTERCOMPANY PAYABLE                                               -            -      46,262       (46,262)             -
                                                           ---------     --------     -------     ---------       --------
DEFERRED TAX LIABILITY                                             -       10,608         412        (3,775)         7,245
                                                           ---------     --------     -------     ---------       --------
OTHER NONCURRENT LIABILITIES                                       -          514           -             -            514
                                                           ---------     --------     -------     ---------       --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Voting and nonvoting common stock, 22,700 shares
           authorized 6,245 shares issued and outstanding          1            4          22           (26)             1
      Additional paid-in capital                               9,164       97,634       4,517       (91,928)        19,387
      Retained earnings (deficit)                            (36,049)      24,360       6,385             7         (5,297)
      Cumulative translation adjustment                            -       (5,425)     (1,072)          (20)        (6,517)
                                                           ---------     --------     -------     ---------       --------

           Total stockholders' equity                        (26,884)     116,573       9,852       (91,967)         7,574
                                                           ---------     --------     -------     ---------       --------

           Total liabilities and stockholders' equity      $ 138,246     $220,505     $80,286     $(145,354)      $293,683
                                                           =========     ========     =======     =========       ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the fiscal year ended December 31, 1999
                                (In thousands)


                                                          Holding     Guarantor    Non-Guarantor
                                                          Company    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                          -------    ------------  ------------   ------------   ------------
NET SALES                                               $      -      $219,493       $107,521     $  (8,899)       $318,115

COST OF GOODS SOLD                                             -       156,589         78,819        (8,899)        226,509
                                                        --------      --------       --------     ---------        --------

GROSS PROFIT                                                   -        62,904         28,702             -          91,606

OPERATING EXPENSES:
      Distribution                                             -        16,736          7,799             -          24,535
      Selling, general and administrative                      -        31,457         12,465             -          43,922
                                                        --------      --------       --------     ---------        --------

INCOME FROM CONTINUING OPERATIONS                              -        14,711          8,438             -          23,149

OTHER EXPENSE:
      Interest, net                                            -        15,259          5,811             -          21,070
      Other, net                                               -       (11,308)           823        11,848           1,363
                                                        --------      --------       --------     ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES
      AND DISCONTINUED OPERATIONS                              -        10,760          1,804       (11,848)            716

PROVISION (BENEFIT) FOR INCOME TAXES:
      Current                                                  -          (138)           494             -             356
      Deferred                                                 -           (84)           (31)            -            (115)
                                                        --------      --------       --------     ---------        --------
                                                               -          (222)           463             -             241
                                                        --------      --------       --------     ---------        --------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                   -        10,982          1,341       (11,848)            475

LOSS FROM DISCONTINUED OPERATIONS                          6,859             -              -             -           6,859
                                                        --------      --------       --------     ---------        --------

NET INCOME (LOSS)                                       $ (6,859)     $ 10,982       $  1,341     $ (11,848)       $ (6,384)
                                                        ========      ========       ========     =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the fiscal year ended December 31, 1999
                                (In thousands)


                                                              Holding      Guarantor    Non-Guarantor
                                                              Company     Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                                              -------     ------------  ------------    ------------   ------------
Net cash provided by (used in) operating activities:
                                                             $ (7,008)     $ 12,729       $ 10,551       $     -        $ 16,272

Cash flows from investing activities:
      Capital expenditures                                          -       (15,598)        (4,434)            -         (20,032)
      Increase in other assets                                    940        (4,019)          (520)            -          (3,599)
                                                             --------      --------       --------       -------        --------

Net cash provided by (used in) investing activities               940       (19,617)        (4,954)            -         (23,631)
                                                             --------      --------       --------       -------        --------
Cash flows from financing activities:
      Net borrowings on bank financed debt and
        unsecured notes payable                                     -        11,781            269             -          12,050
      Net borrowings (payments) on capital lease obligations        -          (785)           159             -            (626)
      Change in intercompany, net                               6,068        (1,876)        (4,192)            -               -
                                                             --------      --------       --------       -------        --------

Net cash provided by financing activities                       6,068         9,120         (3,764)            -          11,424
                                                             --------      --------       --------       -------        --------

Effect of exchange rate changes on cash                             -          (195)          (266)            -            (461)
                                                             --------      --------       --------       -------        --------

Net decrease in cash                                                -         2,037          1,567             -           3,604

Cash, beginning of period                                           -           877          3,098             -           3,975
                                                             --------      --------       --------       -------        --------

Cash, end of period                                          $      -      $  2,914       $  4,665       $     -        $  7,579
                                                             ========      ========       ========       =======        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the fiscal year ended December 25, 1998
                                (In thousands)

                                                          Holding     Guarantor      Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          -------    ------------    -------------   ------------    ------------
NET SALES                                                 $     -    $    212,004    $     107,323   $     (8,190)   $    311,137

COST OF GOODS SOLD                                              -         155,038           73,843         (8,190)        220,691
                                                          -------    ------------    -------------   ------------    ------------
GROSS PROFIT                                                    -          56,966           33,480              -          90,446

OPERATING EXPENSES:
    Distribution                                                -          15,651            7,353              -          23,004
    Selling, general and administrative                         -          26,446           12,943           (424)         38,965
                                                          -------    ------------    -------------   ------------    ------------
INCOME FROM OPERATIONS                                          -          14,869           13,184            424          28,477

OTHER EXPENSE:
    Interest, net                                               -          12,916            5,860              -          18,776
    Other, net                                                  -          (3,473)           2,815          1,623             965
                                                          -------    ------------    -------------   ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                               -           5,426            4,509         (1,199)          8,736

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                     -             248              480              -             728
    Deferred                                                    -           2,573               39              -           2,612
                                                          -------    ------------    -------------   ------------    ------------
                                                                -           2,821              519              -           3,340
                                                          -------    ------------    -------------   ------------    ------------
NET INCOME (LOSS)                                         $     -    $      2,605    $       3,990   $     (1,199)   $      5,396
                                                          =======    ============    =============   ============    ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the fiscal year ended December 25, 1998
                                (In thousands)

                                                          Holding     Guarantor      Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                          -------    ------------    -------------   ------------    ------------
Net cash provided by (used in) operating activities:      $(3,315)   $     19,647    $         812   $          -    $     17,144

Cash flows from investing activities:
    Capital expenditures                                        -         (11,937)          (5,724)             -         (17,661)
    Acquisition of StyroChem Europe, net of cash acquired    (376)              -               31              -            (345)
    Acquisition of Epsilevy Oy, net of cash acquired            -               -             (794)             -            (794)
    Increase in other assets                               (2,044)         (7,795)            (302)             -         (10,141)
                                                          -------    ------------    -------------   ------------    ------------
Net cash provided by (used in) investing activities        (2,420)        (19,732)          (6,789)             -         (28,941)
                                                          -------    ------------    -------------   ------------    ------------
Cash flows from financing activities:
    Net borrowings on bank financed debt and
     unsecured notes payable                                    -           5,016              811              -           5,827
    Net borrowings (payments) on capital lease obligations      -           4,498                -              -           4,498
    Payments of dividends                                  (1,500)              -                -              -          (1,500)
    Other                                                                  (1,956)               -              -          (1,956)
    Change in intercompany, net                             7,235          (8,966)           1,731              -               -
                                                          -------    ------------    -------------   ------------    ------------
Net cash provided by financing activities                   5,735          (1,408)           2,542              -           6,869
                                                          -------    ------------    -------------   ------------    ------------
Effect of exchange rate changes on cash                         -           1,386           (1,293)             -              93
                                                          -------    ------------    -------------   ------------    ------------
Net decrease in cash                                            -            (107)          (4,728)             -          (4,835)

Cash, beginning of period                                       -             984            7,826              -           8,810
                                                          -------    ------------    -------------   ------------    ------------
Cash, end of period                                       $     -    $        877    $       3,098   $          -    $      3,975
                                                          =======    ============    =============   ============    ============