Form 10-Q
period 2001-03-30
RADNOR HOLDINGS CORP
filed 2001-05-04
CIK 1029893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                March 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the transition period from _____ to _____

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

                                Yes [X] No [_]

   The number of shares outstanding of the Registrant's common stock as of
                                 May 3, 2001:

                                                              Number
                         Class                              of Shares
          ------------------------------------------------- ----------

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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                       March 30,      December 29,
                                                                                          2001            2000
                                                                                      -----------     ------------
                                                                                      (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS
      Cash                                                                            $     3,197      $     3,726
      Accounts receivable, net                                                             37,472           37,036
      Inventories, net                                                                     42,513           38,120
      Prepaid expenses and other                                                           13,189           12,669
      Deferred tax asset                                                                    1,611            1,617
                                                                                      -----------     ------------

           Total current assets                                                            97,982           93,168
                                                                                      -----------     ------------

PROPERTY, PLANT AND EQUIPMENT                                                             240,414          238,476
LESS - ACCUMULATED DEPRECIATION                                                           (50,026)         (47,083)
                                                                                      -----------     ------------

NET PROPERTY, PLANT AND EQUIPMENT                                                         190,388          191,393
                                                                                      -----------     ------------

OTHER ASSETS                                                                               22,162           21,438
                                                                                      -----------     ------------

           Total assets                                                               $   310,532      $   305,999
                                                                                      ===========     ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES
      Accounts payable                                                                $    52,191      $    52,385
      Accrued liabilities                                                                  22,008           19,869
      Current portion of long-term debt and capital
           lease obligations                                                                5,432            4,797
                                                                                      -----------     ------------

           Total current liabilities                                                       79,631           77,051
                                                                                      -----------     ------------

LONG-TERM DEBT, net of current portion                                                    230,256          220,566
                                                                                      -----------     ------------
CAPITAL LEASE OBLIGATIONS, net of current portion                                           3,794            4,145
                                                                                      -----------     ------------
DEFERRED TAX LIABILITY                                                                      2,554            3,990
                                                                                      -----------     ------------
OTHER NONCURRENT LIABILITIES                                                                2,065            2,058
                                                                                      -----------     ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Voting and nonvoting common stock, 22,700 shares authorized,
           6,245 shares issued and outstanding                                                  1                1
      Additional paid-in capital                                                           19,387           19,387
      Retained deficit                                                                    (13,783)         (10,953)
      Cumulative translation adjustment                                                   (13,373)         (10,246)
                                                                                      -----------     ------------

           Total stockholders' equity (deficit)                                            (7,768)          (1,811)
                                                                                      -----------     ------------

           Total liabilities and stockholders' equity                                 $   310,532      $   305,999
                                                                                      ===========     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (In thousands)

                                                                                    For the three months ended
                                                                                    ---------------------------
                                                                                     March 30,        March 31,
                                                                                       2001             2000
                                                                                    ----------      -----------
NET SALES                                                                            $ 79,366         $ 81,315

COST OF GOODS SOLD                                                                     62,798           63,139
                                                                                    ---------        ---------

GROSS PROFIT                                                                           16,568           18,176

OPERATING EXPENSES:
      Distribution                                                                      5,793            5,868
      Selling, general and administrative                                               9,486           10,749
                                                                                    ---------        ---------

INCOME FROM OPERATIONS                                                                  1,289            1,559

OTHER EXPENSE:
      Interest, net                                                                     5,385            5,419
      Other, net                                                                          326              163
                                                                                    ---------        ---------

LOSS BEFORE INCOME TAXES                                                               (4,422)          (4,023)

BENEFIT FOR INCOME TAXES:
      Current                                                                            (177)            (322)
      Deferred                                                                         (1,415)          (1,207)
                                                                                    ---------        ---------
                                                                                       (1,592)          (1,529)
                                                                                    ---------        ---------

NET LOSS                                                                             $ (2,830)        $ (2,494)
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                 For the three months ended
                                                                 --------------------------
                                                                 March 30,        March 31,
                                                                   2001             2000
                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $ (2,830)        $ (2,494)
    Adjustments to reconcile net loss to cash used
       in operating activities-
         Depreciation and amortization                              4,782            4,665
         Deferred income taxes                                     (1,415)          (1,207)
         Changes in operating assets and liabilities, net of
            acquisition and disposition of businesses-
              Accounts receivable, net                             (1,416)          (7,571)
              Inventories, net                                     (5,108)          (6,298)
              Prepaid expenses and other                             (952)            (871)
              Accounts payable                                        719            3,573
              Accrued liabilities and other                         2,414              523
                                                                 --------         --------
                 Net cash used in continuing operations            (3,806)          (9,680)

                 Net cash used in discontinued operations             (15)          (1,144)
                                                                 --------         --------
                 Net cash used in operating activities             (3,821)         (10,824)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                           (5,358)          (2,332)
    Increase in other assets                                       (1,819)            (785)
                                                                 --------         --------
                 Net cash used in investing activities             (7,177)          (3,117)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on bank financed debt and
       unsecured notes payable                                     11,258            9,670
    Net payments on capital lease obligations                        (286)            (265)
                                                                 --------         --------
                 Net cash provided by financing activities         10,972            9,405
                                                                 --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (503)            (112)
                                                                 --------         --------
NET DECREASE IN CASH                                                 (529)          (4,648)

CASH, beginning of period                                           3,726            7,579
                                                                 --------         --------
CASH, end of period                                              $  3,197         $  2,931
                                                                 ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                                $  1,423         $    976
                                                                 ========         ========
    Income taxes paid, net of refunds of $168 in 2000            $      -         $   (152)
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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                  (Unaudited)
                                (In thousands)


                                           For the three months ended
                                          ------------------------------
                                           March 30,           March 31,
                                             2001                2000
                                          -----------         ----------

Sales to Unaffiliated Customers:
   Packaging and Insulation                  $ 56,345           $ 54,760
   Specialty Chemicals                         29,952             30,933
   Corporate and Other                            601                834
   Transfers Between Operating
      Segments/(1)/                            (7,532)            (5,212)
                                          -----------         ----------
                Consolidated                 $ 79,366           $ 81,315
                                          -----------         ----------

Operating Income (Loss):
   Packaging and Insulation                  $  3,559           $  4,677
   Specialty Chemicals                           (976)            (1,745)
   Corporate and Other                         (1,294)            (1,373)
                                          -----------         ----------
                Consolidated                 $  1,289           $  1,559
                                          -----------         ----------

Income (Loss) from Operations
 before Income Taxes:
   Packaging and Insulation                     $ 531           $  1,225
   Specialty Chemicals                         (2,563)            (2,604)
   Corporate and Other                         (2,390)            (2,644)
                                          -----------         ----------
                Consolidated                 $ (4,422)          $ (4,023)
                                          -----------         ----------


/(1)/ Transfers between operating segments reflect the sale of EPS bead from the specialty chemicals operating segment to the packaging and insulation operating segment.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY GEOGRAPHIC REGION
                                  (Unaudited)
                                (In thousands)


                                           For the three months ended
                                          -----------------------------
                                           March 30,           March 31,
                                             2001                2000
                                          -----------        -----------
Sales to Unaffiliated Customers:
   United States                           $   55,807        $    55,982
   Canada                                       7,511              7,088
   Europe                                      19,480             19,880
   Transfers Between Geographic
      Regions /1/                              (3,432)            (1,635)
                                          -----------        -----------
                Consolidated               $   79,366        $    81,315
                                          -----------        -----------

Operating Income (Loss):
   United States                           $      965        $       505
   Canada                                         618                224
   Europe                                        (294)               830
                                          -----------        -----------
                Consolidated               $    1,289        $     1,559
                                          -----------        -----------
Income (Loss) from Operations
 before Income Taxes:
   United States                           $   (2,954)       $    (3,378)
   Canada                                         199               (273)
   Europe                                      (1,667)              (372)
                                          -----------        -----------
                Consolidated               $   (4,422)       $    (4,023)
                                          -----------        -----------

/1/ Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemical operations to its domestic food packaging operations as well as the sale of product from the Company's domestic food packaging operations to its European food packaging operations.

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

(3)  INVENTORIES

     The components of inventories were as follows (in thousands):

                                          March 30,          December 29,
                                            2001                  2000
                                         -----------         ------------

     Raw Materials                       $   9,529            $  11,911
     Work in Process                         1,850                1,459
     Finished Goods                         31,134               24,750
                                         ---------            ---------
                                         $  42,513            $  38,120
                                         =========            =========

(4)  INTEREST EXPENSE

     Included in interest expense was $375,000 of amortization of deferred financing costs for the three months ended March 30, 2001 and March 31, 2000. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $87,000 and $84,000 for three months ended March 30, 2001 and March 31, 2000, respectively, was also included in interest expense.

(5)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net loss and non-owner changes in equity. The Company had comprehensive income as follows (in thousands):

                                                   Three Months Ended
                                               -------------------------
                                                 March 30,     March 31,
                                                   2001          2000
                                               -----------    ----------
     Net Loss                                  $  (2,830)     $  (2,494)
     Foreign Currency Translation Adjustment      (3,127)        (2,286)
                                               ---------      ---------
              Comprehensive Loss               $  (5,957)     $  (4,780)
                                               =========      =========

(6)  SUPPLEMENTAL FINANCIAL INFORMATION

     Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company's $100 million Series A Senior Notes and the $60 million Series B Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-
     X:

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             As of March 30, 2001
                     (In thousands, except share amounts)

                                                                  Holding     Guarantor   Non-Guarantor
                                                                  Company   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                  -------   ------------  ------------   ------------  ------------
                   ASSETS
                   ------
CURRENT ASSETS
     Cash                                                     $         -   $        107  $      3,090   $          -   $     3,197
     Accounts receivable, net                                           -         23,375        14,097              -        37,472
     Inventories, net                                                   -         32,337        10,176              -        42,513
     Intercompany receivable                                            -              -         6,484         (6,484)            -
     Prepaid expenses and other                                       179         10,586         2,424              -        13,189
     Deferred tax asset                                                 -          1,505           134            (28)        1,611
                                                              -----------   ------------  ------------   ------------   -----------
         Total current assets                                         179         67,910        36,405         (6,512)       97,982
                                                              -----------   ------------  ------------   ------------   -----------
PROPERTY, PLANT AND EQUIPMENT                                           -        185,673        54,741              -       240,414
LESS - ACCUMULATED DEPRECIATION                                         -        (40,746)       (9,280)             -       (50,026)
                                                              -----------   ------------  ------------   ------------   -----------
NET PROPERTY, PLANT AND EQUIPMENT                                       -        144,927        45,461              -       190,388
                                                              -----------   ------------  ------------   ------------   -----------

INTERCOMPANY RECEIVABLE                                            18,706         20,833             -        (39,539)            -
INVESTMENT IN SUBSIDIARIES                                        106,153          7,005             -       (113,158)            -
DEFERRED TAX ASSET                                                  3,851              -             -         (3,851)            -
OTHER ASSETS                                                        4,255         12,364         5,543              -        22,162
                                                              -----------   ------------  ------------   ------------   -----------
         Total assets                                         $   133,144   $    253,039  $     87,409   $   (163,060)  $   310,532
                                                              ===========   ============  ============   ============   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
     Accounts payable                                         $         -   $     36,496  $     15,695   $          -   $    52,191
     Accrued liabilities                                            5,254         11,843         4,911              -        22,008
     Intercompany Payable                                               -          9,572             -         (9,572)            -
     Current deferred tax liability                                     -              -            28            (28)            -
     Current portion of long-term debt and capital
         lease obligations                                              -          4,358         1,074              -         5,432
                                                              -----------   ------------  ------------   ------------   -----------
         Total current liabilities                                  5,254         62,269        21,708         (9,600)       79,631
                                                              -----------   ------------  ------------   ------------   -----------

LONG-TERM DEBT, net of current portion                            161,109         55,121        14,026              -       230,256
                                                              -----------   ------------  ------------   ------------   -----------
CAPITAL LEASE OBLIGATIONS, net of current portion                       -          3,241           553              -         3,794
                                                              -----------   ------------  ------------   ------------   -----------
INTERCOMPANY PAYABLE                                                    -         16,560        41,082        (57,642)            -
                                                              -----------   ------------  ------------   ------------   -----------
DEFERRED TAX LIABILITY                                                  -          6,067           338         (3,851)        2,554
                                                              -----------   ------------  ------------   ------------   -----------
OTHER NONCURRENT LIABILITIES                                            -          2,065             -              -         2,065
                                                              -----------   ------------  ------------   ------------   -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Voting and nonvoting common stock, 22,700 shares
         authorized 6,245 shares issued and outstanding                 1              4            22            (26)            1
     Additional paid-in capital                                     9,164         97,634         4,517        (91,928)       19,387
     Retained earnings (deficit)                                  (42,384)        20,691         7,903              7       (13,783)
     Cumulative translation adjustment                                  -        (10,613)       (2,740)           (20)      (13,373)
                                                              -----------   ------------  ------------   ------------   -----------
         Total stockholders' equity                               (33,219)       107,716         9,702        (91,967)       (7,768)
                                                              -----------   ------------  ------------   ------------   -----------
         Total liabilities and stockholders' equity           $   133,144   $    253,039  $     87,409   $   (163,060)  $   310,532
                                                              ===========   ============  ============   ============   ===========

                         RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                           For the three months ended March 30, 2001
                                         (In thousands)


                                                                Holding    Guarantor      Non-Guarantor
                                                                Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                              ----------  ------------   -------------   ------------   ------------
NET SALES                                                       $     -     $ 56,040      $ 26,758        $ (3,432)      $ 79,366

COST OF GOODS SOLD                                                    -       44,642        21,588          (3,432)        62,798
                                                              ----------  ------------   -------------   ------------   ------------
GROSS PROFIT                                                          -       11,398         5,170               -         16,568

OPERATING EXPENSES:
     Distribution                                                     -        4,099         1,694                         5,793
     Selling, general and administrative                              -        6,867         2,619                         9,486
                                                              ----------  ------------   -------------   ------------   ------------
INCOME FROM OPERATIONS                                                -          432           857               -          1,289

OTHER EXPENSE:
     Interest, net                                                    -        4,164         1,221                          5,385
     Other, net                                                       -         (229)          555                            326
                                                              ----------  ------------   -------------   ------------   ------------
LOSS BEFORE INCOME TAXES                                              -       (3,503)         (919)              -         (4,422)

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                          -         (186)            9                           (177)
     Deferred                                                         -       (1,415)            -                         (1,415)
                                                              ----------  ------------   -------------   ------------   ------------
                                                                      -       (1,601)            9               -         (1,592)
                                                              ----------  ------------   -------------   ------------   ------------
NET LOSS                                                        $     -     $ (1,902)     $   (928)       $      -       $ (2,830)
                                                              ==========  ============   =============   ============   ============

                         RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the three months ended March 30, 2001
                                         (In thousands)

                                                                    Holding     Guarantor    Non-Guarantor
                                                                    Company   Subsidiaries   Subsidiaries  Eliminations Consolidated
                                                                    -------   ------------   ------------  ------------ ------------
Net cash provided by (used in) operating activities:

                                                                      $ 2,762   $ (5,238)    $ (1,345)                  $ (3,821)

Cash flows from investing activities:
     Capital expenditures                                                   -     (2,805)      (2,553)                    (5,358)
     Change in other assets                                               251     (1,473)        (597)                    (1,819)
                                                                    ---------  ---------   ----------     ---------    ---------
Net cash provided by (used in) investing activities                       251     (4,278)      (3,150)            -       (7,177)
                                                                    ---------  ---------   ----------     ---------    ---------
Cash flows from financing activities:
     Net borrowings on bank financed debt and
       unsecured notes payable                                              -      5,936        5,322                     11,258
     Net borrowings (payments) on capital lease obligations                 -       (225)         (61)                      (286)
     Change in intercompany, net                                       (3,013)     3,216         (203)                         -
                                                                    ---------  ---------   ----------     ---------    ---------
Net cash provided by (used in) financing activities                    (3,013)     8,927        5,058             -       10,972
                                                                    ---------  ---------   ----------     ---------    ---------
Effect of exchange rate changes on cash                                     -       (198)        (305)                      (503)
                                                                    ---------  ---------   ----------     ---------    ---------
Net increase (decrease) in cash                                             -       (787)         258             -         (529)

Cash, beginning of period                                                   -        894        2,832             -        3,726
                                                                    ---------  ---------   ----------     ---------    ---------
Cash, end of period                                                  $      -   $    107     $  3,090      $      -     $  3,197
                                                                    =========  =========   ==========     =========    =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            As of December 29, 2000
                     (In thousands, except share amounts)

                                                           Holding      Guarantor      Non-Guarantor
                                                           Company     Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                           ---------   ------------    -------------    ------------   ------------
                         ASSETS
                         ------
CURRENT ASSETS
     Cash                                                  $       -     $     894        $ 2,832       $        -     $   3,726
     Accounts receivable, net                                      -        23,332         13,704                -        37,036
     Inventories, net                                              -        27,614         10,506                -        38,120
     Intercompany receivable                                       -             -          5,820           (5,820)            -
     Prepaid expenses and other                                  178         10,013         2,478                -        12,669
     Deferred tax asset                                            -          1,505           140              (28)        1,617
                                                           ---------   ------------    -------------    ------------   ------------

         Total current assets                                    178         63,358        35,480           (5,848)       93,168
                                                           ---------   ------------    -------------    ------------   ------------

PROPERTY, PLANT AND EQUIPMENT                                     -         182,864        55,612                -       238,476
LESS - ACCUMULATED DEPRECIATION                                   -         (38,005)       (9,078)               -       (47,083)
                                                           ---------   ------------    -------------    ------------   ------------

NET PROPERTY, PLANT AND EQUIPMENT                                 -         144,859        46,534                -       191,393
                                                           ---------   ------------    -------------    ------------   ------------

INTERCOMPANY RECEIVABLE                                      15,693          10,608             -          (26,301)            -
INVESTMENT IN SUBSIDIARIES                                  106,153           7,005             -         (113,158)            -
DEFERRED TAX ASSET                                            3,852               -             -           (3,852)            -
OTHER ASSETS                                                  4,614          11,838         4,986                -        21,438
                                                           ---------   ------------    -------------    ------------   ------------

         Total assets                                     $ 130,490       $ 237,668       $87,000        $(149,159)    $ 305,999
                                                           =========   ============    =============    ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                        $       -       $  36,806       $15,579       $       -     $  52,385
  Accrued liabilities                                         1,268          14,012         4,589               -        19,869
  Intercompany Payable                                            -           9,492             -          (9,492)            -
  Current deferred tax liability                                  -               -            28             (28)            -
  Current portion of long-term debt and capital
      lease obligations                                           -           4,288           509               -         4,797
                                                           ---------   ------------    -------------    ------------   ------------
      Total current liabilities                               1,268          64,598        20,705          (9,520)       77,051
                                                           ---------   ------------    -------------    ------------   ------------

LONG-TERM DEBT, net of current portion                      161,196          49,226        10,144               -       220,566
                                                           ---------   ------------    -------------    ------------   ------------
CAPITAL LEASE OBLIGATIONS, net of current portion                 -           3,495           650               -         4,145
                                                           ---------   ------------    -------------    ------------   ------------
INTERCOMPANY PAYABLE                                              -               -        43,820         (43,820)            -
                                                           ---------   ------------    -------------    ------------   ------------
DEFERRED TAX LIABILITY                                            -           7,482           360          (3,852)        3,990
                                                           ---------   ------------    -------------    ------------   ------------
OTHER NONCURRENT LIABILITIES                                      -           2,058             -               -         2,058
                                                           ---------   ------------    -------------    ------------   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Voting and nonvoting common stock, 22,700 shares
         authorized 6,245 shares issued and outstanding           1               4            22             (26)            1
      Additional paid-in capital                              9,164          97,634         4,517         (91,928)       19,387
      Retained earnings (deficit)                           (41,139)         21,348         8,831               7       (10,953)
      Cumulative translation adjustment                           -          (8,177)       (2,049)            (20)      (10,246)
                                                           ---------   ------------    -------------    ------------   ------------

         Total stockholders' equity                         (31,974)        110,809        11,321         (91,967)       (1,811)
                                                           ---------   ------------    -------------    ------------   ------------

         Total liabilities and stockholders' equity       $ 130,490       $ 237,668       $87,000       $(149,159)    $ 305,999
                                                           =========   ============    =============    ============   ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   For the three months ended March 31, 2000
                                (In thousands)

                                                          Holding     Guarantor      Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                          -------    ------------    -------------    ------------    ------------
NET SALES                                                 $     -    $     56,107    $      26,843    $    (1,635)    $     81,315

COST OF GOODS SOLD                                              -          43,864           20,910         (1,635)          63,139
                                                          -------    ------------    -------------    -----------     ------------
GROSS PROFIT                                                    -          12,243            5,933              -           18,176

OPERATING EXPENSES:
    Distribution                                                -           4,188            1,680              -            5,868
    Selling, general and administrative                         -           7,912            2,837              -           10,749
                                                          -------    ------------    -------------    -----------     ------------
INCOME FROM OPERATIONS                                          -             143            1,416              -            1,559

OTHER EXPENSE:
     Interest, net                                              -           4,144            1,275              -            5,419
     Other, net                                                 -            (257)             420              -              163
                                                          -------    ------------    -------------    -----------     ------------
LOSS BEFORE INCOME TAXES                                        -          (3,744)            (279)             -           (4,023)

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                     -            (309)             (13)             -             (322)
    Deferred                                                    -          (1,207)               -              -           (1,207)
                                                          -------    ------------    -------------    -----------     ------------
                                                                -          (1,516)             (13)             -           (1,529)
                                                          -------    ------------    -------------    -----------     ------------
NET LOSS                                                  $     -    $     (2,228)   $        (266)   $         -     $     (2,494)
                                                          =======    ============    =============    ===========     ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 2000
                                (In thousands)

                                                          Holding     Guarantor      Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                          -------    ------------    -------------    ------------    ------------
Net cash provided by (used in) operating activities:
                                                          $ 1,784    $     (2,486)   $     (10,122)   $          -    $    (10,824)

Cash flows from investing activities:
     Capital expenditures                                       -          (2,101)            (231)              -          (2,332)
     Increase in other assets                                 265            (932)            (118)              -            (785)
                                                          -------    ------------    -------------    ------------    ------------
Net cash provided by (used in) investing activities           265          (3,033)            (349)              -          (3,117)
                                                          -------    ------------    -------------    ------------    ------------
Cash flows from financing activities:
     Net borrowings on bank financed debt and
      unsecured notes payable                                   -           2,124            7,546               -           9,670
     Net borrowings (payments) on capital lease obligations     -            (207)             (58)              -            (265)
     Change in intercompany, net                           (2,049)          1,137              912               -               -
                                                          -------    ------------    -------------    ------------    ------------
Net cash provided by (used in) financing activities        (2,049)          3,054            8,400               -           9,405
                                                          -------    ------------    -------------    ------------    ------------
Effect of exchange rate changes on cash                         -            (105)              (7)              -            (112)
                                                          -------    ------------    -------------    ------------    ------------
Net decrease in cash                                            -          (2,570)          (2,078)              -          (4,648)

Cash, beginning of period                                       -           2,914            4,665               -           7,579
                                                          -------    ------------    -------------    ------------    ------------
Cash, end of period                                       $     -    $        344    $       2,587    $          -    $      2,931
                                                          =======    ============    =============    ===========     ============

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

Results of Operations
---------------------

CONSOLIDATED

                                                     Three Months Ended
                                                  ------------------------

                                                  March 30,    March 31,
(Millions of dollars)                               2001         2000
--------------------------------------------------------------------------
Net sales                                        $   79.4     $   81.3
--------------------------------------------------------------------------
Gross profit                                         16.6         18.2
--------------------------------------------------------------------------
Operating expenses                                   15.3         16.6
--------------------------------------------------------------------------
Income from operations                                1.3          1.6
--------------------------------------------------------------------------

    Net sales for the three months ended March 30, 2001 were $79.4 million, a decrease of $1.9 million from the three months ended March 31, 2000. This decrease was primarily caused by lower sales prices in the specialty chemicals segment, resulting from reduced styrene monomer prices for the comparable quarter in the prior year, and lower sales volumes, offset by higher selling prices, at the U.S. packaging operations.

    Gross profit for the three months ended March 30, 2001 decreased by $1.6 million to $16.6 million from $18.2 million for the comparable period in 2000. This decrease was primarily caused by a $3.2 million increase in energy-related costs at the Company's U.S. packaging operations, largely offset by price increases implemented in January 2001, and lower sales prices in specialty chemical sales described above.

    Operating expenses for the three months ended March 30, 2001 decreased to $15.3 million or 19.3% of net sales from $16.6 million or 20.4% of net sales for the comparable period in 2000 primarily as a result of lower selling costs in the domestic packaging business, decreased amortization and cost containment initiatives. For the reasons described above, income from operations decreased by $0.3 million to $1.3 million for the three months ended March 30, 2001.

SEGMENT ANALYSIS

Packaging & Insulation

                                                 Three Months Ended
                                            ----------------------------

                                              March 30,        March 31,
(Millions of dollars)                           2001             2000
------------------------------------------------------------------------
Net sales                                    $   56.3          $  54.8
------------------------------------------------------------------------
Gross profit                                     13.2             15.1
------------------------------------------------------------------------
Operating expenses                                9.6             10.4
------------------------------------------------------------------------
Income from operations                            3.6              4.7
------------------------------------------------------------------------

    Net sales in the packaging and insulation business segment increased by $1.5 million to $56.3 million for the three months ended March 30, 2001. This was caused by increased selling prices at the Company's domestic operations and increased volume in the European operations, partially offset by reduced volumes in the U.S. packaging business.

    Gross profit declined $1.9 million to $13.2 million for the three months ended March 30, 2001 from $15.1 million for the comparable period in 2000. This was due to $3.2 million in higher energy-related costs at the Company's U.S. operations, substantially offset by sales price increases implemented in January 2001.

    Operating expenses decreased to $9.6 million or 17.1% of net sales for the three months ended March 30, 2001 from $10.4 million or 19.0% of net sales for the comparable period in 2000, because of lower selling costs in the domestic packaging operations. For the reasons described above, income from operations decreased $1.1 million to $3.6 million for the three months ended March 30, 2001.

Specialty Chemicals

                                               Three Months Ended
                                         -------------------------------

                                           March 30,         March 31,
(Millions of dollars)                         2001             2000
------------------------------------------------------------------------
Net sales                                 $   30.0          $  30.9
------------------------------------------------------------------------
Gross profit                                   2.9              2.1
------------------------------------------------------------------------
Operating expenses                             3.9              3.9
------------------------------------------------------------------------
Loss from operations                          (1.0)            (1.8)
------------------------------------------------------------------------

    Net sales for the first quarter of fiscal 2001 were $30.0 million, down $0.9 million from the three months ended March 31, 2000. This decrease was primarily due to lower selling prices resulting from reduced styrene monomer prices as compared to the comparable quarter in the prior year. Net sales for the three months ended March 30, 2001 and March 31, 2000 included sales to the packaging and insulation segment of $7.5 million and $5.2 million, respectively.

    Gross profit increased by $0.8 million to $2.9 million for the three months ended March 30, 2001. As a percentage of net sales, gross profit increased to 9.7% for the first quarter of fiscal 2001 from 6.8% for the comparable period in 2000. This increase was primarily due to lower raw material costs and manufacturing efficiencies throughout the segment.

    Operating expenses remained constant at $3.9 million for each of the three-month periods ended March 30, 2001 and March 31, 2000. For the reasons described above, the loss from operations was reduced by $0.8 million to $1.0 million for the three months ended March 30, 2001.

Corporate & Other

    Corporate operating expenses decreased $0.7 million to $1.7 million for the three months ended March 30, 2001. This decrease was primarily due to administrative cost containment initiatives as well as a decrease in amortization.

Interest Expense
----------------

                                                   Three Months Ended
                                             ----------------------------

                                             March 30,       March 31,
(Millions of dollars)                          2001           2000
-------------------------------------------------------------------------
Interest expense                           $    5.4         $   5.4
-------------------------------------------------------------------------

    Interest expense for the three months ended March 30, 2001 remained consistent with the same period in 2000.

Income Taxes
------------

                                                   Three Months Ended
                                             ----------------------------

                                             March 30,       March 31,
(Millions of dollars)                          2001            2000
-------------------------------------------------------------------------
Income tax benefit                         $   (1.6)        $  (1.5)
-------------------------------------------------------------------------

    The effective tax rate for the three months ended March 30, 2001 decreased to 36.0% of pre-tax income from 38.0% of pre-tax income for the comparable period in 2000. As of March 30, 2001, the Company had approximately $64.0 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

Liquidity and Capital Resources
-------------------------------

    During the three-month periods ended March 30, 2001 and March 31, 2000, the Company's principal source of funds consisted of cash from financing activities. During the 2001 period, after-tax cash flow of $0.5 million and net borrowings on bank financed debt and capital lease obligations of $11.0 million were primarily used to fund capital expenditures of $5.4 million and a $4.3 million increase in working capital.

    As of March 30, 2001, the Company had $50.0 million outstanding under its revolving credit agreements. Including cash on hand, the Company had $4.0 million of availability under its revolving credit agreements as of March 30, 2001. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

Forward Looking Statements
--------------------------

    All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company's Report on Form 10-K for the year ended December 29, 2000, Commission File No. 333-19495, to which reference is hereby made.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              10.1 Second Amendment to Styrene Monomer Contract of Sale, dated as of January 1, 2001, among Chevron Phillips Chemical Company LP, Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and WinCup Holdings, Inc.

              10.2 Amendment No. 4 to Third Amended and Restated Revolving Credit and Security Agreement, dated as of March 29, 2001 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem Europe (the Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark A/S, ThermiSol Sweden AB, ThermiSol Finland Oy, Bank of America, N.A. and First Union National Bank.

                      Portions of this Exhibit have been deleted pursuant to the Company's Application Objecting to Disclosure and Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

        (b)   Reports on Form 8-K

              There were no reports filed on Form 8-K during the three month period ended March 30, 2001.

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

                                            RADNOR HOLDINGS CORPORATION
                                            (registrant)

                                            /s/ Michael V. Valenza
                                            ---------------------------

Date:  May 3, 2001                   By:    Michael V. Valenza
                                            Senior Vice President-Finance and
                                            Chief Financial Officer