Form 10-Q
period 2001-06-29
RADNOR HOLDINGS CORP
filed 2001-08-13
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                  June 29, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

                                Yes [ X ] No [ ]

   The number of shares outstanding of the Registrant's common stock as of
                               August 10, 2001:

                                                                     Number
                                 Class                              of Shares
       ----------------------------------------------------------- ------------

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

================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                       June 29,           December 29,
                                                                                         2001                 2000
                                                                                    --------------      ---------------
                                                                                     (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS
       Cash                                                                         $       1,272       $        3,726
       Accounts receivable, net                                                            40,059               37,036
       Inventories, net                                                                    44,005               38,120
       Prepaid expenses and other                                                          11,922               12,669
       Deferred tax asset                                                                   1,615                1,617
                                                                                    -------------       --------------

             Total current assets                                                          98,873               93,168
                                                                                    -------------       --------------

PROPERTY, PLANT AND EQUIPMENT                                                             241,778              238,476
LESS - ACCUMULATED DEPRECIATION                                                           (53,253)             (47,083)
                                                                                    -------------       --------------

NET PROPERTY, PLANT AND EQUIPMENT                                                         188,525              191,393
                                                                                    -------------       --------------

OTHER ASSETS                                                                               20,295               21,438
                                                                                    -------------       --------------

             Total assets                                                           $     307,693       $      305,999
                                                                                    =============       ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
       Accounts payable                                                             $      51,814       $       52,385
       Accrued liabilities                                                                 17,747               19,869
       Current portion of long-term debt and capital
             lease obligations                                                              5,070                4,797
                                                                                    -------------       --------------

             Total current liabilities                                                     74,631               77,051
                                                                                    -------------       --------------

LONG-TERM DEBT, net of current portion                                                    233,278              220,566
                                                                                    -------------       --------------
CAPITAL LEASE OBLIGATIONS, net of current portion                                           3,473                4,145
                                                                                    -------------       --------------
DEFERRED TAX LIABILITY                                                                      2,869                3,990
                                                                                    -------------       --------------
OTHER NONCURRENT LIABILITIES                                                                2,080                2,058
                                                                                    -------------       --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
       Voting and nonvoting common stock, 22,700 shares authorized,
             6,245 shares issued and outstanding                                                1                    1
       Additional paid-in capital                                                          19,387               19,387
       Retained deficit                                                                   (13,099)             (10,953)
       Cumulative translation adjustment                                                  (14,927)             (10,246)
                                                                                    -------------       --------------

             Total stockholders' equity                                                    (8,638)              (1,811)
                                                                                    -------------       --------------

             Total liabilities and stockholders' equity                             $     307,693       $      305,999
                                                                                    =============       ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)


                                                      For the three months ended                  For the six months ended
                                                 -------------------------------------     ---------------------------------------
                                                     June 29,             June 30,              June 29,              June 30,
                                                       2001                 2000                  2001                  2000
                                                 ---------------      ----------------     -----------------     -----------------
NET SALES                                        $       89,237       $        93,164      $        168,603      $        174,479

COST OF GOODS SOLD                                       66,653                68,066               129,451               131,205
                                                 ---------------      ----------------     -----------------     -----------------

GROSS PROFIT                                             22,584                25,098                39,152                43,274

OPERATING EXPENSES:
       Distribution                                       6,192                 6,294                11,985                12,162
       Selling, general and administrative                9,211                12,067                18,697                22,816
                                                 ---------------      ----------------     -----------------     -----------------

INCOME FROM CONTINUING OPERATIONS                         7,181                 6,737                 8,470                 8,296

OTHER EXPENSE:
       Interest, net                                      5,596                 5,523                10,981                10,942
       Other, net                                           319                   167                   645                   330
                                                 ---------------      ----------------     -----------------     -----------------

INCOME (LOSS) BEFORE INCOME TAXES
       AND DISCONTINUED OPERATIONS                        1,266                 1,047                (3,156)               (2,976)

PROVISION (BENEFIT) FOR INCOME TAXES:
       Current                                               57                   166                  (120)                 (156)
       Deferred                                             400                   232                (1,015)                 (975)
                                                 ---------------      ----------------     -----------------     -----------------
                                                            457                   398                (1,135)               (1,131)
                                                 ---------------      ----------------     -----------------     -----------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                809                   649                (2,021)               (1,845)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX               125                     -                   125                     -
                                                 ---------------      ----------------     -----------------     -----------------

NET INCOME (LOSS)                                $          684       $           649      $         (2,146)     $         (1,845)
                                                 ===============      ================     =================     =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           For the six months ended
                                                                                    ---------------------------------------
                                                                                         June 29,               June 30,
                                                                                           2001                   2000
                                                                                    ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $        (2,146)       $        (1,845)
     Adjustments to reconcile net loss to cash used
         in operating activities-
            Depreciation and amortization                                                     9,545                  9,252
            Deferred income taxes                                                            (1,015)                  (975)
            Loss from discontinued operations                                                   125                      -
            Changes in operating assets and liabilities, net of
                acquisition of business-
                   Accounts receivable, net                                                  (4,338)               (15,668)
                   Inventories, net                                                          (6,819)               (14,898)
                   Prepaid expenses and other                                                   238                     33
                   Accounts payable                                                             624                 18,011
                   Accrued liabilities and other                                             (1,900)                (2,884)
                                                                                    ----------------       ----------------

                       Net cash used in continuing operations                                (5,686)                (8,974)

                       Net cash used in discontinued operations                                 (15)                (2,207)
                                                                                    ----------------       ----------------

                       Net cash used in operating activities                                 (5,701)               (11,181)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                    (8,382)                (4,910)
     Increase in other assets                                                                (1,255)                  (979)
                                                                                    ----------------       ----------------

                       Net cash used in investing activities                                 (9,637)                (5,889)
                                                                                    ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on bank financed debt and
         unsecured notes payable                                                             14,345                 14,282
     Net payments on capital lease obligations                                                 (575)                  (536)
                                                                                    ----------------       ----------------

                       Net cash provided by financing activities                             13,770                 13,746
                                                                                    ----------------       ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (886)                  (139)
                                                                                    ----------------       ----------------

NET DECREASE IN CASH                                                                         (2,454)                (3,463)

CASH, beginning of period                                                                     3,726                  7,579
                                                                                    ----------------       ----------------

CASH, end of period                                                                 $         1,272        $         4,116
                                                                                    ================       ================

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                                  $         9,705        $        10,125
                                                                                    ================       ================

     Income taxes paid, net of refunds of $168 in 2000                              $            25        $          (162)
                                                                                    ================       ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                   (Unaudited)
                                 (In thousands)


                                                       For the three months ended                  For the six months ended
                                                  -------------------------------------      -------------------------------------
                                                      June 29,              June 30,            June 29,             June 30,
                                                        2001                 2000                 2001                 2000
                                                  ----------------      ---------------      ----------------     ----------------

Sales to Unaffiliated Customers:
     Packaging and Insulation                      $       65,040       $       64,359       $       121,385      $       119,119
     Specialty Chemicals                                   29,164               37,372                59,116               68,305
     Corporate and Other                                      568                  681                 1,169                1,515
     Transfers Between Operating
        Segments/(1)/                                      (5,535)              (9,248)              (13,067)             (14,460)
                                                  ----------------      ---------------      ----------------     ----------------
                   Consolidated                   $        89,237       $       93,164       $       168,603      $       174,479
                                                  ----------------      ---------------      ----------------     ----------------

Operating Income:
     Packaging and Insulation                      $        7,568       $        5,854       $        11,127      $        10,531
     Specialty Chemicals                                    1,214                2,604                   238                  859
     Corporate and Other                                   (1,601)              (1,721)               (2,895)              (3,094)
                                                  ----------------      ---------------      ----------------     ----------------
                   Consolidated                   $         7,181       $        6,737       $         8,470      $         8,296
                                                  ----------------      ---------------      ----------------     ----------------

Income (Loss) from Operations
  before Income Taxes:
     Packaging and Insulation                     $         3,947       $        1,300       $         4,478      $         2,525
     Specialty Chemicals                                       14                2,749                (2,549)                 145
     Corporate and Other                                   (2,695)              (3,002)               (5,085)              (5,646)
                                                  ----------------      ---------------      ----------------     ----------------
                   Consolidated                   $         1,266       $        1,047       $        (3,156)     $        (2,976)
                                                  ----------------      ---------------      ----------------     ----------------


(1) Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGION
                                   (Unaudited)
                                 (In thousands)

                                                       For the three months ended                  For the six months ended
                                                  -------------------------------------      -------------------------------------
                                                      June 29,             June 30,              June 29,             June 30,
                                                        2001                 2000                  2001                 2000
                                                  ----------------     ----------------      ----------------     ----------------
Sales to Unaffiliated Customers:
     United States                                $        60,807      $        59,710       $       116,614      $       115,692
     Canada                                                 6,990                7,009                14,501               14,097
     Europe                                                23,540               28,584                43,020               48,464
     Transfers Between Geographic
        Regions/(1)/                                       (2,100)              (2,139)               (5,532)              (3,774)
                                                  ----------------     ----------------      ----------------     ----------------
                   Consolidated                   $        89,237      $        93,164       $       168,603      $       174,479
                                                  ----------------     ----------------      ----------------     ----------------

Operating Income:
     United States                                $         4,644      $         1,137       $         5,609      $         1,642
     Canada                                                 1,098                  429                 1,716                  653
     Europe                                                 1,439                5,171                 1,145                6,001
                                                  ----------------     ----------------      ----------------     ----------------
                   Consolidated                   $         7,181      $         6,737       $         8,470      $         8,296
                                                  ----------------     ----------------      ----------------     ----------------

Income (Loss) from Operations
  before Income Taxes:
     United States                                $            45      $        (2,681)      $        (2,909)     $        (6,059)
     Canada                                                   852                  (57)                1,051                 (330)
     Europe                                                   369                3,785                (1,298)               3,413
                                                  ----------------     ----------------      ----------------     ----------------
                   Consolidated                   $         1,266      $         1,047       $        (3,156)     $        (2,976)
                                                  ----------------     ----------------      ----------------     ----------------


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

(2)  DISCONTINUED OPERATIONS

     Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2001 represents legal costs incurred in conjunction with the above mentioned business.

(3)  INVENTORIES

     The components of inventories were as follows (in thousands):

                                          June 29,              December 29,
                                            2001                    2000
                                          --------              ------------

     Raw Materials                        $ 11,041                 $ 11,911
     Work in Process                         1,963                    1,459
     Finished Goods                         31,001                   24,750
                                         ---------                ---------
                                          $ 44,005                 $ 38,120
                                          ========                 ========

(4)  INTEREST EXPENSE

     Included in interest expense was $374,000 and $375,000 of amortization of deferred financing costs for the three months ended June 29, 2001 and June 30, 2000, respectively, and $748,000 and $750,000 of amortization of deferred financing costs for the six months ended June 29, 2001 and June 30, 2000, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $93,000 and $86,000 for the three months ended June 29, 2001 and June 30, 2000, respectively, and $180,000 and $170,000 for the six months ended June 29, 2001 and June 30, 2000, respectively, was also included in interest expense.

(5)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):

                                                           Three Months Ended                 Six Months Ended
                                                      ---------------------------------------------------------------
                                                        June 29,          June 30,        June 29,          June 30,
                                                         2001              2000             2001              2000
                                                      ----------         ---------      -----------       -----------
     Net Income (Loss)                                $     684          $    649       $   (2,146)       $   (1,845)
     Foreign Currency Translation Adjustment             (1,554)             (232)          (4,681)           (2,518)
                                                      ----------         ---------      -----------       -----------
               Comprehensive Income (Loss)            $    (870)         $    417       $   (6,827)       $   (4,363)
                                                     ===========        ==========      ===========       ===========

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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              As of June 29, 2001
                     (In thousands, except share amounts)

                                                           Holding        Guarantor     Non-Guarantor
                                                           Company      Subsidiaries     Subsidiaries    Eliminations   Consolidated
                                                           -------      ------------    -------------    ------------   ------------
                            ASSETS
                            ------
CURRENT ASSETS
     Cash                                                 $      -        $     82          $ 1,190       $       -        $  1,272
     Accounts receivable, net                                    -          24,017           18,594          (2,552)         40,059
     Inventories, net                                            -          33,331           10,674               -          44,005
     Intercompany receivable                                     -               -            2,839          (2,839)              -
     Prepaid expenses and other                                179           8,925            3,989          (1,171)         11,922
     Deferred tax asset                                          -           1,504              138             (27)          1,615
                                                          --------        --------          -------       ---------        --------
        Total current assets                                   179          67,859           37,424          (6,589)         98,873
                                                          --------        --------          -------       ---------        --------
PROPERTY, PLANT AND EQUIPMENT                                    -         186,882           54,896               -         241,778
LESS - ACCUMULATED DEPRECIATION                                  -         (43,539)          (9,714)              -         (53,253)
                                                          --------        --------          -------       ---------        --------
NET PROPERTY, PLANT AND EQUIPMENT                                -         143,343           45,182               -         188,525
                                                          --------        --------          -------       ---------        --------
INTERCOMPANY RECEIVABLE                                     13,651          14,832                -         (28,483)              -
INVESTMENT IN SUBSIDIARIES                                 106,153          17,994                -        (124,147)              -
DEFERRED TAX ASSET                                           3,919               -                -          (3,919)              -
OTHER ASSETS                                                 3,887          10,500            5,908                          20,295
                                                          --------        --------          -------       ---------        --------
        Total assets                                      $127,789        $254,528          $88,514       $(163,138)       $307,693
                                                          ========        ========          =======       =========        ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
     Accounts payable                                     $      -        $ 36,228          $15,350       $     236        $ 51,814
     Accrued liabilities                                     1,366          10,728            5,736             (83)         17,747
     Intercompany Payable                                        -           9,815                -          (9,815)              -
     Current deferred tax liability                              -               -               27             (27)              -
     Current portion of long-term debt and capital               -
      lease obligations                                          -           3,996            1,074               -           5,070
                                                          --------        --------          -------       ---------        --------
        Total current liabilities                            1,366          60,767           22,187          (9,689)         74,631
                                                          --------        --------          -------       ---------        --------
LONG-TERM DEBT, net of current portion                     161,015          58,081           14,182               -         233,278
                                                          --------        --------          -------       ---------        --------
CAPITAL LEASE OBLIGATIONS, net of current portion                -           3,025              448               -           3,473
                                                          --------        --------          -------       ---------        --------
INTERCOMPANY PAYABLE                                             -          16,560           30,014         (46,574)              -
                                                          --------        --------          -------       ---------        --------
DEFERRED TAX LIABILITY                                           -           6,466              322          (3,919)          2,869
                                                          --------        --------          -------       ---------        --------
OTHER NONCURRENT LIABILITIES                                     -           2,080                -               -           2,080
                                                          --------        --------          -------       ---------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Voting and nonvoting common stock, 22,700 shares
      authorized 6,245 shares issued and outstanding             1               4               22             (26)              1
     Additional paid-in capital                              9,164          97,634           15,506        (102,917)         19,387
     Retained earnings (deficit)                           (43,757)         21,016            9,635               7         (13,099)
     Cumulative translation adjustment                           -         (11,105)          (3,802)            (20)        (14,927)
                                                          --------        --------          -------       ---------        --------
        Total stockholders' equity                         (34,592)        107,549           21,361        (102,956)         (8,638)
                                                          --------        --------          -------       ---------        --------
        Total liabilities and stockholders' equity        $127,789        $254,528          $88,514       $(163,138)       $307,693
                                                          ========        ========          =======       =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   For the three months ended June 29, 2001
                                (In thousands)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
NET SALES                                                 $      -        $ 61,157          $30,180       $  (2,100)       $ 89,237

COST OF GOODS SOLD                                               -          46,134           22,619          (2,100)         66,653
                                                          --------        --------          -------       ---------        --------
GROSS PROFIT                                                     -          15,023            7,561               -          22,584

OPERATING EXPENSES:
     Distribution                                                -           4,253            1,939               -           6,192
     Selling, general and administrative                         2           6,676            2,533               -           9,211
                                                          --------        --------          -------       ---------        --------
INCOME FROM OPERATIONS                                          (2)          4,094            3,089               -           7,181

OTHER EXPENSE:
     Interest, net                                           1,237           3,316            1,043               -           5,596
     Other, net                                                  9               5              305               -             319
                                                          --------        --------          -------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                                (1,248)            773            1,741               -           1,266

PROVISION FOR INCOME TAXES:
     Current                                                     -              48                9               -              57
     Deferred                                                    -             400                -               -             400
                                                          --------        --------          -------       ---------        --------
                                                                 -             448                9               -             457
                                                          --------        --------          -------       ---------        --------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                (1,248)            325            1,732               -             809

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                  125               -                -               -             125
                                                          --------        --------          -------       ---------        --------
NET INCOME (LOSS)                                         $ (1,373)       $    325          $ 1,732       $       -        $    684
                                                          ========        ========          =======       =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    For the six months ended June 29, 2001
                                (In thousands)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
NET SALES                                                 $      -        $117,197          $56,938       $  (5,532)       $168,603

COST OF GOODS SOLD                                               -          90,776           44,207          (5,532)        129,451
                                                          --------        --------          -------       ---------        --------
GROSS PROFIT                                                     -          26,421           12,731               -          39,152

OPERATING EXPENSES:
     Distribution                                                -           8,352            3,633               -          11,985
     Selling, general and administrative                         2          13,543            5,152               -          18,697
                                                          --------        --------          -------       ---------        --------
INCOME FROM OPERATIONS                                          (2)          4,526            3,946               -           8,470

OTHER EXPENSE:
     Interest, net                                           1,237           7,480            2,264               -          10,981
     Other, net                                                  9            (224)             860               -             645
                                                          --------        --------          -------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                                (1,248)         (2,730)             822               -          (3,156)

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                     -            (138)              18               -            (120)
     Deferred                                                    -          (1,015)               -               -          (1,015)
                                                          --------        --------          -------       ---------        --------
                                                                 -          (1,153)              18               -          (1,135)
                                                          --------        --------          -------       ---------        --------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                (1,248)         (1,577)             804               -          (2,021)
                                                          --------        --------          -------       ---------        --------

LOSS FROM DISCONTINUED OPERATIONS                              125               -                -               -             125

NET INCOME (LOSS)                                         $ (1,373)       $ (1,577)         $   804       $       -        $ (2,146)
                                                          ========        ========          =======       =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ended June 29, 2001
                                (In thousands)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
Net cash used in operating activities:
                                                          $ (2,549)       $ (2,820)         $  (332)      $       -        $ (5,701)

Cash flows from investing activities:
     Capital expenditures                                        -          (3,998)          (4,384)              -          (8,382)
     Change in other assets                                    507            (773)            (989)              -          (1,255)
                                                          --------        --------          -------       ---------        --------
Net cash provided by (used in) investing activities            507          (4,771)          (5,373)              -          (9,637)
                                                          --------        --------          -------       ---------        --------
Cash flows from financing activities:
     Net borrowings on bank financed debt and
      unsecured notes payable                                    -           8,548            5,797               -          14,345
     Net payments on capital lease obligations                   -            (455)            (120)              -            (575)
     Change in intercompany, net                             2,042          (1,117)            (925)              -               -
                                                          --------        --------          -------       ---------        --------
Net cash provided by financing activities                    2,042           6,976            4,752               -          13,770
                                                          --------        --------          -------       ---------        --------
Effect of exchange rate changes on cash                          -            (197)            (689)              -            (886)
                                                          --------        --------          -------       ---------        --------
Net decrease in cash                                             -            (812)          (1,642)              -          (2,454)

Cash, beginning of period                                        -             894            2,832               -           3,726
                                                          --------        --------          -------       ---------        --------
Cash, end of period                                       $      -        $     82          $ 1,190       $       -        $  1,272
                                                          ========        ========          =======       =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            As of December 29, 2000
                     (In thousands, except share amounts)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
                             ASSETS
                             ------
CURRENT ASSETS
     Cash                                                 $      -        $    894          $ 2,832       $       -        $  3,726
     Accounts receivable, net                                    -          23,332           13,704               -          37,036
     Inventories, net                                            -          27,614           10,506               -          38,120
     Intercompany receivable                                     -               -            5,820          (5,820)              -
     Prepaid expenses and other                                178          10,013            2,478               -          12,669
     Deferred tax asset                                          -           1,505              140             (28)          1,617
                                                          --------        --------          -------       ---------        --------
          Total current assets                                 178          63,358           35,480          (5,848)         93,168
                                                          --------        --------          -------       ---------        --------
PROPERTY, PLANT AND EQUIPMENT                                    -         182,864           55,612               -         238,476
LESS - ACCUMULATED DEPRECIATION                                  -         (38,005)          (9,078)              -         (47,083)
                                                          --------        --------          -------       ---------        --------
NET PROPERTY, PLANT AND EQUIPMENT                                -         144,859           46,534               -         191,393
                                                          --------        --------          -------       ---------        --------
INTERCOMPANY RECEIVABLE                                     15,693          10,608                -         (26,301)              -
INVESTMENT IN SUBSIDIARIES                                 106,153           7,005                -        (113,158)              -
DEFERRED TAX ASSET                                           3,852               -                -          (3,852)              -
OTHER ASSETS                                                 4,614          11,838            4,986               -          21,438
                                                          --------        --------          -------       ---------        --------
          Total assets                                    $130,490        $237,668          $87,000       $(149,159)       $305,999
                                                          ========        ========          =======       =========        ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
     Accounts payable                                     $      -        $ 36,806          $15,579       $       -        $ 52,385
     Accrued liabilities                                     1,268          14,012            4,589               -          19,869
     Intercompany Payable                                        -           9,492                -          (9,492)              -
     Current deferred tax liability                              -               -               28             (28)              -
     Current portion of long-term debt and capital               -
      lease obligations                                          -           4,288              509               -           4,797
                                                          --------        --------          -------       ---------        --------
          Total current liabilities                          1,268          64,598           20,705          (9,520)         77,051
                                                          --------        --------          -------       ---------        --------
LONG-TERM DEBT, net of current portion                     161,196          49,226           10,144               -         220,566
                                                          --------        --------          -------       ---------        --------
CAPITAL LEASE OBLIGATIONS, net of current portion                -           3,495              650               -           4,145
                                                          --------        --------          -------       ---------        --------
INTERCOMPANY PAYABLE                                             -               -           43,820         (43,820)              -
                                                          --------        --------          -------       ---------        --------
DEFERRED TAX LIABILITY                                           -           7,482              360          (3,852)          3,990
                                                          --------        --------          -------       ---------        --------
OTHER NONCURRENT LIABILITIES                                     -           2,058                -               -           2,058
                                                          --------        --------          -------       ---------        --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Voting and nonvoting common stock, 22,700 shares
      authorized 6,245 shares issued and outstanding             1               4               22             (26)              1
     Additional paid-in capital                              9,164          97,634            4,517         (91,928)         19,387
     Retained earnings (deficit)                           (41,139)         21,348            8,831               7         (10,953)
     Cumulative translation adjustment                           -          (8,177)          (2,049)            (20)        (10,246)
                                                          --------        --------          -------       ---------        --------
          Total stockholders' equity                       (31,974)        110,809           11,321         (91,967)         (1,811)
                                                          --------        --------          -------       ---------        --------
          Total liabilities and stockholders' equity      $130,490        $237,668          $87,000       $(149,159)       $305,999
                                                          ========        ========          =======       =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   For the three months ended June 30, 2000
                                (In thousands)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
NET SALES                                                 $      -        $ 59,845          $35,458       $  (2,139)       $ 93,164

COST OF GOODS SOLD                                                          45,605           24,600          (2,139)         68,066
                                                          --------        --------          -------       ---------        --------
GROSS PROFIT                                                     -          14,240           10,858               -          25,098

OPERATING EXPENSES:
     Distribution                                                -           4,318            1,976               -           6,294
     Selling, general and administrative                         -           8,962            3,105               -          12,067
                                                          --------        --------          -------       ---------        --------
INCOME FROM OPERATIONS                                           -             960            5,777               -           6,737

OTHER EXPENSE:
     Interest, net                                           1,245           2,976            1,302               -           5,523
     Other, net                                                  4            (294)             457               -             167
                                                          --------        --------          -------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES                           (1,249)         (1,722)           4,018               -           1,047

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                     -             165                1               -             166
     Deferred                                                    -             251              (19)              -             232
                                                          --------        --------          -------       ---------        --------
                                                                 -             416              (18)              -             398
                                                          --------        --------          -------       ---------        --------

NET INCOME (LOSS)                                         $ (1,249)       $ (2,138)         $ 4,036       $       -        $    649
                                                          ========        ========          =======       =========        ========

                       CONSOLIDATED STATEMENTS OF INCOME
                    For the six months ended June 30, 2000
                                (In thousands)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
NET SALES                                                 $      -        $115,952          $62,301       $  (3,774)       $174,479

COST OF GOODS SOLD                                               -          89,469           45,510          (3,774)        131,205
                                                          --------        --------          -------       ---------        --------
GROSS PROFIT                                                     -          26,483           16,791               -          43,274

OPERATING EXPENSES:
     Distribution                                                -           8,506            3,656               -          12,162
     Selling, general and administrative                         -          16,874            5,942               -          22,816
                                                          --------        --------          -------       ---------        --------
INCOME FROM OPERATIONS                                           -           1,103            7,193               -           8,296

OTHER EXPENSE:
     Interest, net                                           2,493           5,872            2,577               -          10,942
     Other, net                                                  6            (553)             877               -             330
                                                          --------        --------          -------       ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES                           (2,499)         (4,216)           3,739               -          (2,976)

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                     -            (144)             (12)              -            (156)
     Deferred                                                    -            (956)             (19)              -            (975)
                                                          --------        --------          -------       ---------        --------
                                                                 -          (1,100)             (31)              -          (1,131)
                                                          --------        --------          -------       ---------        --------
NET INCOME (LOSS)                                         $ (2,499)       $ (3,116)         $ 3,770       $       -        $ (1,845)
                                                          ========        ========          =======       =========        ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ended June 30, 2000
                                (In thousands)

                                                          Holding        Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                                          -------       ------------     -------------  ------------    ------------
Net cash used in operating activities:
                                                          $ (4,504)       $   (705)         $(5,972)      $       -        $(11,181)

Cash flows from investing activities:
     Capital expenditures                                        -          (4,452)            (458)              -          (4,910)
     Increase in other assets                                  517            (628)            (868)              -            (979)
                                                          --------        --------          -------       ---------        --------
Net cash provided by (used in) investing activities            517          (5,080)          (1,326)              -          (5,889)
                                                          --------        --------          -------       ---------        --------
Cash flows from financing activities:
     Net borrowings on bank financed debt and
      unsecured notes payable                                    -           8,018            6,264               -          14,282
     Net payments on capital lease obligations                   -            (418)            (118)              -            (536)
     Change in intercompany, net                             3,987          (4,414)             427               -               -
                                                          --------        --------          -------       ---------        --------
Net cash provided by financing activities                    3,987           3,186            6,573               -          13,746
                                                          --------        --------          -------       ---------        --------
Effect of exchange rate changes on cash                          -             (14)            (125)              -            (139)
                                                          --------        --------          -------       ---------        --------
Net decrease in cash                                             -          (2,613)            (850)              -          (3,463)

Cash, beginning of period                                        -           2,914            4,665               -           7,579
                                                          --------        --------          -------       ---------        --------
Cash, end of period                                       $      -        $    301          $ 3,815       $       -        $  4,116
                                                          ========        ========          =======       =========        ========

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

Results of Operations
---------------------

CONSOLIDATED


                                              Three Months Ended                       Six Months Ended
                                     ------------------------------------    -----------------------------------
                                         June 29,          June 30,             June 29,          June 30,
(Millions of dollars)                      2001              2000                 2001              2000
----------------------------------------------------------------------------------------------------------------
Net sales                                  $  89.2           $  93.2             $  168.6          $ 174.5
----------------------------------------------------------------------------------------------------------------
Gross profit                                  22.6              25.1                 39.2             43.3
----------------------------------------------------------------------------------------------------------------
Operating expenses                            15.4              18.4                 30.7             35.0
----------------------------------------------------------------------------------------------------------------
Income from operations                         7.2               6.7                  8.5              8.3
----------------------------------------------------------------------------------------------------------------

     Net sales for the three months ended June 29, 2001 were $89.2 million, a decrease of $4.0 million from the three months ended June 30, 2000. This decrease was due to lower sales prices in the specialty chemicals segment, primarily in Europe, resulting from reduced raw material costs versus the comparable quarter in the prior year, partially offset by higher EPS sales volumes and increased selling prices at the Company's North American packaging operations.

     Gross profit for the three months ended June 29, 2001 decreased by $2.5 million to $22.6 million from $25.1 million for the same period in 2000. This decrease was primarily caused by lower sales, as described above, and increased energy costs, partially offset by lower raw material costs and improved manufacturing efficiencies at the Company's North American operations. As a result of these efficiency improvements and lower raw material costs, the North American packaging and specialty chemical operations had a $2.6 million increase in gross profit to $16.7 million for the three months ended June 29, 2001 as compared to the same period in the prior year.

     Operating expenses for the three months ended June 29, 2001 decreased $3.0 million to $15.4 million from $18.4 million for the same period in 2000, primarily due to reductions in selling expenses at the North American packaging operations and cost containment initiatives implemented in response to higher energy costs. For the reasons described above, income from operations increased by $0.5 million to $7.2 million for the three months ended June 29, 2001.

     Net sales for the six months ended June 29, 2001 were $168.6 million, a decrease of $5.9 million from the six months ended June 30, 2000. This decrease was due to lower sales prices in the specialty chemicals segment, primarily in Europe, resulting from reduced raw material costs versus the comparable period in the prior year, partially offset by higher EPS sales volumes and increased selling prices at the Company's domestic packaging operations.

     Gross profit for the six months ended June 29, 2001 decreased by $4.1 million to $39.2 million from $43.3 million for the same period in 2000. This decrease was primarily caused by lower EPS selling prices, which were partially offset by reductions in raw material costs, as well as a $4.7 million increase in energy-related costs at the North American packaging operations that was largely offset by implemented price increases and improved manufacturing efficiencies.

     Operating expenses decreased by $4.3 million to $30.7 million for the six months ended June 29, 2001 due primarily to reductions in selling expenses at the North American packaging operations and cost containment initiatives implemented in response to higher energy costs.

     For the reasons described above, income from operations increased by $0.2 million to $8.5 million for the six months ended June 29, 2001. As a result of implemented price increases, cost containment initiatives and lower raw material costs, the North American packaging and specialty chemicals operations more than offset a $4.7 million increase in energy costs and had a $4.4 million increase in income from operations in the six months ended June 29, 2001 versus the same period in 2000.

SEGMENT ANALYSIS

Packaging & Insulation


                                              Three Months Ended                       Six Months Ended
                                     ------------------------------------    -----------------------------------
                                         June 29,          June 30,             June 29,          June 30,
(Millions of dollars)                      2001              2000                 2001              2000
----------------------------------------------------------------------------------------------------------------
Net sales                                 $  65.0          $  64.4               $ 121.4         $ 119.1
----------------------------------------------------------------------------------------------------------------
Gross profit                                 18.2             17.4                  31.4            32.5
----------------------------------------------------------------------------------------------------------------
Operating expenses                           10.6             11.5                  20.3            22.0
----------------------------------------------------------------------------------------------------------------
Income from operations                        7.6              5.9                  11.1            10.5
----------------------------------------------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment increased by $0.6 million to $65.0 million for the three months ended June 29, 2001. This increase was primarily caused by higher selling prices at the Company's U.S. packaging operations, resulting from price increases implemented in January and June 2001, partially offset by lower sales at the Company's European insulation operations.

     Gross profit increased to $18.2 million or 28.0% of net sales for the three months ended June 29, 2001 from $17.4 million or 27.0% of net sales for the same period in 2000. This $0.8 million increase in gross profit was caused by lower raw material costs as well as higher selling prices and improved manufacturing efficiencies at the Company's North American packaging operations, resulting from engineering projects and technology upgrades, which were partially offset by a $1.2 million increase in energy costs.

     Operating expenses decreased by $0.9 million to $10.6 million for the three months ended June 29, 2001 from $11.5 million for the same period in 2000 primarily due to lower selling costs at the domestic packaging business.

     For the reasons described above, income from operations increased by $1.7 million for the three months ended June 29, 2001 versus the same period in the prior year. Despite the increase in energy costs described above, the North American packaging operations had a $1.3 million increase in income from operations to 11.9% of net sales for the three months ended June 29, 2001 as compared to 9.8% of net sales for the three months ended June 30, 2000.

     Net sales for the six months ended June 29, 2001 were $121.4 million. This $2.3 million increase over the six months ended June 30, 2000 was due to higher selling prices at the Company's North American packaging operations, resulting from price increases implemented in February 2000, January 2001 and June 2001, partially offset by reduced volumes across the entire segment.

     Gross profit decreased by $1.1 million to $31.4 million for the six months ended June 29, 2001 from $32.5 million for the same period in 2000. This decrease was primarily caused by a $4.7 million increase in energy costs at the Company's North American packaging operations, largely offset by improved manufacturing efficiencies, resulting from engineering projects and technology upgrades, as well as price increases implemented in February 2000, January 2001 and June 2001.

     Operating expenses decreased to $20.3 million or 16.7% of net sales for the six months ended June 29, 2001 from $22.0 million or 18.5% of net sales for the same period in the prior year. This decrease was caused by lower selling costs and cost containment initiatives at the North American packaging business. For the reasons described above, income from operations increased by $0.6 million to $11.1 million for the six months ended June 29, 2001 versus the same period in 2000.

Specialty Chemicals


                                              Three Months Ended                        Six Months Ended
                                     ------------------------------------     -----------------------------------
                                          June 29,         June 30,              June 29,          June 30,
(Millions of dollars)                       2001             2000                  2001              2000
-----------------------------------------------------------------------------------------------------------------
Net sales                                 $  29.2          $  37.4                $  59.1          $  68.3
-----------------------------------------------------------------------------------------------------------------
Gross profit                                  4.4              6.6                    7.3              8.7
-----------------------------------------------------------------------------------------------------------------
Operating expenses                            3.2              4.0                    7.1              7.8
-----------------------------------------------------------------------------------------------------------------
Income from operations                        1.2              2.6                    0.2              0.9
-----------------------------------------------------------------------------------------------------------------

     Net sales for the second quarter of fiscal 2001 decreased to $29.2 million from $37.4 million for the same period in 2000. This decrease was due to lower selling prices, primarily in Europe, resulting from reduced raw material costs as compared to the comparable quarter in the prior year, partially offset by higher sales volumes. Net sales for the three months ended June 29, 2001 and June 30, 2000 included sales to the packaging and insulation segment of $5.5 million and $9.2 million, respectively.

     Gross profit decreased $2.2 million to $4.4 million for the three months ended June 29, 2001. As a percentage of net sales, gross profit decreased to 15.1% for the second quarter of fiscal 2001 from 17.6% for the same period in 2000. This decline was primarily caused by lower sales prices across the entire segment. In the North America specialty chemical operations, however, reduced raw material costs and improved manufacturing efficiencies more than offset the decrease in EPS selling prices and resulted in a $2.2 million increase in gross profit.

     Operating expenses decreased $0.8 million to $3.2 million for the three months ended June 29, 2001 primarily as a result of selling, general and administrative cost containment initiatives. For the reasons described above, income from operations decreased by $1.4 million to $1.2 million for the three months ended June 29, 2001 over the same period in 2000.

     Net sales decreased by $9.2 million to $59.1 million for the six months ended June 29, 2001. This decrease was due to lower selling prices, primarily in Europe, resulting from reduced raw material costs as compared to the comparable period in the prior year, partially offset by higher sales volumes. Net sales for the six months ended June 29, 2001 and June 30, 2000 included sales to the packaging and insulation segment of $13.1 million and $14.5 million, respectively.

     Gross profit decreased by $1.4 million to $7.3 million for the six months ended June 29, 2001 from $8.7 million for the same period in 2000. This decline was primarily caused by lower selling prices across the entire segment. In the North America specialty chemical operations, reduced raw material costs and improved manufacturing efficiencies more than offset the decrease in EPS selling prices and resulted in a $4.3 million increase in gross profit. In Europe, however, the drop in raw material costs lagged the decrease in EPS selling prices, resulting in a $5.7 million decrease in gross profit.

     Operating expenses decreased by $0.7 million to $7.1 million for the six months ended June 29, 2001. This decrease was primarily a result of selling, general and administrative cost containment initiatives.

Corporate & Other

     For the three and six months ended June 29, 2001, corporate operating expenses decreased by $1.7 million and $2.9 million, respectively, from the same periods in 2000. This decrease was primarily due to administrative cost containment initiatives implemented in response to higher energy costs across all operating segments.

Interest Expense
----------------


                                             Three Months Ended                        Six Months Ended
                                     -----------------------------------     ----------------------------------
                                        June 29,          June 30,             June 29,         June 30,
(Millions of dollars)                     2001              2000                 2001             2000
---------------------------------------------------------------------------------------------------------------
Interest expense                        $   5.6           $   5.5              $ 11.0            $ 10.9
---------------------------------------------------------------------------------------------------------------

     Interest expense for the three and six months ended June 29, 2001 remained consistent with the same period in 2000.

Income Taxes
------------


                                               Three Months Ended                       Six Months Ended
                                      -----------------------------------    -----------------------------------
                                          June 29,          June 30,            June 29,          June 30,
(Millions of dollars)                       2001              2000                2001              2000
----------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)             $   0.5           $  0.4              $  (1.1)          $ (1.1)
----------------------------------------------------------------------------------------------------------------

     The effective tax rate for the three and six months ended June 29, 2001 decreased to 36.1% of pre-tax income from 38.0% of pre-tax income for the comparable periods in 2000. As of June 29, 2001 the Company had approximately $63.0 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

Liquidity and Capital Resources
-------------------------------

     During the six months ended June 29, 2001 and June 30, 2000, the Company's principal source of funds consisted of cash from financing activities. During the 2001 period, after-tax cash flow of $6.5 million and net borrowings on bank financed debt and capital lease obligations of $13.8 million were used to fund capital expenditures of $8.4 million and a $12.2 million increase in working capital.

     As of June 29, 2001, the Company had $49.7 million outstanding under its revolving credit agreements. Including cash on hand, the Company had $4.2 million of availability under its revolving credit agreements as of June 29, 2001. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RADNOR HOLDINGS CORPORATION


                                           By: /s/ Michael V. Valenza
                                               -------------------------------

Date:  August 10, 2001                         Michael V. Valenza
                                               Senior Vice President-Finance and
                                               Chief Financial Officer