Form 10-Q
period 2001-09-28
RADNOR HOLDINGS CORP
filed 2001-11-13
CIK 1029893

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                              September 28, 2001

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

                                Yes [X]  No [_]

    The number of shares outstanding of the Registrant's common stock as of
                               November 13, 2001:

                                                            Number
                                                                of
                 Class                                       Shares
------------------------------------------------------      --------
Voting Common Stock; $.10 par value                             600
Nonvoting Common Stock; $.10 par value                          245
Class B Nonvoting Common Stock; $.01 par value                5,400

===============================================================================

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                              September 28,        December 29,
                                                                                                  2001                 2000
                                                                                              -------------        ------------
                                                                                              (Unaudited)

                                                  ASSETS
                                                  ------
CURRENT ASSETS
   Cash                                                                                       $      3,708         $     3,726
   Accounts receivable, net                                                                         36,242              37,036
   Inventories, net                                                                                 45,460              38,120
   Prepaid expenses and other                                                                       11,841              12,669
   Deferred tax asset                                                                                1,610               1,617
                                                                                              -------------        ------------
      Total current assets                                                                          98,861              93,168
                                                                                              -------------        ------------

PROPERTY, PLANT AND EQUIPMENT                                                                      246,903             238,476
LESS - ACCUMULATED DEPRECIATION                                                                    (57,444)            (47,083)
                                                                                              -------------        ------------
NET PROPERTY, PLANT AND EQUIPMENT                                                                  189,459             191,393
                                                                                              -------------        ------------

OTHER ASSETS                                                                                        19,606              21,438
                                                                                              -------------        ------------
      Total assets                                                                            $    307,926         $   305,999
                                                                                              =============        ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                                           $     43,183         $    52,385
   Accrued liabilities                                                                              23,331              19,869
   Current portion of long-term debt and capital
         lease obligations                                                                           5,161               4,797
                                                                                              -------------        ------------
         Total current liabilities                                                                  71,675              77,051
                                                                                              -------------        ------------

LONG-TERM DEBT, net of current portion                                                             233,043             220,566
                                                                                              -------------        ------------
CAPITAL LEASE OBLIGATIONS, net of current portion                                                    3,246               4,145
                                                                                              -------------        ------------
DEFERRED TAX LIABILITY                                                                               3,205               3,990
                                                                                              -------------        ------------
OTHER NONCURRENT LIABILITIES                                                                         2,083               2,058
                                                                                              -------------        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Voting and nonvoting common stock, 22,700 shares authorized,
    6,245 shares issued and outstanding                                                                  1                   1
   Additional paid-in capital                                                                       19,387              19,387
   Retained deficit                                                                                (12,481)            (10,953)
   Cumulative translation adjustment                                                               (12,233)            (10,246)
                                                                                              -------------        ------------
      Total stockholders' equity                                                                    (5,326)             (1,811)
                                                                                              -------------        ------------
      Total liabilities and stockholders' equity                                              $    307,926         $   305,999
                                                                                              =============        ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                                  For the three months ended                  For the nine months ended
                                             ----------------------------------         -----------------------------------
                                             September 28,        September 29,         September 28,         September 29,
                                                  2001                 2000                  2001                  2000
                                             ------------         -------------         -------------         -------------
NET SALES                                    $     81,531         $      97,296         $     250,134         $     271,775

COST OF GOODS SOLD                                 55,780                73,380               185,231               204,585
                                             ------------         -------------         -------------         -------------
GROSS PROFIT                                       25,751                23,916                64,903                67,190

OPERATING EXPENSES:
    Distribution                                    7,233                 6,874                19,218                19,036
    Selling, general and administrative            11,154                 9,201                29,851                32,017
                                             ------------         -------------         -------------         -------------
INCOME FROM CONTINUING OPERATIONS                   7,364                 7,841                15,834                16,137

OTHER EXPENSE:
     Interest, net                                  5,524                 5,688                16,505                16,630
     Other, net                                       813                   173                 1,458                   503
                                             ------------         -------------         -------------         -------------
INCOME (LOSS) BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                        1,027                 1,980                (2,129)                 (996)

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                           35                   111                   (85)                  (45)
     Deferred                                         334                   642                  (681)                 (333)
                                            -------------         -------------         -------------         -------------
                                                      369                   753                  (766)                 (378)
                                            -------------         -------------         -------------         -------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS          658                 1,227                (1,363)                 (618)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX         (40)                  (99)                 (165)                  (99)
                                            -------------         -------------         -------------         -------------
NET INCOME (LOSS)                           $         618         $       1,128         $      (1,528)        $        (717)
                                            =============         =============         =============         =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                              For the nine months ended
                                                                        -------------------------------------
                                                                         September 28,          September 29,
                                                                             2001                   2000
                                                                        --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $      (1,528)           $      (717)
     Adjustments to reconcile net loss to cash used
         in operating activities-
            Depreciation and amortization                                      14,376                 14,034
            Deferred income taxes                                                (681)                  (333)
            Loss from discontinued operations                                     165                     99
            Changes in operating assets and liabilities, net of
                acquisition and disposition of businesses-
                   Accounts receivable, net                                        89                (17,702)
                   Inventories, net                                            (7,832)               (10,551)
                   Prepaid expenses and other                                     395                 (3,381)
                   Accounts payable                                            (8,550)                11,803
                   Accrued liabilities and other                                3,381                    973
                                                                        --------------           ------------
                       Net cash used in continuing operations                    (185)                (5,775)

                       Net cash used in discontinued operations                   (15)                (2,409)
                                                                        --------------           ------------
                       Net cash used in operating activities                     (200)                (8,184)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                     (10,539)                (9,943)
     Increase in other assets                                                  (1,865)                (1,835)
                                                                        --------------           ------------
                       Net cash used in investing activities                  (12,404)               (11,778)
                                                                        --------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on bank financed debt and
         unsecured notes payable                                               13,618                 16,893
     Net payments on capital lease obligations                                   (868)                  (813)
                                                                        --------------           ------------
                       Net cash provided by financing activities               12,750                 16,080
                                                                        --------------           ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (164)                  (499)
                                                                        --------------           ------------
NET DECREASE IN CASH                                                              (18)                (4,381)

CASH, beginning of period                                                       3,726                  7,579
                                                                        --------------           ------------
CASH, end of period                                                     $       3,708             $    3,198
                                                                        ==============           ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                      $      10,747             $   11,537
                                                                        ==============           ============
     Income taxes paid, net of refunds of $168 in 2000                  $          33             $     (162)
                                                                        ==============           ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY OPERATING SEGMENTS
                                  (Unaudited)
                                (In thousands)


                                                      For the three months ended                 For the nine months ended
                                                ------------------------------------       ------------------------------------
                                                  September 28,        September 29,         September 28,        September 29,
                                                      2001                  2000                 2001                 2000
                                                ---------------      ---------------       ---------------       --------------
Sales to Unaffiliated Customers:
     Packaging and Insulation                   $       60,227       $       64,272        $      181,766        $     183,391
     Specialty Chemicals                                28,670               41,515                87,786              109,820
     Corporate and Other                                   563                  794                 1,732                2,309
     Transfers Between Operating
        Segments  (1)                                   (7,929)              (9,285)              (21,150)             (23,745)
                                                ---------------      ---------------       ---------------       --------------
                   Consolidated                 $       81,531       $       97,296        $      250,134        $     271,775
                                                ---------------      ---------------       ---------------       --------------

Income (Loss) from Continuing Operations:
     Packaging and Insulation                   $        8,751       $        5,571        $       19,878        $      16,102
     Specialty Chemicals                                   186                2,063                   424                2,922
     Corporate and Other                                (1,573)                 207                (4,468)              (2,887)
                                                ---------------      ---------------       ---------------       --------------
                   Consolidated                 $        7,364       $        7,841        $       15,834        $      16,137
                                                ---------------      ---------------       ---------------       --------------

Income (Loss) before Income Taxes and
  Discontinued Operations:
     Packaging and Insulation                   $        5,045       $        1,873        $        9,523        $       4,398
     Specialty Chemicals                                (1,402)               1,129                (3,951)               1,274
     Corporate and Other                                (2,616)              (1,022)               (7,701)              (6,668)
                                                ---------------      ---------------       ---------------       ---------------
                   Consolidated                 $        1,027       $        1,980        $       (2,129)       $        (996)
                                                ---------------      ---------------       ---------------       ---------------

(1) Transfers between operating segments reflect the sale of EPS bead from the Specialty Chemicals operating segment to the Packaging and Insulation operating segment.

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                         SUMMARY BY GEOGRAPHIC REGION
                                  (Unaudited)
                                (In thousands)


                                                      For the three months ended                 For the nine months ended
                                                  ----------------------------------         ----------------------------------
                                                  September 28,        September 29,         September 28,        September 29,
                                                      2001                 2000                  2001                 2000
                                                  -------------        -------------         -------------        -------------
Sales to Unaffiliated Customers:
     United States                                $      56,170        $      62,662         $     172,784        $     178,354
     Canada                                               6,516                8,460                21,017               22,557
     Europe                                              21,545               29,775                64,565               78,239
     Transfers Between Geographic
        Regions (1)                                      (2,700)              (3,601)               (8,232)              (7,375)
                                                  -------------        -------------         -------------        -------------
                   Consolidated                   $      81,531        $      97,296         $     250,134        $     271,775
                                                  -------------        -------------         -------------        -------------

Income from Continuing Operations:
     United States                                $       5,218        $       3,642         $      10,827        $       5,284
     Canada                                               1,269                  862                 2,985                1,515
     Europe                                                 877                3,337                 2,022                9,338
                                                  -------------        -------------         -------------        -------------
                   Consolidated                   $       7,364        $       7,841         $      15,834        $      16,137
                                                  -------------        -------------         -------------        -------------

Income (Loss) before Income Taxes and
  Discontinued Operations:
     United States                                $         405        $        (331)        $      (2,504)       $      (6,390)
     Canada                                                 923                  332                 1,974                    2
     Europe                                                (301)               1,979                (1,599)               5,392
                                                  -------------        -------------         -------------        -------------
                   Consolidated                   $       1,027        $       1,980         $      (2,129)       $        (996)
                                                  -------------        -------------         -------------        -------------


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

(3)  INVENTORIES

     The components of inventories were as follows (in thousands):


                       September 28,     December 29,
                           2001              2000
                       -------------     ------------
     Raw Materials     $  10,122         $  11,911
     Work in Process       2,304             1,459
     Finished Goods       33,034            24,750
                       -------------     ------------
                       $  45,460         $  38,120
                       =============     ============

(4)  INTEREST EXPENSE

     Included in interest expense was $375,000 and $376,000 of amortization of deferred financing costs for the three months ended September 28, 2001 and September 29, 2000, respectively, and $1,124,000 and $1,126,000 of amortization of deferred financing costs for the nine months ended September 28, 2001 and September 29, 2000, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $105,000 and $87,000 for the three months ended September 28, 2001 and September 29, 2000, respectively, and $285,000 and $257,000 for the nine months ended September 28, 2001 and September 29, 2000, respectively, was also included in interest expense.

(5)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):


                                                    Three Months Ended               Nine Months Ended
                                                -----------------------------   -----------------------------
                                                September 28,   September 29,   September 28,   September 29,
                                                     2001           2000            2001            2000
                                                -------------   -------------   -------------   -------------
  Net Income (Loss)                             $      618      $   1,128       $  (1,528)      $    (717)
  Foreign Currency Translation Adjustment            2,694         (3,832)         (1,987)         (6,350)
                                                --------------  -------------   --------------  -------------
            Comprehensive Income (Loss)         $    3,312      $  (2,704)      $  (3,515)      $  (7,067)
                                                ==============  =============   ==============  =============


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

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           As of September 28, 2001
                     (In thousands, except share amounts)

                                                            Holding     Guarantor      Non-Guarantor
                                                            Company    Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                           ---------  --------------  ---------------  --------------  -------------
                   ASSETS
                   ------

CURRENT ASSETS
       Cash                                                $      -        $  1,300         $  2,408       $       -      $   3,708
       Accounts receivable, net                                   -          22,557           20,137          (6,452)        36,242
       Inventories, net                                           -          35,221           10,239               -         45,460
       Intercompany receivable                                    -               -            2,668          (2,668)             -
       Prepaid expenses and other                               179           8,956            2,764             (58)        11,841
       Deferred tax asset                                         -           1,505              133             (28)         1,610
                                                           --------        --------         --------       ---------      ---------

             Total current assets                               179          69,539           38,349          (9,206)        98,861
                                                           --------        --------         --------       ---------      ---------

PROPERTY, PLANT AND EQUIPMENT                                     -         188,563           58,340               -        246,903
LESS - ACCUMULATED DEPRECIATION                                   -         (46,344)         (11,100)              -        (57,444)
                                                           --------        --------         --------       ---------      ---------

NET PROPERTY, PLANT AND EQUIPMENT                                 -         142,219           47,240               -        189,459
                                                           --------        --------         --------       ---------      ---------

INTERCOMPANY RECEIVABLE                                      16,489          14,264                -         (30,753)             -
INVESTMENT IN SUBSIDIARIES                                  106,153          17,994                -        (124,147)             -
DEFERRED TAX ASSET                                            3,943               -                -          (3,943)             -
OTHER ASSETS                                                  3,571           9,737            6,298               -         19,606
                                                           --------        --------         --------       ---------      ---------

             Total assets                                  $130,335        $253,753         $ 91,887       $(168,049)     $ 307,926
                                                           ========        ========         ========       =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES
       Accounts payable                                    $      -        $ 29,362         $ 13,904       $     (83)     $  43,183
       Accrued liabilities                                    5,283          12,371            5,760             (83)        23,331
       Intercompany payable                                       -          12,642                -         (12,642)             -
       Current deferred tax liability                             -               -               28             (28)             -
       Current portion of long-term debt and capital
          lease obligations                                       -           4,078            1,083               -          5,161
                                                           --------        --------         --------       ---------      ---------

             Total current liabilities                        5,283          58,453           20,775         (12,836)        71,675
                                                           --------        --------         --------       ---------      ---------
LONG-TERM DEBT, net of current portion                      160,910          56,991           15,142               -        233,043
                                                           --------        --------         --------       ---------      ---------
CAPITAL LEASE OBLIGATIONS, net of current portion                 -           2,805              441               -          3,246
                                                           --------        --------         --------       ---------      ---------
INTERCOMPANY PAYABLE                                              -          16,560           31,754         (48,314)             -
                                                           --------        --------         --------       ---------      ---------
DEFERRED TAX LIABILITY                                            -           6,800              348          (3,943)         3,205
                                                           --------        --------         --------       ---------      ---------
OTHER NONCURRENT LIABILITIES                                      -           2,083                -               -          2,083
                                                           --------        --------         --------       ---------      ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
       Voting and nonvoting common stock, 22,700 shares
             authorized 6,245 shares issued and
             outstanding                                          1               4               22             (26)             1
       Additional paid-in capital                             9,164          97,634           15,506        (102,917)        19,387
       Retained earnings (deficit)                          (45,023)         21,752           10,783               7        (12,481)
       Cumulative translation adjustment                          -          (9,329)          (2,884)            (20)       (12,233)
                                                           --------        --------         --------       ---------      ---------

             Total stockholders' equity                     (35,858)        110,061           23,427        (102,956)        (5,326)
                                                           --------        --------         --------       ---------      ---------

             Total liabilities and stockholders' equity    $130,335        $253,753         $ 91,887       $(168,049)     $ 307,926
                                                           ========        ========         ========       =========      =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the three months ended September 28, 2001
                                (In thousands)


                                                 Holding          Guarantor       Non-Guarantor
                                                 Company        Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                                 -------        ------------      ------------      ------------      ------------
NET SALES                                       $      -          $ 56,602          $ 27,629        $  (2,700)         $ 81,531

COST OF GOODS SOLD                                     -            37,868            20,612           (2,700)           55,780
                                                --------          --------          --------        ---------          --------

GROSS PROFIT                                           -            18,734             7,017                -            25,751

OPERATING EXPENSES:
       Distribution                                    -             5,150             2,083                -             7,233
       Selling, general and administrative             -             8,892             2,262                -            11,154
                                                --------          --------          --------        ---------          --------

INCOME FROM CONTINUING OPERATIONS                      -             4,692             2,672                -             7,364

OTHER EXPENSE:
       Interest, net                               1,226             3,240             1,058                -             5,524
       Other, net                                      -               340               473                -               813
                                                --------          --------          --------        ---------          --------

INCOME (LOSS) BEFORE INCOME TAXES
       AND DISCONTINUED OPERATIONS                (1,226)            1,112             1,141                -             1,027

PROVISION (BENEFIT) FOR INCOME TAXES:
       Current                                         -                42                (7)               -                35
       Deferred                                        -               334                 -                -               334
                                                --------          --------          --------        ---------          --------
                                                       -               376                (7)               -               369
                                                --------          --------          --------        ---------          --------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS      (1,226)              736             1,148                -               658

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX         40                 -                 -                -                40
                                                --------          --------          --------        ---------          --------

NET INCOME (LOSS)                               $ (1,266)         $    736          $  1,148        $       -          $    618
                                                ========          ========          ========        =========          ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the nine months ended September 28, 2001
                                (In thousands)



                                                   Holding          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries      Subsidiaries       Eliminations     Consolidated
                                                   -------       ------------      -------------      ------------     ------------
NET SALES                                         $      -         $173,799           $84,567          $ (8,232)         $ 250,134

COST OF GOODS SOLD                                       -          128,644            64,819            (8,232)           185,231
                                                  --------         --------           -------          --------          ---------
GROSS PROFIT                                             -           45,155            19,748                 -             64,903

OPERATING EXPENSES:
       Distribution                                      -           13,502             5,716                 -             19,218
       Selling, general and administrative               2           22,435             7,414                 -             29,851
                                                  --------         --------           -------          --------          ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                (2)           9,218             6,618                 -             15,834

OTHER EXPENSE:
       Interest, net                                 2,463           10,720             3,322                 -             16,505
       Other, net                                        9              116             1,333                 -              1,458
                                                  --------         --------           -------          --------          ---------
INCOME (LOSS) BEFORE INCOME TAXES
       AND DISCONTINUED OPERATIONS                  (2,474)          (1,618)            1,963                 -             (2,129)

PROVISION (BENEFIT) FOR INCOME TAXES:
       Current                                           -              (96)               11                 -                (85)
       Deferred                                          -             (681)                -                 -               (681)
                                                  --------         --------           -------          --------          ---------
                                                         -             (777)               11                 -               (766)
                                                  --------         --------           -------          --------          ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS        (2,474)            (841)            1,952                 -             (1,363)
                                                  --------         --------           -------          --------          ---------

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX          165                -                 -                 -                165

NET INCOME (LOSS)                                 $ (2,639)        $   (841)          $ 1,952          $      -          $  (1,528)
                                                  ========         ========           =======          ========          =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the nine months ended September 28, 2001
                                (In thousands)


                                                   Holding         Guarantor       Non-Guarantor
                                                   Company       Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                                   -------       ------------      -------------     ------------      ------------
Net cash provided by (used in) operating
 activities                                       $     82         $ (3,723)          $ 3,441         $      -           $    (200)

Cash flows from investing activities:
       Capital expenditures                              -           (5,720)           (4,819)               -             (10,539)
       Change in other assets                          714           (1,224)           (1,355)               -              (1,865)
                                                  --------         --------           -------         --------           ---------
Net cash provided by (used in) investing
 activities                                            714           (6,944)           (6,174)               -             (12,404)
                                                  --------         --------           -------         --------           ---------
Cash flows from financing activities:
       Net borrowings on bank financed debt and
        unsecured notes payable                          -            7,554             6,064                -              13,618
       Net payments on capital lease obligations         -             (689)             (179)               -                (868)
       Change in intercompany, net                    (796)           3,681            (2,885)               -                   -
                                                  --------         --------           -------         --------           ---------
Net cash provided by (used in) financing
 activities                                           (796)          10,546             3,000                -              12,750
                                                  --------         --------           -------         --------           ---------
Effect of exchange rate changes on cash                  -              527              (691)               -                (164)
                                                  --------         --------           -------         --------           ---------
Net increase (decrease) in cash                          -              406              (424)               -                 (18)

Cash, beginning of period                                -              894             2,832                -               3,726
                                                  --------         --------           -------         --------           ---------
Cash, end of period                               $      -         $  1,300           $ 2,408         $      -           $   3,708
                                                  ========         ========           =======         ========           =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            As of December 29, 2000
                     (In thousands, except share amounts)


                                                         Holding       Guarantor     Non-Guarantor
                                                         Company     Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                         -------     ------------    ------------     ------------     ------------
                      ASSETS
                      ------

CURRENT ASSETS
   Cash                                                $       -      $     894        $  2,832      $        -          $   3,726
   Accounts receivable, net                                    -         23,332          13,704               -             37,036
   Inventories, net                                            -         27,614          10,506               -             38,120
   Intercompany receivable                                     -              -           5,820          (5,820)                 -
   Prepaid expenses and other                                178         10,013           2,478               -             12,669
   Deferred tax asset                                          -          1,505             140             (28)             1,617
                                                       ---------      ---------        --------      ----------          ---------
      Total current assets                                   178         63,358          35,480          (5,848)            93,168
                                                       ---------      ---------        --------      ----------          ---------

PROPERTY, PLANT AND EQUIPMENT                                  -        182,864          55,612               -            238,476
LESS - ACCUMULATED DEPRECIATION                                -        (38,005)         (9,078)              -            (47,083)
                                                       ---------      ---------        --------      ----------          ---------
NET PROPERTY, PLANT AND EQUIPMENT                              -        144,859          46,534               -            191,393
                                                       ---------      ---------        --------      ----------          ---------

INTERCOMPANY RECEIVABLE                                   15,693         10,608               -         (26,301)                 -
INVESTMENT IN SUBSIDIARIES                               106,153          7,005               -        (113,158)                 -
DEFERRED TAX ASSET                                         3,852              -               -          (3,852)                 -
OTHER ASSETS                                               4,614         11,838           4,986               -             21,438
                                                       ---------      ---------        --------      ----------          ---------
      Total assets                                     $ 130,490      $ 237,668        $ 87,000      $ (149,159)         $ 305,999
                                                       =========      =========        ========      ==========          =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                    $       -      $  36,806        $ 15,579      $        -          $  52,385
   Accrued liabilities                                     1,268         14,012           4,589               -             19,869
   Intercompany payable                                        -          9,492               -          (9,492)                 -
   Current deferred tax liability                              -              -              28             (28)                 -
   Current portion of long-term debt and capital
    lease obligations                                          -          4,288             509               -              4,797
                                                       ---------      ---------        --------      ----------          ---------
      Total current liabilities                            1,268         64,598          20,705          (9,520)            77,051
                                                       ---------      ---------        --------      ----------          ---------

LONG-TERM DEBT, net of current portion                   161,196         49,226          10,144               -            220,566
                                                       ---------      ---------        --------      ----------          ---------
CAPITAL LEASE OBLIGATIONS, net of current portion              -          3,495             650               -              4,145
                                                       ---------      ---------        --------      ----------          ---------
INTERCOMPANY PAYABLE                                           -              -          43,820         (43,820)                 -
                                                       ---------      ---------        --------      ----------          ---------
DEFERRED TAX LIABILITY                                         -          7,482             360          (3,852)             3,990
                                                       ---------      ---------        --------      ----------          ---------
OTHER NONCURRENT LIABILITIES                                   -          2,058               -               -              2,058
                                                       ---------      ---------        --------      ----------          ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Voting and nonvoting common stock, 22,700 shares
    authorized 6,245 shares issued and outstanding             1              4              22             (26)                 1
   Additional paid-in capital                              9,164         97,634           4,517         (91,928)            19,387
   Retained earnings (deficit)                           (41,139)        21,348           8,831               7            (10,953)
   Cumulative translation adjustment                           -         (8,177)         (2,049)            (20)           (10,246)
                                                       ---------      ---------        --------      ----------          ---------

      Total stockholders' equity                         (31,974)       110,809          11,321         (91,967)            (1,811)
                                                       ---------      ---------        --------      ----------          ---------

      Total liabilities and stockholders' equity       $ 130,490      $ 237,668        $ 87,000      $ (149,159)         $ 305,999
                                                       =========      =========        ========      ==========          =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the three months ended September 29, 2000
                                (In thousands)


                                                 Holding          Guarantor       Non-Guarantor
                                                 Company        Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                                 -------        ------------      ------------      ------------      ------------
NET SALES                                      $       -         $  62,839          $ 38,058       $   (3,601)          $  97,296

COST OF GOODS SOLD                                     -            48,145            28,836           (3,601)             73,380
                                               ---------         ---------          --------       ----------           ---------
GROSS PROFIT                                           -            14,694             9,222                -              23,916

OPERATING EXPENSES:
       Distribution                                    -             4,776             2,098                -               6,874
       Selling, general and administrative             6             6,848             2,347                -               9,201
                                               ---------         ---------          --------       ----------           ---------
INCOME LOSS FROM CONTINUING OPERATIONS                (6)            3,070             4,777                -               7,841

OTHER EXPENSE:
       Interest, net                               1,243             3,192             1,253                -               5,688
       Other, net                                      -              (543)              716                -                 173
                                               ---------         ---------          --------       ----------           ---------

INCOME (LOSS) BEFORE INCOME TAXES
          AND DISCONTINUED OPERATIONS             (1,249)              421             2,808                -               1,980

PROVISION FOR INCOME TAXES:
       Current                                         -                96                15                                  111
       Deferred                                        -               642                 -                                  642
                                               ---------         ---------          --------       ----------           ---------
                                                       -               738                15                -                 753
                                               ---------         ---------          --------       ----------           ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS      (1,249)             (317)            2,793                -               1,227
                                               ---------         ---------          --------       ----------           ---------

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX         99                 -                 -                -                  99

NET INCOME (LOSS)                              $  (1,348)        $    (317)         $  2,793       $        -           $   1,128
                                               =========         =========          ========       ==========           =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the nine months ended September 29, 2000
                                (In thousands)

                                                      Holding           Guarantor     Non-Guarantor
                                                      Company         Subsidiaries    Subsidiaries       Eliminations   Consolidated
                                                      -------         ------------    ------------       ------------   ------------
NET SALES                                            $      -            $178,791        $100,359          $ (7,375)      $ 271,775

COST OF GOODS SOLD                                          -             137,614          74,346            (7,375)        204,585
                                                     --------            --------        --------          --------       ---------

GROSS PROFIT                                                -              41,177          26,013                 -          67,190

OPERATING EXPENSES:
       Distribution                                         -              13,282           5,754                 -          19,036
       Selling, general and administrative                  6              23,722           8,289                 -          32,017
                                                     --------            --------        --------          --------       ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   (6)              4,173          11,970                 -          16,137

OTHER EXPENSE:
       Interest, net                                    3,736               9,064           3,830                 -          16,630
       Other, net                                           6              (1,096)          1,593                 -             503
                                                     --------            --------        --------          --------       ---------

INCOME (LOSS) BEFORE INCOME TAXES
         AND DISCONTINUED OPERATIONS                   (3,748)             (3,795)          6,547                 -            (996)

PROVISION (BENEFIT) FOR INCOME TAXES:
       Current                                              -                 (48)              3                 -             (45)
       Deferred                                             -                (314)            (19)                -            (333)

                                                     --------            --------        --------          --------       ---------
                                                            -                (362)            (16)                -            (378)
                                                     --------            --------        --------          --------       ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS           (3,748)             (3,433)          6,563                 -            (618)

                                                     --------            --------        --------          --------       ---------

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX              99                   -               -                 -              99

NET INCOME (LOSS)                                    $ (3,847)           $ (3,433)       $  6,563          $      -       $    (717)
                                                     ========            ========        ========          ========       =========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the nine months ended September 29, 2000
                               (In thousands)

                                                       Holding           Guarantor     Non-Guarantor
                                                       Company         Subsidiaries    Subsidiaries       Eliminations  Consolidated
                                                       -------         ------------    ------------       ------------  ------------
Net cash used in operating activities                $ (1,933)           $   (156)       $ (6,095)         $      -       $  (8,184)

Cash flows from investing activities:
       Capital expenditures                                 -              (8,428)         (1,515)                -          (9,943)
       Change in other assets                             776              (1,360)         (1,251)                -          (1,835)
                                                     --------            --------        --------          --------       ---------

Net cash provided by (used in) investing activities       776              (9,788)         (2,766)                -         (11,778)
                                                     --------            --------        --------          --------       ---------

Cash flows from financing activities:
       Net borrowings on bank financed debt and
         unsecured notes payable                            -               9,839           7,054                 -          16,893
       Net payments on capital lease obligation             -                (635)           (178)                -            (813)
       Change in intercompany, net                      1,157              (1,604)            447                 -               -
                                                     --------            --------        --------          --------       ---------

Net cash provided by financing activities               1,157               7,600           7,323                 -          16,080
                                                     --------            --------        --------          --------       ---------

Effect of exchange rate changes on cash                     -                 (38)           (461)                -            (499)
                                                     --------            --------        --------          --------       ---------

Net decrease in cash                                        -              (2,382)         (1,999)                -          (4,381)

Cash, beginning of period                                   -               2,914           4,665                 -           7,579
                                                     --------            --------        --------          --------       ---------

Cash, end of period                                  $      -            $    532        $  2,666          $      -       $   3,198
                                                     ========            ========        ========          ========       =========

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

Results of Operations
---------------------

CONSOLIDATED

                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                              --------------------------------         --------------------------------
                              SEPTEMBER 28,       SEPTEMBER 29,        SEPTEMBER 28,      SEPTEMBER 29,
(Millions of dollars)             2001                2000                 2001                2000
----------------------------------------------------------------------------------------------------------
Net sales                         $81.5               $97.3               $250.1              $271.8
----------------------------------------------------------------------------------------------------------
Gross profit                       25.8                23.9                 64.9                67.2
----------------------------------------------------------------------------------------------------------
Operating expenses                 18.4                16.1                 49.1                51.1
----------------------------------------------------------------------------------------------------------
Income from operations              7.4                 7.8                 15.8                16.1
----------------------------------------------------------------------------------------------------------

  Net sales for the three months ended September 28, 2001 were $81.5 million, a decrease of $15.8 million from the three months ended September 29, 2000. This decrease was primarily due to lower sales prices in the specialty chemicals segment, mainly in Europe, resulting from reduced raw material costs versus the comparable quarter in the prior year and reduced sales volumes at the North American operations, partially offset by increased selling prices at the Company's North American packaging operations.

  As a percentage of net sales, gross profit for the three months ended September 28, 2001 increased to 31.7% from 24.6% in the same period in 2000. This increase was primarily caused by lower raw material costs across all segments and higher selling prices at the Company's North American packaging operations, partially offset by lower selling prices in the specialty chemicals segment and the reduction in sales volumes. Due to lower raw material and energy related costs, as well as increased selling prices in the domestic packaging business, the North American packaging and specialty chemical operations had a $4.6 million increase in gross profit to $19.8 million for the three months ended September 28, 2001 as compared to the same period in the prior year.

  Operating expenses for the three months ended September 28, 2001 increased by $2.3 million to $18.4 million from $16.1 million for the same period in 2000, primarily due to higher corporate general and administrative costs. For the reasons described above, income from operations decreased by $0.4 million to $7.4 million for the three months ended September 28, 2001.

  Net sales for the nine months ended September 28, 2001 were $250.1 million, a decrease of $21.7 million from the nine months ended September 29, 2000. This decrease was primarily due to lower sales prices throughout the specialty chemicals segment, resulting from reduced raw material costs, partially offset by selling price increases implemented in January and June 2001 at the Company's North American packaging operations.

  As a percentage of net sales, gross profit for the nine months ended September 28, 2001 increased to 25.9% from 24.7% for the same nine-month period in 2000. This was primarily caused by higher selling prices in the Company's packaging and insulation business that resulted from price increases implemented during 2001 as well as lower raw material costs and improved manufacturing efficiencies across all segments. The increase was partially offset by lower EPS selling prices at the Company's European specialty chemicals operations as well as a $4.0 million increase in energy-related costs at the North American packaging operations.

  Operating expenses decreased by $2.0 million to $49.1 million for the nine months ended September 28, 2001 from the same period in 2000 primarily due to reductions in selling expenses at the North American packaging operations and cost containment initiatives implemented in response to higher energy costs. For the reasons described above, income from operations as a percentage of net sales increased to 6.3% for the nine months ended September 28, 2001 from 5.9% for the nine-month period in 2000.

SEGMENT ANALYSIS

Packaging & Insulation

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                               ---------------------------------           --------------------------------
                                               SEPTEMBER 28,       SEPTEMBER 29,           SEPTEMBER 28,      SEPTEMBER 29,
(Millions of dollars)                              2001               2000                     2001               2000
---------------------------------------------------------------------------------------------------------------------------
Net sales                                          $60.2              $64.3                   $181.8             $183.4
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                        20.9               16.9                     52.3               49.4
---------------------------------------------------------------------------------------------------------------------------
Operating expenses                                  12.1               11.3                     32.4               33.3
---------------------------------------------------------------------------------------------------------------------------
Income from operations                               8.8                5.6                     19.9               16.1
---------------------------------------------------------------------------------------------------------------------------

  Net sales in the packaging and insulation business segment decreased by $4.1 million to $60.2 million for the three months ended September 28, 2001. This decrease was primarily caused by lower sales volumes across the entire segment, partially offset by increased selling prices at the Company's U.S. packaging operations.

  Gross profit increased to $20.9 million or 34.7% of net sales for the three months ended September 28, 2001 from $16.9 million or 26.3% of net sales for the same period in 2000. This $4.0 million or 23.7% increase in gross profit was primarily caused by higher selling prices and lower raw material costs across the segment, as well as a $0.7 million decrease in energy-related costs in the North American operations.

  Operating expenses increased by $0.8 million to $12.1 million for the three months ended September 28, 2001 from $11.3 million for the same period in 2000 primarily due to higher selling, distribution and general and administrative costs at the Company's domestic packaging business.

  For the reasons described above, income from operations increased by $3.2 million for the three months ended September 28, 2001 versus the same period in the prior year. Despite decreased sales volumes described above, the North American packaging operations had a $2.4 million increase in income from operations to 14.1% of net sales for the three months ended September 28, 2001 as compared to 8.9% of net sales for the three months ended September 29, 2000.

  Net sales for the nine months ended September 28, 2001 were $181.8 million. This $1.6 million decrease over the nine-month period ended September 29, 2000 was primarily due to lower sales volumes throughout the Company's packaging and insulation operations, almost entirely offset by price increases implemented at the Company's North American packaging operations in January and June 2001.

  Gross profit increased to $52.3 million or 28.8% of net sales for the nine months ended September 28, 2001 from $49.4 million or 26.9% for the same period in 2000. This $2.9 million or 5.9% increase was primarily caused by higher selling prices and lower raw material costs throughout the entire segment as well as improved manufacturing efficiencies, resulting from engineering projects and technology upgrades, largely offset by a $4.0 million increase in energy-related costs at the Company's domestic packaging business and decreased sales volume across the segment.

  Operating expenses decreased to $32.4 million or 17.8% of net sales for the nine months ended September 28, 2001 from $33.3 million or 18.2% of net sales for the same period in the prior year. This decrease was primarily caused by lower selling costs at the North American packaging business. For the reasons described above, income from operations increased by $3.8 million to $19.9 million for the nine months ended September 28, 2001 versus the same period in 2000.

Specialty Chemicals

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                             ---------------------------------           --------------------------------
                                             SEPTEMBER 28,       SEPTEMBER 29,           SEPTEMBER 28,      SEPTEMBER 29,
(Millions of dollars)                            2001               2000                     2001               2000
-------------------------------------------------------------------------------------------------------------------------
Net sales                                        $28.7              $41.5                    $87.8             $109.8
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                       4.3                6.2                     11.7               14.9
-------------------------------------------------------------------------------------------------------------------------
Operating expenses                                 4.1                4.1                     11.3               12.0
-------------------------------------------------------------------------------------------------------------------------
Income from operations                             0.2                2.1                      0.4                2.9
-------------------------------------------------------------------------------------------------------------------------

  Net sales for the third quarter of fiscal 2001 decreased to $28.7 million from $41.5 million for the same period in 2000. This decrease was primarily caused by lower selling prices across the entire segment resulting from reduced raw material costs versus the comparable quarter in the prior year. Net sales for the three months ended September 28, 2001 and September 29, 2000 included sales to the packaging and insulation segment of $7.9 million and $9.3 million, respectively.

  As a percentage of net sales, gross profit increased slightly to 15.0% for the three months ended September 28, 2001 from 14.9% for the same period in 2000. Lower EPS selling prices across the entire segment as well as decreased sales volumes at the Company's North American operations were more than offset by reduced raw material costs and improved manufacturing efficiencies at the North American operations.

  Operating expenses remained unchanged at $4.1 million for the three months ended September 28, 2001 due to general and administrative cost containment initiatives. For the reasons described above, income from operations decreased by $1.9 million to $0.2 million for the three months ended September 28, 2001 compared to the same period in 2000.

  Net sales decreased by $22.0 million to $87.8 million for the nine months ended September 28, 2001 from the same period in 2000. This decrease was primarily due to lower selling prices, mainly in Europe, resulting from reduced raw material costs versus the comparable period in the prior year, partially offset by higher sales volumes. Net sales for the nine months ended September 28, 2001 and September 29, 2000 included sales to the packaging and insulation segment of $21.0 million and $23.7 million, respectively.

  As a percentage of net sales, gross profit decreased slightly to 13.3% for the nine months ended September 28, 2001 from 13.6% in the nine-month period in
2000.   As described above, lower EPS selling prices at the Company's European business and decreased sales volumes in North America were almost entirely offset by reduced raw material costs and improved manufacturing efficiencies throughout the segment.

  Operating expenses decreased by $0.7 million to $11.3 million for the nine months ended September 28, 2001. This decrease was primarily a result of selling, general and administrative cost containment initiatives throughout the specialty chemicals segment. For the reasons described above, income from operations decreased by $2.5 million to $0.4 million for the nine months ended September 28, 2001 compared to the same period in 2000.

Corporate & Other

  For the three months ended September 28, 2001, corporate operating expenses increased by $1.5 million from the same period in 2000. For the nine month period ended September 28, 2001, corporate operating expenses decreased
$0.7 million from the same period in 2000. This decrease was primarily due to general and administrative cost containment initiatives implemented in response to higher energy costs across all operating segments.

INTEREST EXPENSE
----------------

                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                    ---------------------------------           ----------------------------------
                                    SEPTEMBER 28,       SEPTEMBER 29,           SEPTEMBER 28,      SEPTEMBER 29,
(Millions of dollars)                   2001               2000                     2001               2000
------------------------------------------------------------------------------------------------------------------
Interest expense                        $ 5.5              $ 5.7                    $16.5              $16.6
------------------------------------------------------------------------------------------------------------------

  Interest expense for the three and nine months ended September 28, 2001 remained consistent with the same period in 2000.

INCOME TAXES
------------

                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                     ---------------------------------           --------------------------------
                                    SEPTEMBER 28,       SEPTEMBER 29,           SEPTEMBER 28,      SEPTEMBER 29,
(Millions of dollars)                    2001               2000                     2001               2000
----------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)             $ 0.4              $ 0.8                    $(0.8)             $(0.4)
------------------------------------------------------------------------------------------------------------------- ---

  The effective tax rates for the three and nine months ended September 28, 2001 decreased to 35.9% and 36.0% of pre-tax income, respectively, from 38.0% of pre-tax income for the comparable periods in 2000. As of September 28, 2001 the Company had approximately $64.8 million of net operating loss carryforwards for federal income tax purposes, which expire through 2020.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the nine months ended September 28, 2001 and September 29, 2000, the Company's principal source of funds consisted of cash from financing activities. During the 2001 period, after-tax cash flow of $12.3 million and net borrowings on bank financed debt and capital lease obligations of $12.8 million were used to fund capital expenditures of $10.5 million and an $12.5 million increase in working capital.

  As of September 28, 2001, the Company had $50.6 million outstanding under its revolving credit agreements. Including cash on hand, the Company had $3.9 million of availability under its revolving credit agreements as of September 28, 2001. The principal uses of cash for the next several years will be working capital requirements and capital expenditures.

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


                                    RADNOR HOLDINGS CORPORATION

                                    By: /s/ Michael V. Valenza
                                        ---------------------------------
Date:  November 13, 2001                Michael V. Valenza
                                        Senior Vice President-Finance and
                                        Chief Financial Officer