Form 10-K405
period 2001-12-28
RADNOR HOLDINGS CORP
filed 2002-03-27
CIK 1029893

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

                   for the fiscal year ended December 28, 2001

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

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2002 there were 600 shares of the Registrant's Voting Common Stock ($.10 par value), 245 shares of the Registrant's Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant's Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

================================================================================

                           RADNOR HOLDINGS CORPORATION
                                 2001 FORM 10-K
                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

                                     PART I
                                     ------

 1.     Business                                                             1
            Packaging & Insulation
                Food Packaging Products                                      1
                Insulation Products                                          2
            Specialty Chemicals                                              2
            General
                Raw Materials                                                3
                Risks Attendant to Foreign Operations                        3
                Proprietary Technology and Trademarks                        3
                Competition                                                  3
                Employees                                                    4
                Environmental Matters                                        4

 2.     Properties
            Packaging & Insulation                                           6
            Specialty Chemicals                                              6

 3.     Legal Proceedings                                                    6

 4.     Submission of Matters to a Vote of Security Holders                  6

                                     PART II
                                     -------

 5.     Market for Registrant's Common Equity and Related Stock Matters      7

 6.     Selected Financial Data                                              8

 7.     Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                9

 7A.    Quantitative and Qualitative Disclosures About Market Risk           14

 8.     Financial Statements and Supplementary Data                          14

 9.     Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                 14

                                    PART III
                                    --------

 10.    Directors and Executive Officers of the Registrant                   15

 11.    Executive Compensation                                               17

 12.    Security Ownership of Certain Beneficial Owners and Management       19

 13.    Certain Relationships and Related Transactions                       21

                                     PART IV
                                     -------

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K     22

                                     PART I

ITEM 1.       BUSINESS

     Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemical and foam packaging products for the foodservice, insulation and packaging industries.

     The packaging and insulation business segment manufactures and distributes foam cup and container products for the foodservice industry, through its WinCup Holdings, Inc. ("WinCup") subsidiary. WinCup is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment primarily manufactures and distributes expandable polystyrene ("EPS") bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation ("Radnor Chemical") subsidiary, the Company is the third largest worldwide producer of EPS.

     Financial information concerning the Company's business segments appears in
Note 10 to the Consolidated Financial Statements included under Item 8 herein. As used in this Report, the term "Radnor" or "Company" includes subsidiaries, unless the context indicates otherwise.

                             PACKAGING & INSULATION

     Radnor's downstream operations consist of food packaging products where the Company is able to differentiate itself by its product quality, customer service and production technology. The downstream operations obtain nearly 100% of their external EPS requirements from the specialty chemicals segment. Prior to the sale of its European insulation operations in December 2001, Radnor's downstream operations also included insulation products.

FOOD PACKAGING PRODUCTS

     The Company manufactures a broad range of foam cups, bowls, containers, packaging products and thermoformed plastic lids. The use of foam provides an insulating feature to the Company's products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes for both hot and cold beverages and are sold under the COMpac(TM), Profit Pals(R), STYROcup(R), Handi-Kup HK(R), and Simplicity(R) brand names. Foam bowls and other containers are made in varying sizes for both hot and cold food products and are sold under the STYROcontainers(R) brand name. The Company also manufactures thermoformed leak-resistant plastic lids for its cups, bowls and containers.

     The Company sells its disposable food packaging products through a 55-person sales organization and through an extensive network of more than 72 independent sales representatives. Sales and marketing efforts are directed by the Company's Senior Vice President of Sales and Marketing and are supported by 14 senior sales managers with an average of more than 11 years experience in the foodservice industry. The Company believes its experienced sales team and long-term representative relationships enhance the Company's ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products.

     The Company's food packaging products are made with custom-designed foam cup molding machines, lid production machines and foam cup and container printing machines. The Company operates ten plants throughout the U.S. that produce foam cups, containers and lids.

     The Company supplies food packaging products to a number of large national companies and foodservice distributors. No customer represented more than 5.9% of the Company's net sales for 2001. In addition, the five largest accounts represented approximately 24.8% of the Company's net sales for 2001. Although the Company has not lost sales from its key customers in 1999, 2000, 2001 or 2002 to date, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability may be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

INSULATION PRODUCTS

     On December 12, 2001 the Company completed the sale of its European insulation operations (the "Insulation Business") to CRH Europe B.V. and CRH Denmark A/S (collectively "CRH"). The Insulation Business included seven manufacturing plants that convert EPS into insulation products for sale primarily to the Nordic construction industry. In accordance with a stock purchase agreement dated November 16, 2001, CRH purchased all of the stock of ThermiSol Finland Oy, ThermiSol Sweden AB and ThermiSol Denmark A/S from Radnor. In connection with the sale transaction, Radnor and its affiliates agreed not to engage in certain activities that would compete with the Business for a period of two years following the closing (the "Competition Covenant").

     The consideration for the sale of the Insulation Business and the Competition Covenant was approximately $34.4 million in cash, of which $1.3 million is either held in escrow or due to Radnor from CRH pending the outcome of a post-closing audit adjustment, and the assumption of net third party debt of approximately $0.7 million. In connection with the sale of the Insulation Business, Radnor realized a $10.5 million gain.

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

     The Company manufactures EPS for its internal consumption in addition to selling directly to third party manufacturers. The specialty chemicals segment supplies nearly 100% of the packaging and insulation segment's external EPS requirements. Sales to the packaging and insulation operations were $25.6 million or 22.5% of the specialty chemicals segment's total sales for 2001. The Company's EPS includes a range of bead sizes and densities for conversion into foam containers, light and heavy insulation boards, and various shape products.

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

     The Company operates four plants in North America and two plants in Europe that manufacture EPS from styrene monomer. These plants produced more than 330 million pounds or 149,600 metric tons of EPS during 2001.

                                     GENERAL

RAW MATERIALS

     The Company's packaging products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available in bulk quantities from numerous large, vertically integrated chemical companies. Historically, styrene monomer prices have fluctuated as a result of changes in petrochemical prices, capacity utilization and in supply and demand for styrene monomer. Styrene monomer prices ranged from $.33 to $.44 per pound during 2000. During 2001 and 2002 to date, styrene monomer prices have ranged from $.25 to $.38 per pound. Styrene monomer prices are approximately $.26 per pound as of March 26, 2002.

     The specialty chemicals business does not insulate the Company's packaging operations from styrene monomer price fluctuations, although it mitigates the impact of such fluctuations by increasing the Company's flexibility in purchasing styrene monomer. Radnor purchases styrene monomer from various suppliers through long-term contracts as well as through spot market transactions.

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

     Note 10 to the Company's financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company's operations and financial position as of and for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

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

     Radnor's food packaging business competes in the U.S. principally with Dart Container Corp., which has significantly greater financial resources than the Company and controls the largest share of this market segment. Competition in this segment is based primarily on customer service, product quality and the price at which the products are offered. The Company believes that its market position is attributable to its high level of customer service and product quality, strategically located manufacturing facilities, proprietary technology and experienced management team. The Company does not believe that other companies operating in related markets are likely to enter the food packaging business due to the significant investment that would be required.

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

EMPLOYEES

      As of December 28, 2001, the Company had approximately 1,710 full-time employees. Except for employees in Europe and Canada, Radnor's employees are not represented by any union. The Company has never experienced a material labor strike or other material labor-related work stoppage and considers its relations with its employees to be good.

      In Finland, over 90% of the Company's employees are represented by one of three unions and the Company is subject to three collective bargaining agreements. The European Union directives regarding employment are applicable to the Company in Finland; however, the terms of the collective bargaining agreements will control employment relationships to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives.

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

      Certain of the Company's manufacturing facilities generate air emissions, including volatile organic compounds and particulate matter, which are regulated and require permits and/or emissions control equipment. The Company believes that the majority of the air emissions from its facilities are properly permitted and controlled. Certain of the Company's facilities have been cited for instances of noncompliance, although no material citations were issued within the periods covered by the financial statements included in this Annual Report and all of these citations have been resolved without a material adverse effect to the Company's financial condition or results of operations. Certain of the Company's facilities also have failed to report certain emissions as required, and it is possible that certain of the Company's facilities lack proper air emission permits, that these permits do not address all regulated emissions and/or that certain of the facilities are not in full compliance with all permit conditions. The Company's Finnish and Polish facilities could be required in the future to reduce emissions of pentane and styrene. The requirement to reduce such air emissions is subject to negotiation with regulatory authorities and could require significant capital expenditures. The Company believes, however, that the costs of achieving and maintaining compliance with laws and regulations regarding air emissions are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations, based on its prior experience in addressing compliance matters that raised potentially similar issues for other facilities. Furthermore, the Company has no knowledge of any claims regarding air emissions that could be expected to have a material adverse effect on the Company's financial condition or results of operations. However, it is possible that the Company could incur significant fines, penalties or capital costs associated with any confirmed noncompliance. There can be no assurance that recently promulgated or future environmental laws or regulations, or permit requirements under Title V of the Clean Air Act, will not require substantial expenditures by the Company or significant modifications of the Company's operations.

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

ITEM 2.      PROPERTIES

      The following tables set forth, as of December 28, 2001, the Company's major manufacturing, warehouse, machine assembly, utility and office facilities, all of which are owned except as otherwise noted:

                                                    Packaging & Insulation
                                                    ----------------------
                                                                                                              Approximate
                                                                                                              Floor Space
Location                                                                 Use                                    Sq. Ft.
--------                                                                 ---                                    -------
Corte Madera, California.................       Manufacturing, warehouse, machine assembly and office             87,600
                                                (leased)

Richmond, California.....................       Warehouse (leased)                                               103,000

Higginsville, Missouri...................       Manufacturing and warehouse                                       68,000

Warrensburg, Missouri....................       Warehouse (leased)                                                10,000

Jacksonville, Florida....................       Manufacturing and warehouse (leased)                             128,000

Edison, New Jersey.......................       Warehouse (leased)                                                95,000

Metuchen, New Jersey.....................       Manufacturing                                                     84,000

Mount Sterling, Ohio.....................       Manufacturing and warehouse                                       56,000

Shreveport, Louisiana....................       Manufacturing and warehouse                                       73,000

Stone Mountain, Georgia..................       Manufacturing and warehouse (partially leased)                   347,000

Phoenix, Arizona.........................       Machine assembly (leased)                                         12,174

Tolleson, Arizona........................       Manufacturing, warehouse, and office                             170,000

West Chicago, Illinois...................       Manufacturing, warehouse and office (partially leased)           350,000

El Campo, Texas..........................       Manufacturing and warehouse                                      106,000

Lodz, Poland.............................       Manufacturing and warehouse (leased)                              30,500

                                                    Specialty Chemicals
                                                    -------------------
                                                                                                               Approximate
                                                                                                               Floor Space
Location                                                                 Use                                     Sq. Ft.
--------                                                                 ---                                     -------
Fort Worth, Texas........................       Manufacturing, warehouse and office (partially leased)           113,262

Saginaw, Texas ..........................       Manufacturing, warehouse and office                               95,178

Baie D'Urfe, Quebec......................       Manufacturing, warehouse and office                               73,800

                                                Manufacturing, warehouse, machine assembly, utility and          112,000
Porvoo, Finland .........................       office (partially leased)

Kokemaki, Finland .......................       Manufacturing, warehouse, utility and office (leased)             52,000

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

Holders
-------

      As of March 25, 2002, there were 3 holders of record of the Company's Voting Common Stock, 11 holders of record of the Company's Nonvoting Common Stock and 7 holders of record of the Company's Class B Nonvoting Common Stock.

Dividends
---------

      No dividends were declared or paid during the years ended December 28, 2001 or December 29, 2000. As with any company, the declaration and payment of dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company's credit agreements and the indentures pursuant to which the Company issued its 10% Senior Notes due 2003 on December 5, 1996 (the "Series A Notes") and its 10% Series B Senior Notes due 2003 on October 15, 1997 (the "Series B Notes").

ITEM 6.       SELECTED FINANCIAL DATA

     The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

                                                                         Fiscal Year Ended
                                                  ---------------------------------------------------------------

                                                   Dec. 26,      Dec. 25,     Dec. 31,     Dec. 29,      Dec. 28,
                                                   1997(1)         1998       1999(2)      2000(3)         2001
                                                  ---------     ---------    ---------    ---------     ---------
                                                            ($ in thousands, except per share amounts)
Results of Operations:

Net sales                                         $ 243,583     $ 311,137    $ 318,115    $ 362,527     $ 332,307
Cost of goods sold                                  181,404       220,691      226,509      277,254       250,719
                                                  ---------     ---------    ---------    ---------     ---------

Gross profit                                         62,179        90,446       91,606       85,273        81,588
Distribution expense                                 18,076        23,004       24,535       26,003        25,176
Selling, general and administrative expenses         30,137        38,965       43,922       45,027        37,877
Gain on sale of business (4)                            -             -            -            -         (10,493)
                                                  ---------     ---------    ---------    ---------     ---------

Income from operations                               13,966        28,477       23,149       14,243        29,028
Interest                                             13,004        18,776       21,070       21,725        22,331
Other (income) expense, net                            (133)          965        1,363        1,104         2,657
                                                  ---------     ---------    ---------    ---------     ---------

Income (loss) from continuing operations
     before income taxes and minority interest        1,095         8,736          716       (8,586)        4,040

Income tax expense (benefit) (5)                     (2,516)        3,340          241       (3,074)        2,150
                                                  ---------     ---------    ---------    ---------     ---------


Income (loss) from continuing operations          $   3,611     $   5,396    $     475    $  (5,512)    $   1,890
                                                  =========     =========    =========    =========     =========

Balance Sheet data (at end of period):

Working capital                                   $  24,136     $  23,909    $  12,884    $  16,117     $  22,318
Total assets                                        249,818       278,796      293,683      305,999       274,186
Total debt (including current portion)              179,173       195,998      215,417      229,508       212,910
Stockholders' equity (deficit)                       14,975        20,949        7,574       (1,811)          117
Cash dividends per share                                480           240          -            -             -

-----------------

(1) Prior to October 15, 1997, the Company's results from continuing operations do not include the results of StyroChem Europe, which was acquired on that date.
(2) The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The years presented in the above table are 52-week years with the exception of 1999, which is a 53-week year.
(3) Excludes the benefit of a $7.7 million settlement related to overbillings on raw material purchases. See Note 3 to the Company's consolidated financial statements included in Item 8 of Radnor's Form 10-K for the year ended December 29, 2000.
(4)  Represents gain resulting from sale of European insulation operations. See
     Note 1 to the Company's consolidated financial statements included in Item 8 herein.
(5)  See Note 6 to the Company's consolidated financial statements included in
     Item 8 herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" and Item 8, "Financial Statements and Supplementary Data" included elsewhere herein.

CONSOLIDATED

(Millions of dollars)                            2001       2000       1999
--------------------------------------------------------------------------------

Net sales                                      $ 332.3    $ 362.5    $ 318.1
--------------------------------------------------------------------------------

Gross profit                                      81.6       85.3       91.6
--------------------------------------------------------------------------------

Operating expenses                                52.6       71.1       68.5
--------------------------------------------------------------------------------

Income from continuing operations                 29.0       14.2       23.1
--------------------------------------------------------------------------------

      Net sales in fiscal 2001 were $332.3 million, or $30.2 million below fiscal 2000. This decrease was primarily caused by lower selling prices in the Company's specialty chemical operations, resulting from reductions in the cost of styrene monomer, the Company's primary raw material. Gross profit increased to 24.6% of net sales in 2001 from 23.5% of net sales in 2000. This increase was caused by higher selling prices, increased manufacturing efficiencies and lower raw material costs in the Company's domestic packaging business, partially offset by higher energy related costs in all of the Company's domestic operations.

      Operating expenses decreased by $18.5 million in 2001 to $52.6 million. Excluding the $10.5 million gain on the sale of the Company's European insulation operations, operating expenses decreased by $8.0 million in 2001 to 19.0% of net sales. This favorable change was caused by lower selling, general and administrative expenses at the Company's domestic packaging operations and Corporate office, resulting from cost containment initiatives and implemented workforce reductions.

      Income from continuing operations increased by $14.8 million in 2001 to $29.0 million. Excluding the gain on the sale of the European insulation operations, income from continuing operations increased by $4.3 million to 5.6% of 2001 net sales from 3.9% of net sales in 2000.

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

SEGMENT ANALYSIS

Packaging & Insulation

(Millions of dollars)                            2001       2000       1999
--------------------------------------------------------------------------------

Net sales                                      $ 242.4    $ 247.5    $ 231.3
--------------------------------------------------------------------------------

Gross profit                                      67.8       62.9       71.6
--------------------------------------------------------------------------------

Operating expenses                                41.6       46.3       46.6
--------------------------------------------------------------------------------

Income from operations                            26.2       16.6       25.0
--------------------------------------------------------------------------------

      Net sales in the packaging and insulation business segment in fiscal 2001 were $242.4 million or 2.1% lower than fiscal 2000. This decrease was primarily caused by lower selling prices in the Company's European insulation operations, which were divested in December 2001, and lower sales volumes during the second half of the year at the domestic packaging business. The impact of the reduction in sales volumes at the domestic packaging business was almost entirely offset by increased sales prices within the packaging operations. 2001 Net sales for the European insulation operations, which were sold on December 12, 2001, were $38.8 million.

      Gross profit increased to 28.0% of net sales in 2001 from 25.4% of net sales in 2000. This increase was caused by lower raw material costs, combined with higher selling prices in the domestic packaging operations, and improved manufacturing efficiencies resulting from engineering projects and technology upgrades. Partially offsetting this was a $2.1 million or 11.1% increase in energy-related costs in the domestic packaging operations. Beginning in June 2001 through February 2002, energy costs at the domestic packaging operations have steadily declined with the February 2002 cost per million British Thermal Units more than 75% below the January 2001 level.

       Operating expenses decreased by $4.7 million to 17.2% of net sales in 2001 from 18.7% of net sales in 2000 primarily due to lower selling, general and administrative costs in the domestic packaging operations, resulting from cost containment initiatives and implemented workforce reductions. Income from operations increased by $9.6 million over fiscal 2000 to $26.2 million in 2001 for the reasons described above. 2001 Income from operations for the European insulation operations, which were sold on December 12, 2001, was $4.5 million.

      Fiscal 2000 net sales increased by $16.2 million to $247.5 million from fiscal 1999. This 7.0% increase over 1999 was due to increased sales volumes and prices in both the packaging and insulation segments. Gross profit decreased to 25.4% of net sales in 2000 from 31.0% of net sales in 1999 primarily as a result of the steady increase in natural gas costs during the second half of the year as well as increased raw material costs at the Company's European insulation business. These increases were partially offset by manufacturing efficiencies in the domestic packaging operations. Operating expenses decreased $0.3 million to 18.7% of net sales in 2000 from $46.6 million or 20.1% of net sales in 1999 as a result of cost containment initiatives and reduced corporate allocations, partially offset by increased distribution and selling costs associated with higher sales volumes.

Specialty Chemicals

(Millions of dollars)                            2001       2000       1999
--------------------------------------------------------------------------------

Net sales                                      $ 113.7    $ 144.1    $ 108.9
--------------------------------------------------------------------------------

Gross profit                                      12.5       18.5       16.8
--------------------------------------------------------------------------------

Operating expenses                                15.7       16.0       18.6
--------------------------------------------------------------------------------

Income (loss) from operations                     (3.2)       2.5       (1.8)
--------------------------------------------------------------------------------

      Fiscal 2001 net sales in the specialty chemicals business segment decreased by $30.4 million to $113.7 million. Net sales included $25.6 million, $32.1 million and $24.3 million of sales to the packaging and insulation segment for fiscal 2001, 2000 and 1999, respectively, that are eliminated in consolidation. The decrease in net sales from 2000 to 2001 was due to lower selling prices in both the domestic and European operations, resulting from reductions in styrene monomer costs, the segment's primary raw material.

      Gross profit decreased to 11.0% of net sales in 2001 from 12.8% of net sales in 2000. This decrease was primarily caused by a contraction between average selling prices and the cost of styrene monomer in the European operations, which was partially offset by favorable raw material pricing and a $0.9 million reduction in fixed costs in the domestic specialty chemicals operations. This favorable raw material pricing and reduction in fixed costs led to a $3.0 million increase in gross profit in the domestic operations.

      Operating expenses decreased by $0.3 million to $15.7 million in 2001 primarily as a result of lower distribution and administrative costs at the Company's domestic specialty chemicals operations. Income from continuing operations decreased by $5.7 million due to the operating performance of the European operations, for the reasons described above, which was partially offset by a $3.5 million increase in income from operations at the domestic operations.

      Net sales in the specialty chemicals business segment increased by $35.2 million to $144.1 million in the year ended December 29, 2000. This increase in net sales from 1999 to 2000 was primarily due to growth in selling prices across the entire business segment as well as increased volumes at the company's European operations. Gross profit increased to $18.5 million from $16.8 million in 1999 as a result of the increase in sales, partially offset by an increase in the cost of styrene monomer. Operating expenses decreased to 11.1% of net sales in 2000 from 17.1% in 1999 due to cost containment initiatives at the European operations as well as decreased corporate expense allocations, partially offset by increased amortization of intangible assets.

Corporate and Other

      Corporate operating expenses, excluding the gain on the divestiture of the Company's European insulation operations, decreased by $3.1 million to $5.8 million for the year ended December 28, 2001. This was caused by a reduction in amortization and cost containment initiatives implemented during 2001.

Interest Expense
----------------

(Millions of dollars)                              2001      2000      1999
--------------------------------------------------------------------------------

Interest expense                                  $ 22.3    $ 21.7    $ 21.1
--------------------------------------------------------------------------------

      Interest expense for the year ended December 28, 2001 increased by $0.6 million over fiscal 2000. This was caused by an increase in average outstanding advances under the Company's revolving credit facilities and an additional equipment financing, partially offset by reductions in interest rates. Interest expense for the year ended December 29, 2000 increased by $0.6 million over the prior year. This increase was primarily due to the combination of increased interest rates and higher borrowings on the Company's revolving credit facilities.

      Also included in interest expense is the amortization of deferred financing fees and debt issuance premium of $1.1 million and $1.2 million for each of the years ended December 28, 2001 and December 29, 2000, respectively.

Other Expenses
--------------

(Millions of dollars)                              2001      2000      1999
--------------------------------------------------------------------------------

Other  expense                                     $ 2.7     $ 1.1     $ 1.4
--------------------------------------------------------------------------------

      Other expenses increased by $1.6 million for the year ended December 28, 2001 primarily as a result of increased non-operating costs at the Company's corporate offices and in the domestic packaging operations. Other expenses for the year ended December 31, 1999 included $0.6 million in corporate development costs. Excluding the effect of these costs, other expenses remained relatively constant from 1999 to 2000.

Income Taxes
------------

(Millions of dollars)                              2001      2000      1999
--------------------------------------------------------------------------------

Income tax expense (benefit)                       $ 2.1    ($ 3.1)    $ 0.2
--------------------------------------------------------------------------------

      The Company recorded a $2.1 million provision for income taxes in 2001 due to a $12.6 million increase in pre-tax income over fiscal 2000, for the reasons described above. The increase in the Company's effective tax rate for 2001 reflects the impact of a $ 0.2 million valuation allowance against net operating loss carryforwards generated by the Company's European packaging operations, as well as a $0.3 million impact from changes in foreign effective tax rates that affected the benefit created by previously generated net operating loss carryforwards. During 2000 the Company recorded an income tax benefit due to $9.3 million reduction in pre-tax income as compared to fiscal 1999.

     As of December 28, 2001, the Company had approximately $69.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

Liquidity and Capital Resources
-------------------------------

     During fiscal 2001, the Company's principal source of funds consisted of cash from the sale of its European insulation operations on December 12, 2001. During the year ended December 28, 2001, after-tax cash flow of $12.4 million and net cash proceeds from the sale of the European insulation business of $30.9 million were primarily used to fund the $13.1 million increase in working capital, $12.4 million in capital expenditures and a $14.1 million reduction in long-term debt.

     On December 26, 2001 the Company amended its domestic revolving credit facility. This amendment decreased the credit facility from $50 million to $35 million and eliminated the European sublimit. As of December 28, 2001, the Company had $24.6 million outstanding and $17.1 million available under its revolving credit agreements, including cash on hand. The Company's principal uses of cash for the next several years will be working capital requirements, capital expenditures and the repayment of long-term debt. The Company's capital expenditures for fiscal years 1999, 2000 and 2001 were $20.0 million, $15.3 million and $12.4 million, respectively.

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

Other Financial Data
--------------------

Cost of Goods Sold

      Raw material costs represent a large portion of the Company's cost of goods sold and are susceptible to price fluctuations based upon supply and demand and general market conditions. Beginning in August 2000 through February 2002, prices of the Company's primary raw material fell by almost 43%. Although future raw material prices cannot be predicted with accuracy, prices for raw materials used in the Company's products are forecasted by independent industry surveys and producer reports to remain stable over the next year. While the Company has been able to pass on the majority of past price increases to customers, there can be no assurance that the Company will be able to increase prices if raw material costs rise in the future.

     In connection with the Company's engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 1.7%, 1.0% and 0.7% in 1999, 2000 and 2001, respectively.

Critical Accounting Policies
----------------------------

     The consolidated financial statements of Radnor are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition:

     Radnor recognizes revenue from product sales at the time of shipment and passage of title. The Company continuously monitors and tracks shipment discrepancies, returns and cash discounts and records a provision for the estimated amount of such discrepancies and discounts, based on historical experience and any actual notifications received. While such discrepancies, returns and discounts have historically been within expectations and the provisions established, there can be no guarantee that the Company will continue to experience the same rates that we have in the past.

Accounts Receivable:

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Management continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, there can be no guarantee that the Company will continue to experience the same credit loss rates as in the past.

Inventories:

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales.

Deferred Taxes:

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a portion of its deferred tax assets resulting in an increase in the effective tax rate.

Forward Looking Statements
--------------------------

     The statements contained in this Annual Report that are not historical facts, including but not limited to the Company's plans for expansion and raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See "Business--Raw Materials", "Business--Risks Attendant to Foreign Operations", "Business--Competition", "Business--Employees", "Business--Environmental Matters," and "Quantitative and Qualitative Disclosures about Market Risk."

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk is the potential loss arising from adverse changes in interest rates. The Company's long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company's long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $2.9 million over the term of the debt.

     Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries
              Report of Independent Public Accountants                      F-1
              Consolidated Balance Sheets as of December 28, 2001
                  and December 29, 2000                                     F-2
              Consolidated Statements of Operations for the Fiscal
                  Years Ended December 28, 2001, December 29, 2000
                  and December 31, 1999                                     F-3
              Consolidated Statements of Stockholders' Equity for
                  the Fiscal Years Ended December 28, 2001, December
                  29, 2000 and December 31, 1999                            F-4
              Consolidated Statements of Cash Flows for the Fiscal
                  Years Ended December 28, 2001, December 29, 2000
                  and December 31, 1999                                     F-5
              Notes to Consolidated Financial Statements                    F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no matters to be reported hereunder.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company and their ages as of March 26, 2002 are as follows:

             Name                 Age                       Position
             ----                 ---                       --------
     Michael T. Kennedy........   47   President, Chief Executive Officer and Director

     Michael V. Valenza........   42   Senior Vice President - Finance and Chief Financial Officer

     Richard C. Hunsinger......   53   Senior Vice President - Sales and Marketing

     Donald D. Walker..........   60   Senior Vice President - Operations

     John P. McNiff............   41   Senior Vice President - Corporate Development and Director

     R. Radcliffe Hastings.....   51   Senior Vice President, Treasurer and Director

     John P. McKelvey..........   61   Senior Vice President - Human Resources

     Van D. Groenewold.........   69   Vice President - Engineering

     Caroline J. Williamson....   34   Vice President and Corporate Counsel

     Paul M. Finigan...........   47   Director

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

     John P. McKelvey has served as Senior Vice President - Human Resources and Administration since March 22, 2002. From October 1992 until March 2002 Mr. McKelvey was Vice President - Human Resources and Quality Assurance. From February 1992 until October 1992, Mr. McKelvey was Director of Human Resources for the Company. From 1971 until joining the Company, Mr. McKelvey served in a variety of human resources management positions for Scott Container Products Group, Inc., Texstyrene Corporation, WMF Corporation and Thompson Industries.

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

     Caroline J. Williamson has served as Vice President and Corporate Counsel of the Company since March 1997. From March 1996 to March 1997, Ms. Williamson served as counsel for Aetna U.S. Healthcare. From September 1992 to March 1996, Ms. Williamson was an associate with Duane Morris LLP.

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

ITEM 11.      EXECUTIVE COMPENSATION

     The directors do not receive separate compensation for their service as directors of the Company. The following table sets forth certain information concerning the compensation paid to the Company's chief executive officer and the Company's four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 28, 2001:

                           Summary Compensation Table

                                                               Annual Compensation
                                                   -----------------------------------------------


                                                                                   Other Annual       All Other
Name and Principal Position              Year         Salary         Bonus         Compensation      Compensation
------------------------------------ ------------- ------------- -------------- ------------------ -----------------
Michael T. Kennedy                       2001       $2,500,000    $  500,000        $ 87,112(1)       $ 76,376(2)
   President and Chief Executive         2000        2,500,000     1,130,000         103,255(1)         99,329(2)
   Officer..........................     1999        2,500,000     1,400,000         126,906(1)         99,205(2)


R. Radcliffe Hastings                    2001          300,000       300,000               -             4,480(3)
   Senior Vice President and             2000          300,000       125,000               -             4,480(3)
   Treasurer........................     1999          250,000       125,000               -             4,480(3)


Michael V. Valenza                       2001          275,000       200,000               -             4,480(3)
   Senior Vice President- Finance        2000          275,000          -                  -             4,480(3)
   and Chief Financial Officer......     1999          250,000       210,000               -             4,480(3)


Richard C. Hunsinger                     2001          275,000       200,000               -             4,480(3)
   Senior Vice President- Sales          2000          275,000          -                  -             4,480(3)
   and Marketing....................     1999          250,000       120,000               -             4,480(3)


Donald D. Walker                         2001          275,000       200,000               -             4,480(3)
   Senior Vice President-                2000          275,000          -                  -             4,480(3)
   Operations.......................     1999          250,000       120,000               -             4,480(3)

-----------------

(1)  Represents transportation costs paid by the Company on behalf of Mr.
     Kennedy.
(2) Includes $4,480 of matching contributions by the Company under its 401(k) Retirement Savings Plan and premiums of $71,896, $94,849 and $94,725 in 2001, 2000 and 1999, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(3) Represents a matching contribution by the Company under its 401(k) Retirement Savings Plan.

     The following table sets forth information with respect to options held at December 28, 2001 by the persons named in the Summary Compensation Table above. No options were granted to or exercised by such persons during the fiscal year ended December 28, 2001.

                                                Number of Securities Underlying
                                                    Unexercised Options at
                                                     December 28, 2001 (1)
                                                -------------------------------

Name                                            Exercisable       Unexercisable
----                                            -----------       -------------

Michael T. Kennedy..........................         -                  -

R. Radcliffe Hastings.......................         -                  -

Michael V. Valenza..........................        118                 20

Richard C. Hunsinger........................        140                 10

Donald D. Walker............................        140                 10

(1) Based on the estimated per share value of the securities underlying the unexercised options, as determined by the Company's Board of Directors, there were no in-the-money options at December 28, 2001.


Employment Agreements
---------------------

     In May 1993, the Company entered into an employment agreement with Richard
C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President - Sales and Marketing of the Company. The agreement was for an initial term of seven years and six months and, absent 180 days prior written notice by either party before the end of any renewal term, now renews for twelve months from year to year thereafter. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000 beginning in 1996, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

     In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Senior Vice President and Treasurer of the Company. The agreement was for an initial term of three years and, absent 90 days prior written notice by either party before the end of any renewal term, renews for twelve months from year to year thereafter. Mr. Hastings is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the U.S. during the term of the agreement.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Michael T. Kennedy, the Company's Chief Executive Officer and a director, is also a director of SkinHealth, Inc. of which Paul Finigan, a director of the Company, is a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 26, 2002, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

                                                                                         Number of
                                                                                           Shares
                                                           Title of Class of            Beneficially         Percent
Name of Individual or Identity of Group                      Capital Stock                 Owned             of Class
--------------------------------------------------  ------------------------------  -------------------  -----------------
Michael T. Kennedy................................        Voting Common Stock               480               80.0%
   Three Radnor Corporate Center
   Suite 300
   Radnor, PA 19087


John P. McNiff....................................        Voting Common Stock                60               10.0%
   Three Radnor Corporate Center
   Suite 300
   Radnor, PA 19087


R. Radcliffe Hastings.............................        Voting Common Stock                60               10.0%
   Three Radnor Corporate Center
   Suite 300
   Radnor, PA 19087

     The following table sets forth certain information as of March 26, 2002, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

                                                                                                  Number of
                                                                                                    Shares        Percent
                                                                                                Beneficially         of
      Name of Individual or Identity of Group            Title of Class of Capital Stock           Owned(1)      Class(2)
      ---------------------------------------            -------------------------------           --------      --------
Michael T. Kennedy................................ Voting Common Stock                               480           80.0%
                                                   Class B Nonvoting Common Stock                  3,760(3)        69.6%
                                                   Nonvoting Common Stock                             -              -

Michael V. Valenza................................ Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                            138           38.0%

Richard C. Hunsinger.............................. Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                            190           49.4%

Donald D. Walker.................................. Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                            197           51.2%

R. Radcliffe Hastings............................. Voting Common Stock                                60           10.0%
                                                   Class B Nonvoting Common Stock                    540           10.0%
                                                   Nonvoting Common Stock                             -              -

John P. McNiff.................................... Voting Common Stock                                60           10.0%
                                                   Class B Nonvoting Common Stock                    540           10.0%
                                                   Nonvoting Common Stock                             -              -

Paul M. Finigan................................... Voting Common Stock                                -              -
                                                   Class B Nonvoting Common Stock                     -              -
                                                   Nonvoting Common Stock                             -              -

Directors and all executive officers as
   a group (10 persons)........................... Voting Common Stock                               600          100.0%
                                                   Class B Nonvoting Common Stock                  4,840           89.6%
                                                   Nonvoting Common Stock                            699           89.7%

(1) Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 24, 2002, upon the exercise of stock options granted pursuant to the Company's Equity Incentive Plan, as follows: Michael V. Valenza-118; Richard C. Hunsinger-140; Donald D. Walker-140; and the directors and all executive officers as a group-634.
(2) Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively.
(3) Includes 2,080 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy retained the right to acquire these shares from the trust under certain circumstances specified in the instrument governing the trust.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has made interest-bearing advances to Michael T. Kennedy, the Company's Chief Executive Officer. As of December 28, 2001, outstanding principal and interest from these advances totaled $4.2 million.

     Vincent F. Garrity, Jr., a director of the Company through March 4, 2002, is a partner of Duane Morris LLP, which serves as the Company's primary legal counsel.

     The Company provides certain management services and rights to a related company. For the management services and rights the Company receives a fee and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 2001, the Company earned management fees, interest and royalties of $1.1 million. At December 28, 2001 unpaid management fees, interest, royalties and expense advances totaled $4.6 million.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Documents filed as part of this Annual Report

1. The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.   Financial Statement Schedules - None.

3.   Exhibits:

     3.1 Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

     3.2 Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the "Original S-4 "))

     4.1 Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

     4.2 First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.3 Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.4 Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.5 Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

     4.6 Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

     4.7 Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No.
                  4.7 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     4.8 Seventh Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank

     4.9 Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

     4.10 Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the "Series B S-4"))

     4.11 First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

     4.12 Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

     4.13 Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No.
                  4.12 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

     4.14 Fourth Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Europe Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank

     4.15 Exchange and Registration Rights Agreement, dated as of October 15, 1997 among

                  Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

   * 10.1 Equipment Use Agreement, dated January 20, 1996, as amended by an Equipment Use Extension and Modification Agreement dated December 5, 1996 (Incorporated by reference to Exhibit No.
                  10.8 filed with Amendment No.1 to the Original S-4)

   * 10.2 Contract of Sale, dated as of December 5, 1996, among Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

  ** 10.3 First Amendment to Styrene Monomer Contract of Sale, dated as of October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

  ** 10.4 Second Amendment to Styrene Monomer Contract of Sale, dated as of January 1, 2001, among Chevron Phillips Chemical Company LP, Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit No. 10.1 filed with the Form 10-Q for the quarterly period ended March 30, 2001 filed by Radnor Holdings Corporation)

   * 10.5 Contract between ARCO Chemical Company and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated April 1, 1996, as amended on September, 1996 (Incorporated by reference to Exhibit No. 10.12 filed with Amendment No.1 to the Original S-4)

     10.6 Noncompetition Agreement by and between Radnor Holdings Corporation and Richard Davidovich, dated December 5, 1996 (Incorporated by reference to Exhibit No. 10.18 filed with the Original S-4)

     10.7 Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

     10.8 Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No.
                  10.27 filed with Amendment No. 1 to the Original S-4)

     10.9 Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

     10.10 Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit
                  10.70 filed with the Series B S-4)

     10.11 Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit
                  10.71 filed with the Series B S-4)

     10.12 Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit
                  10.72 filed with the Series B S-4)

     10.13 Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

     10.14 Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

     10.15 Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

 *** 10.16        Executive Employment Agreement by and between Radnor Holdings
                  Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit
                  No. 10.38 filed with the Original S-4)

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

     10.19 Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association

     10.20 First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association

     10.21 Amended, Restated and Consolidated Revolving Credit Note dated December 26, 2001, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association

     10.22 Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association

     10.23 Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association

     10.24 Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

     10.25 Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

     10.26 Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

     10.27 Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

     10.28 Trademark Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association

     10.29 Patent Security Agreement, dated December 26, 2001, between StyroChem Delaware, Inc., and PNC Bank, National Association

     10.30 Patent Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc., and PNC Bank, National Association

     10.31 Copyright Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc., and PNC Bank, National Association

     10.32 Assignment Agreement dated as of December 26, 2001, among Bank of America, N.A., First Union National Bank and PNC Bank, National Association

     10.33 Amended and Restated Guaranty dated as of December 26, 2001, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association

     10.34 Amended and Restated Guaranty dated as of December 26, 2001, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association

     10.35 Joinder dated January 24, 2002 joining Radnor Delaware II, Inc. to the Fourth Amended and Restated Revolving Credit and Security Agreement

     10.36 Commitment Transfer Supplement, dated as of February 4, 2002, among PNC Bank, National Association, Fleet Capital Corporation, and PNC Bank, National Association, as agent for Lenders under the Fourth Amended and Restated Revolving Credit and Security Agreement.

     10.37 Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

     10.38 Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

     10.39 Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.65 filed with Amendment No. 1 to the Original S-4)

 *** 10.40        Employment Agreement, dated April 5, 1996, between WinCup
                  Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

     10.41 Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

     10.42 Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

     10.43 Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit
                  10.75 filed with the Series B S-4)

     10.44 Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to
                  Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

     10.45 Styrene Monomer Supply Agreement dated as of October 15, 1997 between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to Exhibit 10.80 filed with Amendment No. 1 to the Series B S-4)

     10.46 Amendment No. 1 to Styrene Monomer Supply Agreement between StyroChem Finland Oy and Elf Atochem SA (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarter ended September 29, 2000 filed by Radnor Holdings Corporation)

 *** 10.47        Employment Agreement dated February 21, 1997 between Radnor
                  Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

  ** 10.48 Agreement of Sale dated as of January 1, 1998 between ARCO Chemie Nederland, Ltd. and StyroChem Finland Oy (Incorporated by reference to Exhibit No 10.49 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

 *** 10.49        Radnor Holdings Corporation Key Executive Retirement Plan
                  (Incorporated by reference to Exhibit No. filed with the Form
                  10-K for the year ended December 25, 1998 filed by Radnor
                  Holdings Corporation)

 *** 10.50        Radnor Holdings Corporation Senior Executive Retirement Plan,
                  amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December
                  31, 1999 filed by Radnor Holdings Corporation)

 *** 10.51        Letter Agreement dated as of December 10, 1998 between Radnor
                  Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings
                  Corporation)

     99.1         Letter responsive to Temporary Note 3T to Article 3 of
                  Regulation S-X

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

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K under Item 2 on December 27, 2001 relating to the sale of Radnor's European insulation operations to CRH Europe B.V. and CRH Denmark A/S.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RADNOR HOLDINGS CORPORATION


Date:  March 26, 2002                 By: /s/ MICHAEL T. KENNEDY
                                          ----------------------------------
                                              Michael T. Kennedy
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ MICHAEL T. KENNEDY       Chairman of the Board and           March 26, 2002
--------------------------   Chief Executive Officer
    Michael T. Kennedy


/s/ R. RADCLIFFE HASTINGS    Senior Vice President,              March 26, 2002
--------------------------   Treasurer and Director
    R. Radcliffe Hastings


/s/ MICHAEL V. VALENZA       Senior Vice President - Finance,    March 26, 2002
--------------------------   Chief Financial Officer and
    Michael V. Valenza       Chief Accounting Officer


/s/ JOHN P. MCNIFF           Senior Vice President - Corporate   March 26, 2002
--------------------------   Development and Director
    John P. McNiff


/s/ PAUL M. FINIGAN          Director                            March 26, 2002
--------------------------
    Paul M. Finigan

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Radnor Holdings Corporation:


We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation (a Delaware corporation) and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radnor Holdings Corporation and subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Arthur Andersen LLP


Philadelphia, Pennsylvania
March 13, 2002

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                     DECEMBER 28, 2001 AND DECEMBER 29, 2000
                     ---------------------------------------
                      (In thousands, except share amounts)

                                                                                       2001            2000
                                                                                  -------------   -------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                                           $       4,304   $       3,726
   Accounts receivable, net                                                              33,044          37,036
   Inventories, net                                                                      30,939          38,120
   Prepaid expenses and other                                                             9,908          12,669
   Deferred tax asset                                                                     2,123           1,617
                                                                                  -------------   -------------
                                                                                         80,318          93,168
                                                                                  -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                                                   6,856           7,218
   Supplies and spare parts                                                               4,455           4,726
   Buildings and improvements                                                            38,624          44,823
   Machinery and equipment                                                              182,651         181,709
                                                                                  -------------   -------------
                                                                                        232,586         238,476
   Less- Accumulated depreciation                                                       (58,102)        (47,083)
                                                                                  --------------  --------------
                                                                                        174,484         191,393
                                                                                  -------------   -------------
OTHER ASSETS                                                                             19,384          21,438
                                                                                  -------------   -------------

                                                                                  $     274,186   $     305,999
                                                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                               $      34,865   $      52,385
   Accrued liabilities                                                                   18,098          19,869
   Current portion of long-term debt                                                      3,987           3,617
   Current portion of capitalized lease obligations                                       1,050           1,180
                                                                                  -------------   -------------
                                                                                         58,000          77,051
                                                                                  -------------   -------------
LONG-TERM DEBT, net of current portion                                                  205,426         220,566
                                                                                  -------------   -------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                                     2,447           4,145
                                                                                  -------------   -------------
DEFERRED TAX LIABILITY                                                                    6,064           3,990
                                                                                  -------------   -------------
OTHER NONCURRENT LIABILITIES                                                              2,132           2,058
                                                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
   Voting and nonvoting common stock, 22,700 shares authorized, 6,245 shares
     issued and outstanding                                                                   1               1
   Additional paid-in capital                                                            19,387          19,387
   Retained earnings (deficit)                                                           (9,310)        (10,953)
   Cumulative translation adjustment                                                     (9,961)        (10,246)
                                                                                  --------------  --------------
         Total stockholders' equity (deficit)                                               117          (1,811)
                                                                                  -------------   --------------

                                                                                  $     274,186   $     305,999
                                                                                  =============   =============

  The accompanying notes are an integral part of these consolidated statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000
         ---------------------------------------------------------------

                              AND DECEMBER 31, 1999
                              ---------------------

                                 (In thousands)

                                                                              2001           2000          1999
                                                                          -----------    -----------   -----------
NET SALES                                                                 $   332,307    $   362,527   $   318,115

COST OF GOODS SOLD                                                            250,719        277,254       226,509
                                                                          -----------    -----------   -----------

GROSS PROFIT                                                                   81,588         85,273        91,606
                                                                          -----------    -----------   -----------

OPERATING EXPENSES:
   Distribution                                                                25,176         26,003        24,535
   Selling, general and administrative                                         37,877         45,027        43,922
   Gain on sale of business                                                   (10,493)           --            --
                                                                          -----------    -----------   -----------

                                                                               52,560         71,030        68,457
                                                                          -----------    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                                              29,028         14,243        23,149
                                                                          -----------    -----------   -----------

OTHER EXPENSE:
   Interest                                                                    22,331         21,725        21,070
   Other, net                                                                   2,657          1,104         1,363
                                                                          -----------    -----------   -----------

                                                                               24,988         22,829        22,433
                                                                          -----------    -----------   -----------

     Income (loss) before income taxes and discontinued operations              4,040         (8,586)          716

PROVISION (BENEFIT) FOR INCOME TAXES                                            2,150         (3,074)          241
                                                                          -----------    ------------  -----------

     Income (loss) before discontinued operations                               1,890         (5,512)          475
                                                                          -----------    ------------  -----------

LOSS FROM DISCONTINUED OPERATIONS                                                 247            144         6,859
                                                                          -----------    -----------   -----------

NET INCOME (LOSS)                                                         $     1,643    $    (5,656)  $    (6,384)
                                                                          ===========    ============  ===========

  The accompanying notes are an integral part of these consolidated statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000
         ---------------------------------------------------------------

                              AND DECEMBER 31, 1999
                              ---------------------

                      (In thousands, except share amounts)

                                             Voting and
                                              Nonvoting
                                            Common Stock         Additional    Retained      Cumulative
                                         -------------------       Paid-in     Earnings/     Translation
                                          Shares     Amount        Capital     (Deficit)     Adjustment       Total
                                         --------   --------     ----------    ---------     ----------     ----------
BALANCE, DECEMBER 25, 1998                  6,245   $      1     $   19,387    $   1,087     $      474     $   20,949
    Comprehensive income-
    Net loss                                  --         --             --        (6,384)           --          (6,384)
    Translation adjustment                    --         --             --           --          (6,991)        (6,991)
                                                                                                            ----------

    Total comprehensive loss                                                                                   (13,375)
                                         --------   --------     ----------    ---------    ----------      ----------

BALANCE, DECEMBER 31, 1999                  6,245          1         19,387       (5,297)        (6,517)         7,574
    Comprehensive income-
    Net loss                                  --         --             --        (5,656)           --          (5,656)
    Translation adjustment                    --         --             --           --          (3,729)        (3,729)
                                                                                                            ----------

    Total comprehensive loss                                                                                    (9,385)
                                         --------   --------     ----------    ---------    ----------      ----------

BALANCE, DECEMBER 29, 2000                  6,245          1         19,387      (10,953)       (10,246)        (1,811)
    Comprehensive income-
    Net income                                --         --             --         1,643            --           1,643
    Translation adjustment                    --         --             --           --             285            285
                                                                                                            ----------

    Total comprehensive income                                                                                   1,928
                                         --------   --------     ----------    ---------     ----------     ----------

BALANCE, DECEMBER 28, 2001                  6,245   $      1     $   19,387    $  (9,310)    $   (9,961)    $      117
                                         ========   ========     ==========    =========     ==========     ==========

  The accompanying notes are an integral part of these consolidated statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000
         ---------------------------------------------------------------

                              AND DECEMBER 31, 1999
                              ---------------------

                                 (In thousands)

                                                                                        2001            2000            1999
                                                                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $     1,643     $    (5,656)    $    (6,384)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities-
       Depreciation and amortization                                                     19,321          18,790          17,137
       Unrealized loss on marketable securities                                            --              --                46
       Gain on sale of business                                                         (10,493)           --              --
       Deferred income taxes                                                              1,703          (3,113)           (115)
       Discontinued operations                                                              247             144           6,859
       Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses-
           Accounts receivable, net                                                      (1,882)         (8,968)         (1,718)
           Inventories, net                                                               4,150          (4,663)           (558)
           Prepaid expenses and other                                                     1,623          (6,271)         (2,988)
           Accounts payable                                                             (14,924)         11,935          11,230
           Accrued liabilities                                                           (2,058)         (1,189)          1,123
                                                                                    -----------     -----------     -----------
                            Net cash provided by (used in) continuing operations           (670)          1,009          24,632
                            Net cash used in discontinued operations                        (67)         (2,446)         (8,360)
                                                                                    -----------     -----------     -----------
                            Net cash provided by (used in) operating                       (737)         (1,437)         16,272
                            activities                                              -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (12,358)        (15,292)        (20,032)
   Net cash proceeds from sale of business                                               30,935            --              --
   Increase in other assets                                                              (3,005)         (3,432)         (3,599)
                                                                                    -----------     -----------     -----------
                  Net cash provided by (used in) investing activities               $    15,572     $   (18,724)    $   (23,631)
                                                                                    -----------     -----------     -----------

                                   (Continued)

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000
         ---------------------------------------------------------------

                              AND DECEMBER 31, 1999
                              ---------------------

                                 (In thousands)

                                   (Continued)

                                                                              2001            2000            1999
                                                                          -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings on revolving credit lines and unsecured
     notes payable                                                        $   (16,609)    $    16,402     $     3,602
   Borrowings on term debt and mortgage notes                                   7,158           8,951          10,607
   Payments on term debt and mortgage notes                                    (3,454)         (7,825)         (2,159)
   Borrowings on capitalized lease obligations                                   --              --               158
   Payments on capitalized lease obligations                                   (1,147)         (1,089)           (784)
                                                                          -----------     -----------     -----------
                  Net cash provided by (used in) financing activities         (14,052)         16,439          11,424
                                                                          -----------     -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (205)           (131)           (461)
                                                                          -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                                                   578          (3,853)          3,604

CASH, beginning of period                                                       3,726           7,579           3,975
                                                                          -----------     -----------     -----------
CASH, end of period                                                       $     4,304     $     3,726     $     7,579
                                                                          ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                             $    21,031     $    21,064     $    19,330
                                                                          ===========     ===========     ===========
     Cash paid during the period for income taxes, net of refunds of
       $17 in 2001, $168 in 2000 and $7 in 1999                           $       123     $      (168)    $       438
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  --------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.       ORGANIZATION, SALE OF BUSINESS AND DISCONTINUED OPERATIONS:
         -----------------------------------------------------------

The Company
-----------

Radnor Holdings Corporation ("Radnor") was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. ("Benchmark") and WinCup Holdings, Inc. ("WinCup"). Radnor, through its WinCup subsidiary, is the second largest producer in the United States of foam cups and containers for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, Radnor is the third largest worldwide producer of expandable polystyrene ("EPS"). Radnor and its subsidiaries (collectively the "Company") sell their products primarily to national, institutional, retail and wholesale customers throughout the U.S., Canada, Mexico and Europe. The Company markets its products under a variety of brand and trade names, including "WinCup," "Handi-Kup," and "StyroChem".

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 25% and 23% of the Company's net sales for the fiscal years 2001 and 2000, respectively. Although the Company has not lost sales from its key customers in fiscal years 2001 and 2000, if any of such customers substantially reduces its level of purchases from the Company, the Company's profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

Sale of European Insulation Business
------------------------------------

On December 12, 2001, the Company completed the sale of its European insulation operations, which included seven manufacturing plants that convert EPS into insulation products for sale primarily to the Nordic construction industry, to CRH Europe B.V. and CRH Denmark A/S (collectively "CRH"). In accordance with the stock purchase agreement dated November 16, 2001, CRH purchased all of the stock of ThermiSol Finland Oy, ThermiSol Sweden AB and ThermiSol Denmark A/S from Radnor. In connection with the sale transaction, Radnor and its affiliates agreed not to engage in certain activities that would compete with the Business for a period of two years following the closing (the "Competition Covenant").

The consideration for the sale of the Business and the Competition Covenant was approximately $34.4 million in cash, of which $1.3 million is either held in escrow or due to Radnor from CRH pending the outcome of a post-closing audit adjustment, and the assumption of net third party debt of approximately $0.7 million. In connection with the sale of the business, Radnor realized a $10.5 million gain.

Discontinued Operations
-----------------------

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup") and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2001, 2000 and 1999, net of a tax benefit of $0.2 million, $0.1 million and $3.8 million, respectively, represents the settlement of a contingent liability related to the discontinued operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Fiscal Year
-----------

The Company's fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 28, 2001 and December 29, 2000 were fifty-two week periods, while the fiscal year ended December 31, 1999 was a fifty-three week period.

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

Accounts Receivable, Net
------------------------

Accounts receivable are net of allowances for doubtful accounts of $538,000 and $468,000 at December 28, 2001 and December 29, 2000, respectively. Bad debt expense was $565,000, $101,000 and $213,000 for fiscal years 2001, 2000 and
1999, respectively. The related write-offs of accounts receivable were $463,000, $97,000 and $78,000 for those years, respectively.

Inventories, Net
----------------

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 28, 2001 and December 29, 2000 consisted of the following (in thousands):

                                                          2001         2000
                                                       ----------   ----------

Raw materials                                          $    6,813   $   11,911
Work-in-process                                             1,290        1,459
Finished goods                                             22,836       24,750
                                                       ----------   ----------

                                                       $   30,939   $   38,120
                                                       ==========   ==========

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in fiscal 2001, 2000 and 1999 was $14,590,000, $13,273,000 and $12,421,000, respectively.

Supplies and Spare Parts
------------------------

Supplies and spare parts include maintenance parts maintained in central stores locations. When needed at the manufacturing facilities, parts are shipped and expensed.

Other Assets
------------

Other assets include deferred financing costs of $2.9 million and $4.4 million as of December 28, 2001 and December 29, 2000, respectively, related to the financing arrangements and note offerings executed in 1996 and 1997. Such costs are being amortized over the terms of the related debt instruments. Amortization of deferred financing costs of $1,498,000, $1,499,000 and $1,564,000 was included in interest expense for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

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

Currency Translation
--------------------

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company's foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its business. Foreign assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders' equity. Currency transaction gains and losses are not material.

Research and Development
------------------------

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs represented 0.7%, 1.0% and 1.7% of net sales in 2001, 2000 and 1999, respectively.

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

Fair Value of Financial Instruments
-----------------------------------

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company's bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the senior notes at December 28, 2001, approximated their fair value.

3.   LONG-TERM DEBT:
     ---------------

Long-term debt consists of the following:

                                                          2001          2000
                                                      -----------   -----------
                                                            (In thousands)
Series A and Series B Senior Notes bearing interest
  at 10%, interest payable semi- annually, due
  December 1, 2003, including a premium of $0.8
  million and $1.2 million at December 28, 2001 and
  at December 29, 2000, respectively.                 $   160,806   $   161,196

Outstanding balance under the Fourth Amended and
  Restated Revolving Credit and Security Agreement
  (the "Amended Credit Agreement"), bearing
  interest at the Company's option at a rate based
  upon various formulae as defined within the
  agreement. The domestic rate was based upon U.S.
  prime (4.75% at December 28, 2001). All the
  obligations of the Company under the Amended
  Credit Agreement are secured by a lien on
  substantially all of the Company's U.S.
  subsidiaries' inventory, receivables, and general
  intangibles.                                             22,191        41,447

Outstanding balance under the Canadian Revolving
  Credit Facility (borrowing capacity of $4.0
  million Canadian including a letter of credit
  subfacility and a Foreign Exchange Future
  Contracts subfacility), U.S. dollar advances
  bearing interest at U.S. prime (4.75% at December
  28, 2001). There was no outstanding balance
  pertaining to Canadian dollar advances at
  December 28, 2001. Loans under the Canadian
  Revolving Credit Facility are payable on demand
  and secured by substantially all of the assets of
  the Company's Canadian subsidiary.                        2,444           450

Outstanding balances under Canadian term loans,
  bearing interest at Canadian prime (4.0% at
  December 28, 2001) plus 1.0%, secured by
  substantially all assets of the Company's
  Canadian subsidiary, payable in monthly or
  quarterly installments of principal plus
  interest, over a maximum of five to seven years.            567           800

Outstanding balance under a Canadian term loan,
  bearing interest at 8.0% at December 28, 2001,
  collateralized by a mortgage agreement, payable
  in monthly installments of principal and interest
  of approximately $4,000, commencing January 2000
  with final payment due December 2025.                       414           445

                                                          2001          2000
                                                      -----------   -----------
                                                            (In thousands)
Outstanding balances under capital expenditure
  loans bearing interest at various rates between
  8.36% and 9.86%, payable in quarterly principal
  and interest installments, due between February
  2005 and December 2006, secured by equipment
  purchased with the proceeds.                             10,135        12,080

Outstanding balances under term loan facilities,
  bearing interest at the Company's option at a
  rate based upon various formulae as defined in
  the agreements. At December 28, 2001, the rates
  were based upon LIBOR (3.89% to 7.04%) with
  various maturities. The term loans are payable in
  quarterly principal installments plus interest
  with final payments due September 2003 and June
  2013. The term loans are secured by certain
  mortgage agreements.                                     10,324         7,004

Outstanding balances under term loan facility,
  bearing interest at 6-month EURIBOR (3.30% at
  December 28, 2001) plus margin (1.0% at December
  28, 2001) payable in quarterly principal
  installments plus interest with final payment due
  in March 2006.                                            2,532            --

Outstanding balance under a term loan facility,
  bearing interest at 6.03%, payable in quarterly
  installments of approximately $17,000 including
  principal and interest, commencing March 31, 1999.
  The term loan was secured by a mortgage agreement.           --           718

Outstanding balance under a term loan facility,
  bearing interest at 6-month EURIBOR plus margin
  payable in semi-annual principal installments of
  approximately $14,000 plus interest.                         --            43
                                                      -----------   -----------
                                                          209,413       224,183

Less- Current portion                                      (3,987)       (3,617)
                                                      -----------   -----------

                                                      $   205,426   $   220,566
                                                      ===========   ===========

On December 26, 2001, the Company and certain of its domestic subsidiaries as borrowers, entered into the Amended Credit Agreement, pursuant to which the Third Amended and Restated Revolving Credit and Security Agreement dated as of December 29, 1999 was amended and restated. The Amended Credit Agreement decreased the credit facility from $50 million to $35 million and eliminated the European sublimit. The Amended Credit Agreement provides for a fee of .375% per annum on the undrawn amount of the credit facility, and letter of credit fees in the amount of 1.75% and 0.25% of the aggregate face amount of standby letters of credit and documentary letters of credit, respectively. There is a $5 million sublimit on standby letters of credit and a $1 million sublimit on documentary letters of credit. At each of the years ending December 28, 2001 and December 29, 2000, the Company had outstanding $1.8 million and $1.6 million of standby letters of credit, respectively.

The debt issuance premium on the Series B Notes is being amortized over the life of the notes. For fiscal years 2001, 2000 and 1999, premium amortization of $390,000, $344,000 and $322,000, respectively, has been recorded as a reduction of interest expense.

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

Future debt maturities, excluding the debt premium, are as follows (in thousands):

          2002                                                 $      3,987
          2003                                                      164,202
          2004                                                       29,039
          2005                                                        4,083
          2006                                                        1,933
          2007 and thereafter                                         5,363
                                                               ------------

                                                               $    208,607
                                                               ============

4.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

Leases
------

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancelable operating and capital lease arrangements.

The future minimum payments under noncancelable operating leases are as follows (in thousands):

          2002                                                 $      6,493
          2003                                                        5,805
          2004                                                        4,122
          2005                                                        2,479
          2006                                                        1,540
          2007 and thereafter                                         1,750
                                                               ------------

                                                               $     22,189
                                                               ============

Rental expense for all operating leases was $7,492,000, $7,447,000 and $7,470,000 for fiscal years 2001, 2000 and 1999, respectively.

The future minimum payments under capital leases are as follows (in thousands):

          2002                                                 $      1,299
          2003                                                        1,257
          2004                                                          696
          2005                                                          594
          2006                                                          189
                                                               ------------

          Total minimum lease payments                                4,035

          Less interest                                                 538
                                                               ------------

          Present value of net minimum lease payments                 3,497

          Less current maturities                                     1,050
                                                               ------------

          Capital lease obligations                            $      2,447
                                                               ============

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

Supply Agreements
-----------------

In January 2001, the Company amended its primary North American styrene monomer supply contract. The initial term of the contract extends through December 2006. Under the amended contract, the Company is required to purchase 150 million pounds of its North American styrene monomer requirements from one supplier and has certain rights to purchase additional styrene monomer.

In connection with the 1997 acquisition of StyroChem Europe, the Company negotiated a contract to provide a long-term supply of styrene monomer at a reduced price and with volume discounts to its European operations. The term of this contract extends through December 2003.

5.   STOCKHOLDERS' EQUITY:
     ---------------------

The Company is currently authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series preferred stock. At December 28, 2001, there are issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $.01.

6.   INCOME TAXES:
     -------------

The components of income (loss) before taxes and discontinued operations by source of income are as follows (in thousands):

                                            2001          2000         1999
                                        -----------   -----------   ----------

     United States                      $     4,394   $    (9,034)  $     (625)
     Non-U.S.                                  (354)          448        1,341
                                        -----------   -----------   ----------

                                        $     4,040   $    (8,586)  $      716
                                        ===========   ===========   ==========

The provision (benefit) for income taxes for each of the three years in the period ended December 28, 2001 is as follows (in thousands):

                                                          2001          2000          1999
                                                       ----------    ----------    ----------
Current:
  Federal                                              $      --     $      --     $      --
  State                                                        25            34            20
  Foreign                                                     422             5           336

Deferred                                                    5,405         3,761         3,953

Generation of net operating loss carryforwards
   (excluding generation of net operating loss due
   to discontinued operations in 1999, 2000 and 2001)      (3,907)       (6,874)       (4,068)

Valuation Allowance                                           205            --            --
                                                       ----------    ----------    ----------

                                                       $    2,150    $   (3,074)   $      241
                                                       ==========    ===========   ==========

The components of deferred taxes at December 28, 2001 and December 29, 2000 are as follows (in thousands):

                                                                   2001            2000
                                                                ----------      ----------
Deferred tax assets:
  Net operating loss carryforwards including loss from
     discontinued operations                                    $   27,136      $   23,088
  Vacation pay and compensation accruals                               724             641
  Bad debt, inventory and returns and allowances                       744             252
  Other accruals                                                       649             599
  Valuation Allowance                                                 (325)           (120)
                                                                ----------      ----------

                                                                    28,928          24,460

Deferred tax liabilities:
  Accelerated tax depreciation                                      27,324          26,833
  Gain on sale of business                                           4,635              --
  Other                                                                910              --
                                                                ----------      ----------
                                                                    32,869          26,833
                                                                ----------      ----------

Net deferred tax liability                                      $    3,941      $    2,373
                                                                ==========      ==========

The provision (benefit) for income taxes varies from the amount determined by applying the United States federal statutory rate to pre-tax income as a result of the following (in thousands):

                                                           2001          2000         1999
                                                       -----------   -----------   ----------
United States federal statutory income tax             $     1,366   $    (2,919)  $      243
State income taxes, net of federal benefit                     176          (259)          44
Nondeductible expenses                                         108           112           14
Foreign tax rate differential                                  463             4          (53)
Other                                                           37           (12)          (7)
                                                       -----------   -----------   ----------

                                                       $     2,150   $    (3,074)  $       241
                                                       ===========   ===========   ===========

As of December 28, 2001, the Company had approximately $69.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

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

The following summarizes the stock option activity under the Plan:

                                                           2001          2000          1999
                                                       -----------   -----------   -----------
Options outstanding at beginning of period:                  1,109         1,111         1,113
  Granted                                                      --            --            --
  Exercised                                                    --            --            --
  Cancelled                                                    (58)           (2)           (2)
                                                       -----------   -----------   -----------

Options outstanding at end of period                         1,051         1,109         1,111
                                                       ===========   ===========   ===========

Options available for grant                                    198           140           138
                                                       ===========   ===========   ===========

Exercisable at end of period                                   963           935           847
                                                       ===========   ===========   ===========

There were no options granted during 2001, 2000 or 1999.

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

(In thousands)                               2001          2000          1999
                                         -----------   -----------   -----------

Net income (loss)- as reported           $    1,643    $   (5,656)   $   (6,384)
Net income (loss)- pro forma                  1,357        (5,942)       (6,670)

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

8.   EMPLOYEE BENEFIT PLAN:
     ----------------------

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee's annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 28, 2001. Employer matching contributions to the plan amounted to approximately $700,000, $729,000 and $688,000 for each of the three years in the period ended December 28, 2001, respectively.

Certain of the Company's European subsidiaries maintain benefit plans. Pension expense related to these plans was $1,795,000, $2,074,000 and $1,984,000 in 2001, 2000 and 1999, respectively.

9.   RELATED PARTY TRANSACTIONS:
     ---------------------------

A former director of the Company is a partner in the law firm, which serves as the Company's primary legal counsel. During 2001, 2000 and 1999, the Company paid fees of $203,000, $267,000 and $652,000 respectively, to this firm.

The Company provides certain management services and rights to a related company. For the management services and rights the Company receives a fee and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 2001, 2000 and 1999 the Company earned management fees, interest and royalties of $1.1 million, $1.1 million and $0.7 million, respectively. At December 28, 2001 and December 29, 2000 unpaid management fees, interest, royalties and expense advances totaled $4.6 million and $6.1 million, respectively.

The Company has made interest-bearing advances to Michael T. Kennedy, the Company's Chief Executive Officer. As of December 28, 2001, outstanding principal and interest from these advances totaled $4.2 million.

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

The following tables summarize the Company's financial information and results of operations by segment and geographic region for fiscal years 1999 through 2001 (in thousands):

Operating:
                                   Packaging and      Specialty       Corporate
            2001                     Insulation       Chemicals       and Other (1)    Eliminations     Consolidated
----------------------------       -------------    -------------   ----------------   ------------     ------------
Sales to Unaffiliated Customers    $     242,207    $      88,013     $      2,087     $       --       $    332,307

Transfers Between Operating
  Segments                                   232           25,645             --            (25,877)            --
Income (Loss) from
  Continuing Operations                   26,193           (3,228)           6,063             --             29,028

Identifiable Assets                      167,063           79,645           27,478             --            274,186

Capital Expenditures                       5,851            6,216              291             --             12,358

Depreciation Expense                       9,582            4,706              302             --             14,590


                                   Packaging and      Specialty        Corporate
            2000                     Insulation       Chemicals        and Other       Eliminations     Consolidated
----------------------------       -------------    -------------   ---------------    ------------     ------------
Sales to Unaffiliated Customers    $     247,549    $     112,007     $      2,971     $       --       $    362,527

Transfers Between Operating
  Segments                                   190           32,127             --            (32,317)            --

Income (Loss) from Continuing
  Operations                              16,621            2,527           (4,905)            --             14,243

Identifiable Assets                      188,729           87,347           29,923             --            305,999

Capital Expenditures                       9,684            5,512               96             --             15,292

Depreciation Expense                       8,876            4,249              148             --             13,273


                                   Packaging and      Specialty        Corporate
            1999                     Insulation       Chemicals        and Other       Eliminations     Consolidated
----------------------------       -------------    -------------   ---------------    ------------     ------------
Sales to Unaffiliated Customers    $     231,253    $      84,644     $      2,218     $       --       $    318,115

Transfers Between Operating
  Segments                                  --             24,298             --            (24,298)            --
Income (Loss) from
  Continuing Operations                   25,016           (1,780)             (87)            --             23,149

Identifiable Assets                      185,840           83,511           24,332             --            293,683

Capital Expenditures                      12,643            6,915              474             --             20,032

Depreciation Expense                       9,240            3,076              105             --             12,421

Geographic:
                                    United
            2001                    States(1)       Canada           Europe       Eliminations    Consolidated
----------------------------    -------------    -------------    ------------    ------------    ------------
Sales to Unaffiliated
     Customers                  $     230,132    $      16,516    $     85,659    $       --      $    332,307

Transfers Between Geographic
    Segments                              232            9,845            --           (10,077)           --

Income from Continuing
     Operations                        22,913            3,971           2,144            --            29,028

Identifiable Assets                   219,008           11,010          44,168            --           274,186


                                    United
            2000                    States          Canada           Europe       Eliminations    Consolidated
----------------------------    -------------    -------------    ------------    ------------    ------------
Sales to Unaffiliated
    Customers                   $     241,247    $      19,744    $    101,536    $       --      $    362,527

Transfers Between Geographic
    Segments                              954           10,444              --         (11,398)           --

Income from Continuing
    Operations                          2,461            2,089           9,693            --            14,243

Identifiable Assets                   227,611           11,488          66,900            --           305,999


                                    United
            1999                    States          Canada           Europe       Eliminations    Consolidated
----------------------------    -------------    -------------    ------------    ------------    ------------
Sales to Unaffiliated
    Customers                   $     218,090    $      15,363    $     84,662    $       --      $    318,115

Transfers Between Geographic
    Segments                            1,207            7,692            --            (8,899)           --

Income from Continuing
    Operations                         14,939            1,276           6,934            --            23,149

Identifiable Assets                   217,291           11,102          65,290            --           293,683

(1) Includes the gain from the sale of the European insulation business as described in Note 1.

11.  SUPPLEMENTAL FINANCIAL INFORMATION:
     ----------------------------------

Radnor Holdings Corporation is a holding company that has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes and the $60 million Series B Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            As of December 28, 2001
                     (In thousands, except share amounts)

                                                             Holding     Guarantor    Non-Guarantor
                                                             Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                            ----------  ------------  ------------  ------------  ------------
                     ASSETS
                     ------

CURRENT ASSETS
     Cash                                                    $      -     $  3,020      $  1,284     $        -     $  4,304
     Accounts receivable, net                                       -       22,524        10,520              -       33,044
     Inventories, net                                               -       24,568         6,371              -       30,939
     Intercompany receivable                                        -            -        24,906        (24,906)           -
     Prepaid expenses and other                                   148        8,520         1,240              -        9,908
     Deferred tax asset                                             -        1,994           132             (3)       2,123
                                                             --------     --------      --------     ----------     --------

          Total current assets                                    148       60,626        44,453        (24,909)      80,318
                                                             --------     --------      --------     ----------     --------

PROPERTY, PLANT AND EQUIPMENT                                       -      190,065        42,521              -      232,586
LESS - ACCUMULATED DEPRECIATION                                     -      (48,914)       (9,188)             -      (58,102)
                                                             --------     --------      --------     ----------     --------

NET PROPERTY, PLANT AND EQUIPMENT                                   -      141,151        33,333              -      174,484
                                                             --------     --------      --------     ----------     --------

INTERCOMPANY RECEIVABLE                                        11,481        2,093             -        (13,574)           -
INVESTMENT IN SUBSIDIARIES                                    106,153       25,078             1       (131,232)           -
DEFERRED TAX ASSET                                              3,985            -             -         (3,985)           -
OTHER ASSETS                                                    3,226        9,756         6,402              -       19,384
                                                             --------     --------      --------     ----------     --------

          Total assets                                       $124,993     $238,704      $ 84,189     $ (173,700)    $274,186
                                                             ========     ========      ========     ==========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                        $      -     $ 25,366      $  9,499     $        -     $ 34,865
     Accrued liabilities                                        1,310       15,070         1,718              -       18,098
     Intercompany Payable                                           -       24,516             -        (24,516)           -
     Current deferred tax liability                                 -            -             3             (3)           -
     Current portion of long-term debt and capital                                                                         -
          lease obligations                                         -        4,245           792              -        5,037
                                                             --------     --------      --------     ----------     --------

          Total current liabilities                             1,310       69,197        12,012        (24,519)      58,000
                                                             --------     --------      --------     ----------     --------

LONG-TERM DEBT, net of current portion                        160,805       39,456         5,165              -      205,426
                                                             --------     --------      --------     ----------     --------
CAPITAL LEASE OBLIGATIONS, net of current portion                   -        2,447             -              -        2,447
                                                             --------     --------      --------     ----------     --------
INTERCOMPANY PAYABLE                                                -            -        35,155        (35,155)           -
                                                             --------     --------      --------     ----------     --------
DEFERRED TAX LIABILITY                                              -       10,072           (23)        (3,985)       6,064
                                                             --------     --------      --------     ----------     --------
OTHER NONCURRENT LIABILITIES                                        -        2,132             -                       2,132
                                                             --------     --------      --------     ----------     --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Voting and nonvoting common stock, 22,700 shares
          authorized 6,245 shares issued and outstanding            1            4            23            (27)           1
     Additional paid-in capital                                 9,164       97,634        22,590       (110,001)      19,387
     Retained earnings (deficit)                              (46,287)      25,745        11,225              7       (9,310)
     Cumulative translation adjustment                              -       (7,983)       (1,958)           (20)      (9,961)
                                                             --------     --------      --------     ----------     --------

          Total stockholders' equity                          (37,122)     115,400        31,880       (110,041)         117
                                                             --------     --------      --------     ----------     --------

          Total liabilities and stockholders' equity         $124,993     $238,704      $ 84,189     $ (173,700)    $274,186
                                                             ========     ========      ========     ==========     ========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the fiscal year ended December 28, 2001
                                (In thousands)

                                                         Holding      Guarantor      Non-Guarantor
                                                         Company     Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                      ------------   ------------    -------------   ------------   ------------
NET SALES                                             $          -   $    233,390    $     110,565   $    (11,648)  $    332,307

COST OF GOODS SOLD                                               -        177,835           84,532        (11,648)       250,719
                                                      ------------   ------------    -------------   ------------   ------------

GROSS PROFIT                                                     -         55,555           26,033              -         81,588

OPERATING EXPENSES:
      Distribution                                               -         17,542            7,634              -         25,176
      Selling, general and administrative                        -         27,642           10,235              -         37,877
      Gain on sale of business                                   -        (10,493)               -              -        (10,493)
                                                      ------------   ------------    -------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS                                -         20,864            8,164              -         29,028

OTHER EXPENSE:
      Interest, net                                              -         18,376            3,955              -         22,331
      Other, net                                                 -            670            1,987              -          2,657
                                                      ------------   ------------    -------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND
      DISCONTINUED OPERATIONS                                -          1,818            2,222              -          4,040

PROVISION (BENEFIT) FOR INCOME TAXES:
      Current                                                    -            329              118              -            447
      Deferred                                                   -          1,993             (290)             -          1,703
                                                      ------------   ------------    -------------   ------------   ------------
                                                                 -          2,322             (172)             -          2,150
                                                      ------------   ------------    -------------   ------------   ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                     -           (504)           2,394              -          1,890

LOSS FROM DISCONTINUED OPERATIONS                              247              -                -              -            247
                                                      ------------   ------------    -------------   ------------   ------------

NET INCOME (LOSS)                                     $       (247)  $       (504)   $       2,394   $          -   $      1,643
                                                      ============   ============    =============   ============   ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the fiscal year ended December 28, 2001
                                (In thousands)

                                                         Holding      Guarantor      Non-Guarantor
                                                         Company     Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                      ------------   ------------    -------------   ------------   ------------
Net cash provided by (used in) operating activities:
                                                      $     (5,161)  $        610    $       3,814   $          -   $       (737)
Cash flows from investing activities:
      Capital expenditures                                       -         (7,197)          (5,161)             -        (12,358)
      Investment in subsidiary                                            (18,073)               -         18,073              -
      Net cash proceeds from sale of business                              30,935                -                        30,935
      Increase in other assets                                 949         (2,290)          (1,664)             -         (3,005)
                                                      ------------   ------------    -------------   ------------   ------------

Net cash provided by (used in) investing activities            949          3,375           (6,825)        18,073         15,572
                                                      ------------   ------------    -------------   ------------   ------------

Cash flows from financing activities:
      Net repayments on bank financed debt and
        unsecured notes payable                                  -         (9,933)          (2,972)             -        (12,905)
      Net payments on capital lease obligations                  -           (928)            (219)             -         (1,147)
      Change in paid-in-capital                                                 -           18,073        (18,073)             -
      Change in intercompany, net                            4,212          8,574          (12,786)             -              -
                                                      ------------   ------------    -------------   ------------   ------------

Net cash provided by (used in) financing activities          4,212         (2,287)           2,096        (18,073)       (14,052)
                                                      ------------   ------------    -------------   ------------   ------------

Effect of exchange rate changes on cash                          -            428             (633)             -           (205)
                                                      ------------   ------------    -------------   ------------   ------------

Net increase (decrease) in cash                                  -          2,126           (1,548)             -            578

Cash, beginning of period                                        -            894            2,832              -          3,726
                                                      ------------   ------------    -------------   ------------   ------------
Cash, end of period                                   $          -   $      3,020    $       1,284   $          -   $      4,304
                                                      ============   ============    =============   ============   ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            As of December 29, 2000
                     (In thousands, except share amounts)

                                                           Holding      Guarantor     Non-Guarantor
                                                           Company    Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                          ---------  --------------  ---------------  -------------- --------------
                            ASSETS
                            ------

CURRENT ASSETS
     Cash                                                 $       -  $         894   $       2,832    $       -      $     3,726
     Accounts receivable, net                                     -         23,332          13,704            -           37,036
     Inventories, net                                             -         27,614          10,506            -           38,120
     Intercompany receivable                                      -              -           5,820       (5,820)               -
     Prepaid expenses and other                                 178         10,013           2,478            -           12,669
     Deferred tax asset                                           -          1,505             140          (28)           1,617
                                                          ---------  -------------   -------------    ---------      -----------

         Total current assets                                   178         63,358          35,480       (5,848)          93,168
                                                          ---------  -------------   -------------    ---------      -----------

PROPERTY, PLANT AND EQUIPMENT                                     -        182,864          55,612            -          238,476
LESS - ACCUMULATED DEPRECIATION                                   -        (38,005)         (9,078)           -          (47,083)
                                                          ---------  -------------   -------------    ---------      -----------

NET PROPERTY, PLANT AND EQUIPMENT                                 -        144,859          46,534            -          191,393
                                                          ---------  -------------   -------------    ---------      -----------

INTERCOMPANY RECEIVABLE                                      15,693         10,608               -      (26,301)               -
INVESTMENT IN SUBSIDIARIES                                  106,153          7,005               -     (113,158)               -
DEFERRED TAX ASSET                                            3,852              -               -       (3,852)               -
OTHER ASSETS                                                  4,614         11,838           4,986            -           21,438
                                                          ---------  -------------   -------------    ---------      -----------

         Total assets                                     $ 130,490  $     237,668   $      87,000    $(149,159)     $   305,999
                                                          =========  =============   =============    =========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                     $       -  $      36,806   $      15,579    $       -      $    52,385
     Accrued liabilities                                      1,268         14,012           4,589            -           19,869
     Intercompany Payable                                         -          9,492               -       (9,492)               -
     Current deferred tax liability                               -              -              28          (28)               -
     Current portion of long-term debt and capital
          lease obligations                                       -          4,288             509            -            4,797
                                                          ---------  -------------   -------------    ---------      -----------

          Total current liabilities                           1,268         64,598          20,705       (9,520)          77,051
                                                          ---------  -------------   -------------    ---------      -----------

LONG-TERM DEBT, net of current portion                      161,196         49,226          10,144            -          220,566
                                                          ---------  -------------   -------------    ---------      -----------
CAPITAL LEASE OBLIGATIONS, net of current portion                 -          3,495             650            -            4,145
                                                          ---------  -------------   -------------    ---------      -----------
INTERCOMPANY PAYABLE                                              -              -          43,820      (43,820)               -
                                                          ---------  -------------   -------------    ---------      -----------
DEFERRED TAX LIABILITY                                            -          7,482             360       (3,852)           3,990
                                                          ---------  -------------   -------------    ---------      -----------
OTHER NONCURRENT LIABILITIES                                      -          2,058               -            -            2,058
                                                          ---------  -------------   -------------    ---------      -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Voting and nonvoting common stock, 22,700 shares
          authorized 6,245 shares issued and outstanding          1              4              22          (26)               1
     Additional paid-in capital                               9,164         97,634           4,517      (91,928)          19,387
     Retained earnings (deficit)                            (41,139)        21,348           8,831            7          (10,953)
     Cumulative translation adjustment                            -         (8,177)         (2,049)         (20)         (10,246)
                                                          ---------  -------------   -------------    ---------      -----------

          Total stockholders' equity                        (31,974)       110,809          11,321      (91,967)          (1,811)
                                                          ---------  -------------   -------------    ---------      -----------

          Total liabilities and stockholders' equity      $ 130,490  $     237,668   $      87,000    $(149,159)     $   305,999
                                                          =========  =============   =============    =========      ===========

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the fiscal year ended December 29, 2000
                                (In thousands)

                                                           Holding      Guarantor     Non-Guarantor
                                                           Company    Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                          ---------  --------------  ---------------  -------------- --------------
NET SALES                                                 $       -  $     242,860   $     131,065    $     (11,398) $    362,527

COST OF GOODS SOLD                                                -        189,723          98,929          (11,398)      277,254
                                                          ---------  -------------   -------------    -------------  ------------

GROSS PROFIT                                                      -         53,137          32,136                -        85,273

OPERATING EXPENSES:
   Distribution                                                   -         18,392           7,611                -        26,003
   Selling, general and administrative                            -         34,244          10,783                -        45,027
                                                          ---------  -------------   -------------    -------------  ------------

INCOME FROM CONTINUING OPERATIONS                                 -            501          13,742                -        14,243

OTHER EXPENSE:
   Interest, net                                                  -         16,910           4,815                -        21,725
   Other, net                                                     -         (5,354)          6,458                -         1,104
                                                          ---------  -------------   -------------    -------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS                                    -        (11,055)          2,469                -        (8,586)

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                        -             15              24                -            39
   Deferred                                                       -         (3,112)             (1)               -        (3,113)
                                                          ---------  -------------   -------------    -------------  ------------
                                                                  -         (3,097)             23                -        (3,074)
                                                          ---------  -------------   -------------    -------------  ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                      -         (7,958)          2,446                -        (5,512)

LOSS FROM DISCONTINUED OPERATIONS                               144              -               -                -           144
                                                          ---------  -------------   -------------    -------------  ------------

NET INCOME (LOSS)                                         $    (144) $      (7,958)  $       2,446    $           -  $     (5,656)
                                                          =========  =============   =============    =============  ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the fiscal year ended December 29, 2000
                                (In thousands)

                                                           Holding      Guarantor     Non-Guarantor
                                                           Company    Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                          ---------  --------------  ---------------  -------------- --------------
Net cash provided by (used in) operating activities:      $  (7,242)  $      6,572    $       (767)   $         -    $     (1,437)

Cash flows from investing activities:
     Capital expenditures                                         -        (11,920)         (3,372)             -         (15,292)
     Increase in other assets                                 1,018         (2,645)         (1,805)             -          (3,432)
                                                          ---------   ------------    ------------    -----------    ------------

Net cash provided by (used in) investing activities           1,018        (14,565)         (5,177)             -         (18,724)
                                                          ---------   ------------    ------------    -----------    ------------

Cash flows from financing activities:
     Net borrowings on bank financed debt and
      unsecured notes payable                                     -          9,420           8,108              -          17,528
     Net payments on capital lease obligations                    -           (855)           (234)             -          (1,089)
     Change in intercompany, net                              6,224         (2,783)         (3,441)             -               -
                                                          ---------   ------------    ------------    -----------    ------------

Net cash provided by financing activities                     6,224          5,782           4,433              -          16,439
                                                          ---------   ------------    ------------    -----------    ------------

Effect of exchange rate changes on cash                           -            191            (322)             -            (131)
                                                          ---------   ------------    ------------    -----------    ------------

Net decrease in cash                                              -         (2,020)         (1,833)             -          (3,853)


Cash, beginning of period                                         -          2,914           4,665              -           7,579
                                                          ---------   ------------    ------------    -----------    ------------

Cash, end of period                                       $       -   $        894    $      2,832    $         -    $      3,726
                                                          =========   ============    ============    ===========    ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the fiscal year ended December 31, 1999
                                (In thousands)

                                                                Holding     Guarantor    Non-Guarantor
                                                                Company   Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                                                -------   ------------   -------------  ------------  ------------
NET SALES                                                       $     -   $    219,493   $     107,521  $     (8,899) $    318,115

COST OF GOODS SOLD                                                    -        156,589          78,819        (8,899)      226,509
                                                                -------   ------------   -------------  ------------  ------------

GROSS PROFIT                                                          -         62,904          28,702             -        91,606

OPERATING EXPENSES:
     Distribution                                                     -         16,736           7,799             -        24,535
     Selling, general and administrative                              -         31,457          12,465             -        43,922
                                                                -------   ------------   -------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS                                     -         14,711           8,438             -        23,149

OTHER EXPENSE:
     Interest, net                                                    -         15,259           5,811             -        21,070
     Other, net                                                       -        (11,308)            823        11,848         1,363
                                                                -------   ------------   -------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                                      -         10,760           1,804       (11,848)          716

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                          -           (138)            494             -           356
     Deferred                                                         -            (84)            (31)            -          (115)
                                                                -------   ------------   -------------  ------------  ------------
                                                                      -           (222)            463             -           241
                                                                -------   ------------   -------------  ------------  ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                          -         10,982           1,341       (11,848)          475

LOSS FROM DISCONTINUED OPERATIONS                                 6,859              -               -             -         6,859
                                                                -------   ------------   -------------  ------------  ------------

NET INCOME (LOSS)                                               $(6,859)  $     10,982   $       1,341  $    (11,848) $     (6,384)
                                                                =======   ============   =============  ============  ============

                 RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the fiscal year ended December 31, 1999
                                (In thousands)

                                                                Holding     Guarantor    Non-Guarantor
                                                                Company   Subsidiaries    Subsidiaries  Eliminations  Consolidated
                                                                -------   ------------   -------------  ------------  ------------
Net cash provided by (used in) operating activities:            $(7,008)  $     12,729   $      10,551  $          -  $     16,272

Cash flows from investing activities:
     Capital expenditures                                             -        (15,598)         (4,434)            -       (20,032)
     Increase in other assets                                       940         (4,019)           (520)            -        (3,599)
                                                                -------   ------------   -------------  ------------  ------------

Net cash provided by (used in) investing activities                 940        (19,617)         (4,954)            -       (23,631)
                                                                -------   ------------   -------------  ------------  ------------

Cash flows from financing activities:
     Net borrowings on bank financed debt and
       unsecured notes payable                                        -         11,781             269             -        12,050
     Net borrowings (payments) on capital lease obligations           -           (785)            159             -          (626)
     Change in intercompany, net                                  6,068         (1,876)         (4,192)            -             -
                                                                -------   ------------   -------------  ------------  ------------

Net cash provided by (used in) financing activities               6,068          9,120          (3,764)            -        11,424
                                                                -------   ------------   -------------  ------------  ------------

Effect of exchange rate changes on cash                               -           (195)           (266)            -          (461)
                                                                -------   ------------   -------------  ------------  ------------

Net decrease in cash                                                  -          2,037           1,567             -         3,604

Cash, beginning of period                                             -            877           3,098             -         3,975
                                                                -------   ------------   -------------  ------------  ------------

Cash, end of period                                             $     -   $      2,914   $       4,665  $          -  $      7,579
                                                                =======   ============   =============  ============  ============