Form 10-Q
period 2002-03-29
RADNOR HOLDINGS CORP
filed 2002-05-09
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934 for the quarterly period ended
                                 March 29, 2002

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

                                 Yes [X] No [_]

     The number of shares outstanding of the Registrant's common stock as of
                                  May 9, 2002:

                                                          Number
                        Class                            of Shares
    --------------------------------------------------  -----------

    Voting Common Stock; $.10 par value                      600
    Nonvoting Common Stock; $.10 par value                   245
    Class B Nonvoting Common Stock; $.01 par value         5,400

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                         March 29,           December 28,
                                                                                           2002                 2001
                                                                                      ---------------      ---------------
                                                                                        (Unaudited)
                          ASSETS
                          ------
CURRENT ASSETS:
        Cash                                                                          $           882      $         4,304
        Accounts receivable, net                                                               36,616               33,044
        Inventories, net                                                                       29,537               30,939
        Prepaid expenses and other                                                             10,225                9,908
        Deferred income tax asset                                                               2,124                2,123
                                                                                      ---------------      ---------------
              Total current assets                                                             79,384               80,318
                                                                                      ---------------      ---------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                                        233,872              232,586
LESS - ACCUMULATED DEPRECIATION                                                               (61,433)             (58,102)
                                                                                      ---------------      ---------------
NET PROPERTY, PLANT AND EQUIPMENT                                                             172,439              174,484
                                                                                      ---------------      ---------------
OTHER NONCURRENT ASSETS                                                                        18,921               19,384
                                                                                      ---------------      ---------------
              Total assets                                                            $       270,744      $       274,186
                                                                                      ===============      ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
        Accounts payable                                                              $        28,110      $        34,865
        Accrued liabilities                                                                    18,890               18,098
        Current portion of long-term debt                                                       4,047                3,987
        Current portion of capitalized lease obligations                                          993                1,050
                                                                                      ---------------      ---------------
              Total current liabilities                                                        52,040               58,000
                                                                                      ---------------      ---------------
LONG-TERM DEBT, net of current portion                                                        208,419              205,426
                                                                                      ---------------      ---------------
CAPITAL LEASE OBLIGATIONS, net of current portion                                               2,260                2,447
                                                                                      ---------------      ---------------
DEFERRED INCOME TAX LIABILITY                                                                   6,097                6,064
                                                                                      ---------------      ---------------
OTHER NONCURRENT LIABILITIES                                                                    2,143                2,132
                                                                                      ---------------      ---------------
COMMITMENTS AND CONTINGENCIES                                                                       -                    -
STOCKHOLDERS' EQUITY:
        Voting and nonvoting common stock, 22,700 shares authorized,
              6,245 shares issued and outstanding                                                   1                    1
        Additional paid-in capital                                                             19,387               19,387
        Retained deficit                                                                       (9,252)              (9,310)
        Cumulative translation adjustment                                                     (10,351)              (9,961)
                                                                                      ---------------      ---------------
              Total stockholders' equity (deficit)                                               (215)                 117
                                                                                      ---------------      ---------------
              Total liabilities and stockholders' equity                              $       270,744      $       274,186
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                      For the three months ended
                                                                 -------------------------------------
                                                                     March 29,            March 30,
                                                                       2002                 2001
                                                                 ----------------     ----------------
NET SALES                                                        $         73,338     $         79,366

COST OF GOODS SOLD                                                         53,903               62,798
                                                                 ----------------     ----------------

GROSS PROFIT                                                               19,435               16,568

OPERATING EXPENSES:
       Distribution                                                         5,125                5,793
       Selling, general and administrative                                  9,173                9,486
                                                                 ----------------     ----------------

INCOME FROM OPERATIONS                                                      5,137                1,289

OTHER EXPENSE:
       Interest, net                                                        5,012                5,385
       Other, net                                                             128                  326
                                                                 ----------------     ----------------

Loss before income taxes and extraordinary item                                (3)              (4,422)

BENEFIT FOR INCOME TAXES:
       Current                                                                 (1)                (177)
       Deferred                                                                 -               (1,415)
                                                                 ----------------     ----------------
                                                                               (1)              (1,592)
                                                                 ----------------     ----------------

Loss before extraordinary item                                                 (2)              (2,830)

EXTRAORDINARY GAIN, net of tax                                                 60                    -
                                                                 ----------------     ----------------

NET INCOME (LOSS)                                                $             58     $         (2,830)
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                         For the three months ended
                                                                                    --------------------------------------
                                                                                      March 29,              March 30,
                                                                                         2002                   2001
                                                                                    ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                               $          58          $      (2,830)
     Adjustments to reconcile net income (loss) to cash used
        in operating activities-
            Depreciation and amortization                                                    4,270                  4,782
            Deferred income taxes                                                                -                 (1,415)
            Extraordinary gain                                                                 (60)                     -
            Changes in operating assets and liabilities, net of
               acquisition and disposition of businesses-
                   Accounts receivable, net                                                 (3,692)                (1,416)
                   Inventories, net                                                          1,349                 (5,108)
                   Prepaid expenses and other                                                 (347)                  (952)
                   Accounts payable                                                         (6,412)                   719
                   Accrued liabilities and other                                               864                  2,414
                                                                                    ---------------        ---------------

                       Net cash used in continuing operations                               (3,970)                (3,806)

                       Net cash used in discontinued operations                                (34)                   (15)
                                                                                    ---------------        ---------------

                       Net cash used in operating activities                                (4,004)                (3,821)
                                                                                    ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                   (1,836)                (5,358)
     Increase in other assets                                                                 (474)                (1,819)
                                                                                    ---------------        ---------------

                       Net cash used in investing activities                                (2,310)                (7,177)
                                                                                    ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on bank financed debt and
        unsecured notes payable                                                              3,291                 11,258
     Net payments on capital lease obligations                                                (244)                  (286)
                                                                                    ---------------        ---------------

                       Net cash provided by financing activities                             3,047                 10,972
                                                                                    ---------------        ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (155)                  (503)
                                                                                    ---------------        ---------------

NET DECREASE IN CASH                                                                        (3,422)                  (529)

CASH, beginning of period                                                                    4,304                  3,726
                                                                                    ---------------        ---------------

CASH, end of period                                                                  $         882          $       3,197
                                                                                    ===============        ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                                   $         694          $       1,423
                                                                                    ===============        ===============

     Income taxes paid                                                               $         257          $           -
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY OPERATING SEGMENTS
                                   (Unaudited)
                                 (In thousands)

                                                     For the three months ended
                                                  ------------------------------
                                                      March 29,       March 30,
                                                        2002            2001
                                                  --------------    ------------

Net Sales to Unaffiliated Customers:
     Packaging and Insulation                      $     49,129     $    56,345
     Specialty Chemicals                                 26,230          29,952
     Corporate and Other                                    462             601
     Transfers Between Operating
        Segments  /(1)/                                  (2,483)         (7,532)
                                                  --------------    ------------
                    Consolidated                   $     73,338     $    79,366
                                                  --------------    ------------

Operating Income (Loss):
     Packaging and Insulation                      $      8,190     $     3,559
     Specialty Chemicals                                 (1,052)           (976)
     Corporate and Other                                 (2,001)         (1,294)
                                                  --------------    ------------
                    Consolidated                   $      5,137     $     1,289
                                                  --------------    ------------

Income (Loss) before
  Income Taxes and Extraordinary Item:
     Packaging and Insulation                      $      5,270     $       531
     Specialty Chemicals                                 (2,353)         (2,563)
     Corporate and Other                                 (2,920)         (2,390)
                                                  --------------    ------------
                    Consolidated                   $         (3)    $    (4,422)
                                                  --------------    ------------

/(1)/ Transfers between operating segments reflect the sale of expandable polystyrene ("EPS") bead from the specialty chemicals operating segment to the packaging and insulation operating segment. Excluding the impact of the European insulation operations, which were divested on December 12, 2001, transfers between operating segments would have been $3.3 million for the three month period ended March 30, 2001.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGION
                                   (Unaudited)
                                 (In thousands)

                                               For the three months ended
                                          --------------------------------------
                                             March 29,             March 30,
                                               2002                  2001
                                          ----------------      ----------------

Net Sales to Unaffiliated Customers:
     United States                         $       56,638        $       55,807
     Canada                                         7,099                 7,511
     Europe                                        12,103                19,480
     Transfers Between Geographic
        Regions /(1)/                              (2,502)               (3,432)
                                          ----------------      ----------------
                   Consolidated            $       73,338        $       79,366
                                          ----------------      ----------------

Operating Income (Loss):
     United States                         $        4,300        $          965
     Canada                                         1,384                   618
     Europe                                          (547)                 (294)
                                          ----------------      ----------------
                   Consolidated            $        5,137        $        1,289
                                          ----------------      ----------------

Income (Loss) before Income Taxes
  and Extraordinary Item:
     United States                         $         (194)       $       (2,954)
     Canada                                         1,084                   199
     Europe                                          (893)               (1,667)
                                          ----------------      ----------------
                   Consolidated            $           (3)       $       (4,422)
                                          ----------------      ----------------

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

(2)  DISCONTINUED OPERATIONS

     Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. Net cash used in discontinued operations represents the payment of legal costs incurred in conjunction with the above mentioned business.

(3)  EXTRAORDINARY GAIN

     In February 2002, the Company retired $500,000 principal amount of its 10% Senior Notes due December 1, 2003. An extraordinary gain of $60,000 was realized as a result of the early retirement, net of a $36,000 provision for income taxes.

(4)  INVENTORIES

     The components of inventories were as follows (in thousands):

                                        March 29,      December 28,
                                          2002             2001
                                       ----------      ------------

     Raw Materials                      $  6,169         $  6,813
     Work in Process                       1,407            1,290
     Finished Goods                       21,961           22,836
                                        --------         --------
                                        $ 29,537         $ 30,939
                                        ========         ========

(5)  INTEREST EXPENSE

     Included in interest expense was $375,000 of amortization of deferred financing costs for the three months ended March 29, 2002 and March 30, 2001. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $105,000 and $87,000 for the three months ended March 29, 2002 and March 30, 2001, respectively, was also included in interest expense.

(6)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive loss as follows (in thousands):

                                                         Three Months Ended
                                                      ------------------------
                                                       March 29,     March 30,
                                                         2002          2001
                                                      ----------    ----------
     Net Income (Loss)                                 $    58       $ (2,830)
     Foreign Currency Translation Adjustment              (390)        (3,127)
                                                       --------      ---------
               Comprehensive Loss                      $  (332)      $ (5,957)
                                                       ========      =========

(7)  SUPPLEMENTAL FINANCIAL INFORMATION

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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                              As of March 29, 2002
                      (In thousands, except share amounts)

                                                               Holding     Guarantor   Non-Guarantor
                                                               Company   Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                                            ------------ ------------- --------------  ------------- ------------
                        ASSETS
                        ------
CURRENT ASSETS:
       Cash                                                    $       -    $     148       $     734       $       -    $     882
       Accounts receivable, net                                        -       23,980          16,127          (3,491)      36,616
       Inventories, net                                                -       24,842           4,695               -       29,537
       Intercompany receivable                                         -            -          20,141         (20,141)           -
       Prepaid expenses and other                                    148        8,698           1,321              58       10,225
       Deferred income tax asset                                       -        1,994             130               -        2,124
                                                               ---------    ---------       ---------       ---------    ---------
             Total current assets                                    148       59,662          43,148         (23,574)      79,384
                                                               ---------    ---------       ---------       ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost                                 -      191,784          42,088               -      233,872
LESS - ACCUMULATED DEPRECIATION                                        -      (51,687)         (9,746)              -      (61,433)
                                                               ---------    ---------       ---------       ---------    ---------
NET PROPERTY, PLANT AND EQUIPMENT                                      -      140,097          32,342               -      172,439
                                                               ---------    ---------       ---------       ---------    ---------
INTERCOMPANY RECEIVABLE                                           13,971            -               -         (13,971)           -
INVESTMENT IN SUBSIDIARIES                                       106,153       25,078               1        (131,232)           -
OTHER NONCURRENT ASSETS                                            2,875        9,392           6,654               -       18,921
                                                               ---------    ---------       ---------       ---------    ---------
             Total assets                                      $ 123,147    $ 234,229       $  82,145       $(168,777)   $ 270,744
                                                               =========    =========       =========       =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
       Accounts payable                                          $     -    $  21,644       $   6,572       $    (106)   $  28,110
       Accrued liabilities                                         5,177       11,577           2,079              57       18,890
       Intercompany Payable                                            -       20,318               -         (20,318)           -
       Current portion of long-term debt and capital
             lease obligations                                         -        4,257             783               -        5,040
                                                               ---------    ---------       ---------       ---------    ---------
             Total current liabilities                             5,177       57,796           9,434         (20,367)      52,040
                                                               ---------    ---------       ---------       ---------    ---------
LONG-TERM DEBT, net of current portion                           160,201       59,031           5,747         (16,560)     208,419
                                                               ---------    ---------       ---------       ---------    ---------
CAPITAL LEASE OBLIGATIONS, net of current portion                      -        2,260               -               -        2,260
                                                               ---------    ---------       ---------       ---------    ---------
INTERCOMPANY PAYABLE                                                   -        5,122          16,687         (21,809)           -
                                                               ---------    ---------       ---------       ---------    ---------
DEFERRED INCOME TAX LIABILITY                                     (3,954)      10,074             (23)              -        6,097
                                                               ---------    ---------       ---------       ---------    ---------
OTHER NONCURRENT LIABILITIES                                           -        2,143               -               -        2,143
                                                               ---------    ---------       ---------       ---------    ---------

COMMITMENTS AND CONTINGENCIES                                          -            -               -               -            -
STOCKHOLDERS' EQUITY:
       Voting and nonvoting common stock, 22,700 shares
             authorized 6,245 shares issued and outstanding            1            4              23             (27)           1
   Additional paid-in capital                                      9,164       97,634          22,590        (110,001)      19,387
   Retained earnings (deficit)                                   (47,442)       8,274          29,909               7       (9,252)
   Cumulative translation adjustment                                   -       (8,109)         (2,222)            (20)     (10,351)
                                                               ---------    ---------       ---------       ---------    ---------
             Total stockholders' equity                          (38,277)      97,803          50,300        (110,041)        (215)
                                                               ---------    ---------       ---------       ---------    ---------
             Total liabilities and stockholders' equity        $ 123,147    $ 234,229       $  82,145       $(168,777)   $ 270,744
                                                               =========    =========       =========       =========    =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    For the three months ended March 29, 2002
                                 (In thousands)

                                                                 Holding    Guarantor    Non-Guarantor
                                                                 Company   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                                 -------   ------------  --------------  ------------  ------------
NET SALES                                                        $     -   $     57,077  $       18,763  $     (2,502) $     73,338

COST OF GOODS SOLD                                                     -         41,124          15,281        (2,502)       53,903
                                                                 -------   ------------  --------------  ------------  ------------

GROSS PROFIT                                                           -         15,953           3,482             -        19,435

OPERATING EXPENSES:
     Distribution                                                      -          4,033           1,092             -         5,125
     Selling, general and administrative                               -          8,151           1,022             -         9,173
                                                                 -------   ------------  --------------  ------------  ------------

INCOME FROM OPERATIONS                                                 -          3,769           1,368             -         5,137

OTHER EXPENSE:
     Interest, net                                                     -          4,679             333             -         5,012
     Other, net                                                        -           (161)            289             -           128
                                                                 -------   ------------  --------------  ------------  ------------

Income (loss) before income taxes and extraordionary item              -           (749)            746             -            (3)

BENEFIT FOR INCOME TAXES:
     Current                                                           -             (1)              -             -            (1)
     Deferred                                                          -              -               -             -             -
                                                                 -------   ------------  --------------  ------------  ------------
                                                                       -             (1)              -             -            (1)
                                                                 -------   ------------  --------------  ------------  ------------

Net Income (loss) before extraordinary item                            -           (748)            746             -            (2)

EXTRAORDINARY GAIN, NET OF TAX                                        60              -               -             -            60
                                                                 -------   ------------  --------------  ------------  ------------

NET INCOME (LOSS)                                                $    60   $       (748) $          746  $          -  $         58
                                                                 =======   ============  ==============  ============  ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the three months ended March 29, 2002
                                 (In thousands)

                                                               Holding     Guarantor    Non-Guarantor
                                                               Company    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                               -------    ------------  -------------  ------------  ------------
Net cash provided by (used in) operating activities:           $ 2,618    $     (3,981) $      (2,641) $          -  $     (4,004)

Cash flows from investing activities:
     Capital expenditures                                            -          (1,745)           (91)            -        (1,836)
     Change in other assets                                        276            (493)          (257)            -          (474)
                                                               -------    ------------  -------------  ------------  ------------

Net cash provided by (used in) investing activities                276          (2,238)          (348)            -        (2,310)
                                                               -------    ------------  -------------  ------------  ------------
Cash flows from financing activities:
     Net borrowings (payments) on bank financed debt and
       unsecured notes payable                                    (404)          3,084            611             -         3,291
     Net payments on capital lease obligations                       -            (244)             -             -          (244)
     Change in intercompany, net                                (2,490)            654          1,836             -             -
                                                               -------    ------------  -------------  ------------  ------------

Net cash provided by (used in) financing activities             (2,894)          3,494          2,447             -         3,047
                                                               -------    ------------  -------------  ------------  ------------

Effect of exchange rate changes on cash                              -            (147)            (8)            -          (155)
                                                               -------    ------------  -------------  ------------  ------------

Net decrease in cash                                                 -          (2,872)          (550)            -        (3,422)

Cash, beginning of period                                            -           3,020          1,284             -         4,304
                                                               -------    ------------  -------------  ------------  ------------
Cash, end of period                                            $     -    $        148  $         734  $          -  $        882
                                                               =======    ============  =============  ============  ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                             As of December 28, 2001
                      (In thousands, except share amounts)

                                                                   Holding    Guarantor   Non-Guarantor
                                                                   Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                  ---------  ------------ -------------  ------------  ------------
                       ASSETS
                       ------
CURRENT ASSETS:
   Cash                                                           $       -     $   3,020     $   1,284     $       -     $   4,304
   Accounts receivable, net                                               -        22,524        10,520             -        33,044
   Inventories, net                                                       -        24,568         6,371             -        30,939
   Intercompany receivable                                                -             -        24,906       (24,906)            -
   Prepaid expenses and other                                           148         8,520         1,240             -         9,908
   Deferred income tax asset                                              -         1,994           132            (3)        2,123
                                                                  ---------  ------------  ------------  ------------  ------------
       Total current assets                                             148        60,626        44,453       (24,909)       80,318
                                                                  ---------  ------------  ------------  ------------  ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                    -       190,065        42,521             -       232,586
LESS - ACCUMULATED DEPRECIATION                                           -       (48,914)       (9,188)            -       (58,102)
                                                                  ---------  ------------  ------------  ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT                                         -       141,151        33,333             -       174,484
                                                                  ---------  ------------  ------------  ------------  ------------
INTERCOMPANY RECEIVABLE                                              11,481         2,093             -       (13,574)            -
INVESTMENT IN SUBSIDIARIES                                          106,153        25,078             1      (131,232)            -
DEFERRED INCOME TAX ASSET                                             3,985             -             -        (3,985)            -
OTHER NONCURRENT ASSETS                                               3,226         9,756         6,402             -        19,384
                                                                  ---------  ------------  ------------  ------------  ------------
       Total assets                                               $ 124,993     $ 238,704     $  84,189     $(173,700)    $ 274,186
                                                                  =========  ============  ============  ============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                               $       -     $  25,366     $   9,499     $       -     $  34,865
   Accrued liabilities                                                1,310        15,070         1,718             -        18,098
   Intercompany payable                                                   -        24,516             -       (24,516)            -
   Current deferred tax liability                                         -             -             3            (3)            -
   Current portion of long-term debt and capital                          -
       lease obligations                                                  -         4,245           792             -         5,037
                                                                  ---------  ------------  ------------  ------------  ------------
       Total current liabilities                                      1,310        69,197        12,012       (24,519)       58,000
                                                                  ---------  ------------  ------------  ------------  ------------
LONG-TERM DEBT, net of current portion                              160,805        39,456         5,165             -       205,426
                                                                  ---------  ------------  ------------  ------------  ------------
CAPITAL LEASE OBLIGATIONS, net of current portion                         -         2,447             -             -         2,447
                                                                  ---------  ------------  ------------  ------------  ------------
INTERCOMPANY PAYABLE                                                      -             -        35,155       (35,155)            -
                                                                  ---------  ------------  ------------  ------------  ------------
DEFERRED INCOME TAX LIABILITY                                             -        10,072           (23)       (3,985)        6,064
                                                                  ---------  ------------  ------------  ------------  ------------
OTHER NONCURRENT LIABILITIES                                              -         2,132             -             -         2,132
                                                                  ---------  ------------  ------------  ------------  ------------
COMMITMENTS AND CONTINGENCIES                                             -             -             -             -             -
STOCKHOLDERS' EQUITY:
   Voting and nonvoting common stock, 22,700 shares
       authorized 6,245 shares issued and outstanding                     1             4            23           (27)            1
   Additional paid-in capital                                         9,164        97,634        22,590      (110,001)       19,387
   Retained earnings (deficit)                                      (46,287)       25,745        11,225             7        (9,310)
   Cumulative translation adjustment                                      -        (7,983)       (1,958)          (20)       (9,961)
                                                                  ---------  ------------  ------------  ------------  ------------
       Total stockholders' equity                                   (37,122)      115,400        31,880      (110,041)          117
                                                                  ---------  ------------  ------------  ------------  ------------
       Total liabilities and stockholders' equity                 $ 124,993     $ 238,704     $  84,189     $(173,700)    $ 274,186
                                                                  =========  ============  ============  ============  ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    For the three months ended March 30, 2001
                                 (In thousands)

                                                         Holding        Guarantor     Non-Guarantor
                                                         Company       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                      -------------    ------------   -------------    ------------    ------------
NET SALES                                             $           -    $     56,040   $      26,758    $     (3,432)   $     79,366

COST OF GOODS SOLD                                                -          44,642          21,588          (3,432)         62,798
                                                      -------------    ------------   -------------    ------------    ------------
GROSS PROFIT                                                      -          11,398           5,170               -          16,568
OPERATING EXPENSES:
     Distribution                                                 -           4,099           1,694               -           5,793
     Selling, general and administrative                          -           6,867           2,619               -           9,486
                                                      -------------    ------------   -------------    ------------    ------------
INCOME FROM OPERATIONS                                            -             432             857               -           1,289
OTHER EXPENSE:
     Interest, net                                                -           4,164           1,221               -           5,385
     Other, net                                                   -            (229)            555               -             326
                                                      -------------    ------------   -------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                          -          (3,503)           (919)              -          (4,422)
PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                      -            (186)              9               -            (177)
     Deferred                                                     -          (1,415)              -               -          (1,415)
                                                      -------------    ------------   -------------    ------------    ------------
                                                                  -          (1,601)              9               -          (1,592)
                                                      -------------    ------------   -------------    ------------    ------------
NET LOSS                                              $           -    $     (1,902)  $        (928)   $          -    $     (2,830)
                                                      =============    ============   =============    ============    ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the three months ended March 30, 2001
                                 (In thousands)

                                                              Holding       Guarantor      Non-Guarantor
                                                              Company      Subsidiaries     Subsidiaries  Eliminations  Consolidated
                                                            -----------    ------------     ------------  ------------  ------------
Net cash provided by (used in) operating activities:       $     2,762    $     (5,238)   $      (1,345) $          -  $     (3,821)

Cash flows from investing activities:
     Capital expenditures                                            -          (2,805)          (2,553)            -        (5,358)
     Change in other assets                                        251          (1,473)            (597)            -        (1,819)
                                                            -----------    ------------     ------------  ------------  ------------
Net cash provided by (used in) investing activities                251          (4,278)          (3,150)            -        (7,177)
                                                            -----------    ------------     ------------  ------------  ------------
Cash flows from financing activities:
     Net borrowings on bank financed debt and
       unsecured notes payable                                       -           5,936            5,322             -        11,258
     Net borrowings (payments) on capital lease obligations          -            (225)             (61)            -          (286)
     Change in intercompany, net                                (3,013)          3,216             (203)            -             -
                                                            -----------    ------------     ------------  ------------  ------------

Net cash provided by (used in) financing activities             (3,013)          8,927            5,058             -        10,972
                                                            -----------    ------------     ------------  ------------  ------------

Effect of exchange rate changes on cash                              -            (198)            (305)            -          (503)
                                                            -----------    ------------     ------------  ------------  ------------
Net increase (decrease) in cash                                      -            (787)             258             -          (529)

Cash, beginning of period                                            -             894            2,832             -         3,726
                                                            -----------    ------------     ------------  ------------  ------------
Cash, end of period                                        $         -    $        107     $      3,090  $          -  $      3,197
                                                            ===========    ============     ============  ============  ============

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

      On December 12, 2001, the Company sold its European insulation operations. Prior to that date, the Company's results of operations include the results of the divested European insulation operations. See Note 1 to the financial statements included under Item 8 in the Company's Report on Form 10-K for the year ended December 28, 2001.

Results of Operations
---------------------

CONSOLIDATED

                                                                      Three Months Ended
                                                             -------------------------------------
                                                                   March 29,           March 30,
(Millions of dollars)                                                2002                2001
--------------------------------------------------------------------------------------------------
Net sales                                                          $   73.3           $   79.4
--------------------------------------------------------------------------------------------------
Gross profit                                                           19.4               16.6
--------------------------------------------------------------------------------------------------
Operating expenses                                                     14.3               15.3
--------------------------------------------------------------------------------------------------
Income from operations                                                  5.1                1.3
--------------------------------------------------------------------------------------------------

     Net sales for the three months ended March 29, 2002 were $73.3 million, a decrease of $6.1 million from the three months ended March 30, 2001. Excluding the impact of the divested European insulation operations, net sales decreased by $1.7 million. This decrease was caused by lower sales prices in the specialty chemicals segment, resulting from reduced styrene monomer prices as compared to the same quarter in the prior year, partially offset by increased sales volume in the domestic specialty chemicals operations and higher selling prices at the domestic packaging operations.

     Gross profit for the three months ended March 29, 2002 increased by $2.8 million to $19.4 million or 26.5% of net sales from $16.6 million or 20.9% of net sales for the comparable period in 2001. Excluding the impact of the European insulation operations, gross profit for the three months ended March 29, 2002 increased by $5.1 million. This increase was primarily caused by higher selling prices, reductions in energy related costs, increased manufacturing efficiencies and implemented cost containment initiatives at the domestic packaging operations.

     Operating expenses for the three months ended March 29, 2002 decreased to $14.3 million from $15.3 million for the comparable period in 2001. Excluding the impact of the European insulation operations, operating expenses increased by $0.9 million over the three months ended March 30, 2001. This increase was primarily due to higher selling, general and administrative costs at the Company's domestic packaging operations and corporate offices. For the reasons described above, income from operations increased by $3.8 million to $5.1 million for the three months ended March 29, 2002.

SEGMENT ANALYSIS

Packaging & Insulation

                                                                       Three Months Ended
                                                            ------------------------------------------
                                                                 March 29,             March 30,
(Millions of dollars)                                               2002                  2001
------------------------------------------------------------------------------------------------------
Net sales                                                          $ 49.1                $ 56.3
------------------------------------------------------------------------------------------------------
Gross profit                                                         16.6                  13.2
------------------------------------------------------------------------------------------------------
Operating expenses                                                    8.4                   9.6
------------------------------------------------------------------------------------------------------
Income from operations                                                8.2                   3.6
------------------------------------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment decreased by $7.2 million to $49.1 million for the three months ended March 29, 2002. Excluding the impact of the European insulation operations, which were sold in December 2001, net sales increased by $1.3 million. This increase was caused by higher average selling prices at the Company's domestic packaging operations, primarily resulting from price increases implemented in June 2001.

     Gross profit increased $3.4 million to $16.6 million for the three months ended March 29, 2002 from $13.2 million for the comparable period in 2001. Excluding the impact of the European insulation operations, gross profit increased by $5.7 million. This increase was caused by higher selling prices, as mentioned above, a reduction in energy related costs, increased manufacturing efficiencies and cost containment initiatives implemented during the fourth quarter of 2001.

     Operating expenses decreased to $8.4 million for the three months ended March 29, 2002 from $9.6 million for the comparable period in 2001. Excluding the impact of the European insulation operations, operating expenses increased by $0.6 million to $8.4 million, primarily as a result of increased selling costs in the domestic operations. For the reasons described above, income from operations increased by $4.6 million to $8.2 million for the three months ended March 29, 2002.

Specialty Chemicals

                                                                       Three Months Ended
                                                            ------------------------------------------
                                                                 March 29,             March 30,
(Millions of dollars)                                               2002                  2001
-------------------------------------------------------------------------------------------------------
Net sales                                                          $ 26.2                $ 30.0
-------------------------------------------------------------------------------------------------------
Gross profit                                                          2.4                   2.9
-------------------------------------------------------------------------------------------------------
Operating expenses                                                    3.5                   3.9
-------------------------------------------------------------------------------------------------------
Loss from operations                                                 (1.1)                 (1.0)
-------------------------------------------------------------------------------------------------------

     Net sales for the first quarter of fiscal 2002 were $26.2 million, down $3.8 million from the three months ended March 30, 2001. This decrease was primarily due to lower selling prices resulting from reduced styrene monomer prices as compared to the same period in the prior year, partially offset by increased volume in the domestic operations. Net sales for the three months ended March 29, 2002 and March 30, 2001 included sales to the packaging and insulation segment of $2.5 million and $7.5 million, respectively. Excluding the impact of the divested European insulation operations, net sales to the packaging and insulation segment would have been $3.3 million for the three months ended March 30, 2001.

     Gross profit decreased by $0.5 million to $2.4 million for the three months ended March 29, 2002. This decrease was primarily caused by reduced selling prices throughout the segment, as described above, partially offset by lower raw material costs and improved manufacturing efficiencies.

     Operating expenses fell $0.4 million to $3.5 million for the three months ended March 29, 2002 as compared to the same period in the prior year, due primarily to reduced selling, general and administrative costs in the European operations. For the reasons described above, the loss from operations increased $0.1 million to $1.1 million for the three months ended March 29, 2002.

Corporate & Other

     Corporate operating expenses increased $0.7 million to $2.4 million for the three months ended March 29, 2002, primarily due to higher insurance and employee costs.

Interest Expense
----------------

                                                                Three Months Ended
                                                      ---------------------------------------
                                                            March 29,          March 30,
(Millions of dollars)                                          2002              2001
---------------------------------------------------------------------------------------------
Interest expense, net                                       $   5.0             $   5.4
---------------------------------------------------------------------------------------------

     Interest expense for the three months ended March 29, 2002 decreased by $0.4 million over the same period in the prior year. This decrease was caused by a reduction in long-term debt resulting from the sale of the European insulation operations in December 2001 combined with lower interest rates on the Company's revolving credit facilities.

Income Taxes
------------

                                                                Three Months Ended
                                                      ---------------------------------------
                                                            March 29,          March 30,
(Millions of dollars)                                         2002               2001
---------------------------------------------------------------------------------------------
Income tax benefit                                          $   -               $   (1.6)
---------------------------------------------------------------------------------------------

     The effective tax rate for the three months ended March 29, 2002 increased to 38.0% of pre-tax income from 36.0% of pre-tax income for the comparable period in 2001. As of March 29, 2002, the Company had approximately $66.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 29, 2002 and March 30, 2001, the Company's principal source of funds consisted of cash from financing activities. During the 2002 period, after-tax cash flow of $4.3 million, net borrowings on bank financed debt and capital lease obligations of $3.0 million, and a $3.4 million reduction in cash were used to fund capital expenditures of $1.8 million and an $8.2 million increase in working capital.

     In March 2002, the Company's European specialty chemicals operations entered into a 3.0 million Euro working capital facility with its bank. As of March 29, 2002, the Company had $29.5 million outstanding under its credit facilities. Including cash on hand, the Company had $9.4 million of availability under these facilities as of March 29, 2002. The principal uses of cash for the next several years will be working capital requirements, capital expenditures and debt service.

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

Forward Looking Statements
--------------------------

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company's Report on Form 10-K for the year ended December 28, 2001, Commission File No. 333-19495, to which reference is hereby made.

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

                                               RADNOR HOLDINGS CORPORATION


                                           By: /s/ Michael V. Valenza

                                               ---------------------------------

Date:  May 9, 2002                             Michael V. Valenza
                                               Senior Vice President-Finance and
                                               Chief Financial Officer