Form 10-Q
period 2002-06-28
RADNOR HOLDINGS CORP
filed 2002-08-09
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934 for the quarterly period ended
                                  June 28, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from ________ to ________

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

                                Yes [X] No [_]

    The number of shares outstanding of the Registrant's common stock as of
                                 August 9, 2002:

                                                               Number
                              Class                           of Shares
    -------------------------------------------------------- -----------

    Voting Common Stock; $.10 par value                           600
    Nonvoting Common Stock; $.10 par value                        245
    Class B Nonvoting Common Stock; $.01 par value              5,400

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                                            June 28,    December 28,
                                                                              2002          2001
                                                                          -----------   ------------
                            ASSETS
                            ------
CURRENT ASSETS:
        Cash                                                               $    2,153     $    4,304
        Accounts receivable, net                                               45,024         33,044
        Inventories, net                                                       35,342         30,939
        Prepaid expenses and other                                             11,844          9,908
        Deferred income tax asset                                               2,131          2,123
                                                                           ----------     ----------
              Total current assets                                             96,494         80,318
                                                                           ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                       240,779        232,586
LESS - ACCUMULATED DEPRECIATION                                               (66,126)       (58,102)
                                                                           ----------     ----------
NET PROPERTY, PLANT AND EQUIPMENT                                             174,653        174,484
                                                                           ----------     ----------

OTHER NON CURRENT ASSETS                                                       19,858         19,384
                                                                           ----------     ----------

              Total assets                                                 $  291,005     $  274,186
                                                                           ==========     ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
        Accounts payable                                                   $   38,330     $   34,865
        Accrued liabilities and other current liabilities                      16,880         18,098
        Short-term borrowings                                                   2,957              -
        Current portion of long-term debt                                       4,202          3,987
        Current portion of capitalized lease obligations                          979          1,050
                                                                           ----------     ----------
              Total current liabilities                                        63,348         58,000
                                                                           ----------     ----------

LONG-TERM DEBT, net of current portion                                        210,839        205,426
                                                                           ----------     ----------
CAPITAL LEASE OBLIGATIONS, net of current portion                               2,072          2,447
                                                                           ----------     ----------
DEFERRED INCOME TAX LIABILITY                                                   7,050          6,064
                                                                           ----------     ----------
OTHER NON CURRENT LIABILITIES                                                   2,150          2,132
                                                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES                                                       -              -

STOCKHOLDERS' EQUITY:
        Voting and nonvoting common stock, 22,700 shares authorized,
              6,245 shares issued and outstanding                                   1              1
        Additional paid-in capital                                             19,387         19,387
        Retained deficit                                                       (7,513)        (9,310)
        Cumulative translation adjustment                                      (6,329)        (9,961)
                                                                           ----------     ----------
              Total stockholders' equity                                        5,546            117
                                                                           ----------     ----------

              Total liabilities and stockholders' equity                   $  291,005     $  274,186
                                                                           ==========     ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)

                                                    For the three months ended      For the six months ended
                                                   ----------------------------    --------------------------
                                                    June 28,          June 29,      June 28,        June 29,
                                                      2002              2001          2002            2001
                                                   ----------        ----------    ----------      ----------
NET SALES                                          $   87,295        $   89,237    $  160,633      $  168,603

COST OF GOODS SOLD                                     62,775            66,653       116,678         129,451
                                                   ----------        ----------    ----------      ----------

GROSS PROFIT                                           24,520            22,584        43,955          39,152

OPERATING EXPENSES:
        Distribution                                    5,815             6,192        10,940          11,985
        Selling, general and administrative            10,364             9,211        19,537          18,697
                                                   ----------        ----------    ----------      ----------

INCOME FROM CONTINUING OPERATIONS                       8,341             7,181        13,478           8,470

OTHER EXPENSE:
        Interest, net                                   5,084             5,596        10,096          10,981
        Other, net                                        375               319           503             645
                                                   ----------        ----------    ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
        ITEM AND DISCONTINUED OPERATIONS                2,882             1,266         2,879          (3,156)

PROVISION (BENEFIT) FOR INCOME TAXES:
        Current                                           116                57           115            (120)
        Deferred                                          979               400           979          (1,015)
                                                   ----------        ----------    ----------      ----------
                                                        1,095               457         1,094          (1,135)
                                                   ----------        ----------    ----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
        DISCONTINUED OPERATIONS                         1,787               809         1,785          (2,021)

EXTRAORDINARY GAIN, net of tax                              -                 -            60               -

LOSS FROM DISCONTINUED OPERATIONS, net of tax             (48)             (125)          (48)           (125)
                                                   ----------        ----------    ----------      ----------

NET INCOME (LOSS)                                  $    1,739        $      684    $    1,797      $   (2,146)
                                                   ==========        ==========    ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                          For the six months ended
                                                                         --------------------------
                                                                          June 28,        June 29,
                                                                            2002            2001
                                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $    1,797      $   (2,146)
     Adjustments to reconcile net income (loss) to cash used
        in operating activities-
            Depreciation and amortization                                     8,717           9,545
            Deferred income taxes                                               979          (1,015)
            Extraordinary gain                                                  (60)              -
            Loss from discontinued operations                                    48             125
            Changes in operating assets and liabilities, net of
               disposition of businesses-
                   Accounts receivable, net                                 (10,172)         (4,338)
                   Inventories, net                                          (3,681)         (6,819)
                   Prepaid expenses and other                                  (736)            238
                   Accounts payable                                           1,392             624
                   Accrued liabilities and other                             (1,366)         (1,900)
                                                                         ----------      ----------

                       Net cash used in continuing operations                (3,082)         (5,686)

                       Net cash used in discontinued operations                (130)            (15)
                                                                         ----------      ----------

                       Net cash used in operating activities                 (3,212)         (5,701)
                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (3,990)         (8,382)
     Increase in other assets                                                (2,376)         (1,255)
                                                                         ----------      ----------

                       Net cash used in investing activities                 (6,366)         (9,637)
                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on bank financed debt and
        unsecured notes payable                                               8,135          14,345
     Net payments on capital lease obligations                                 (446)           (575)
                                                                         ----------      ----------

                       Net cash provided by financing activities              7,689          13,770
                                                                         ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (262)           (886)
                                                                         ----------      ----------

NET DECREASE IN CASH                                                         (2,151)         (2,454)

CASH, beginning of period                                                     4,304           3,726
                                                                         ----------      ----------

CASH, end of period                                                      $    2,153      $    1,272
                                                                         ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                       $    9,433      $    9,705
                                                                         ==========      ==========

     Income taxes paid                                                   $      257      $       25
                                                                         ==========      ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY OPERATING SEGMENTS
                                   (Unaudited)
                                 (In thousands)

                                                         For the three months ended        For the six months ended
                                                       ------------------------------     --------------------------
                                                        June 28,            June 29,       June 28,         June 29,
                                                          2002                2001           2002             2001
                                                       ---------           ----------     ---------        ---------
Sales to Unaffiliated Customers:
     Packaging and Insulation                          $  52,184           $  65,040      $ 101,313        $ 121,385
     Specialty Chemicals                                  37,074              29,164         63,304           59,116
     Corporate and Other                                     482                 568            944            1,169
     Transfers Between Operating
         Segments /(1)/                                   (2,445)             (5,535)        (4,928)         (13,067)
                                                       ---------           ---------      ---------        ---------
                         Consolidated                  $  87,295           $  89,237      $ 160,633        $ 168,603
                                                       ---------           ---------      ---------        ---------

Income (Loss) from Continuing Operations:
     Packaging and Insulation                          $   7,933           $   7,568      $  16,123        $  11,127
     Specialty Chemicals                                   2,605               1,214          1,553              238
     Corporate and Other                                  (2,197)             (1,601)        (4,198)          (2,895)
                                                       ---------           ---------      ---------        ---------
                         Consolidated                  $   8,341           $   7,181      $  13,478        $   8,470
                                                       ---------           ---------      ---------        ---------

Income (Loss) before Income Taxes, Extraordinary
  Item and Discontinued Operations:
     Packaging and Insulation                          $   5,024           $   3,947      $  10,294        $   4,478
     Specialty Chemicals                                     918                  14         (1,435)          (2,549)
     Corporate and Other                                  (3,060)             (2,695)        (5,980)          (5,085)
                                                       ---------           ---------      ---------        ---------
                         Consolidated                  $   2,882           $   1,266      $   2,879        $  (3,156)
                                                       ---------           ---------      ---------        ---------

/(1)/ Transfers between operating segments reflect the sale of expandable polystyrene ("EPS") bead from the specialty chemicals operating segment to the packaging and insulation operating segment. Excluding the impact of the European insulation operations, which were divested on December 12, 2001, transfers between operating segments would have been $2.0 million and $5.4 million for the three and six months ended June 29, 2001, respectively.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)
                                 (In thousands)

                                                       For the three months ended         For the six months ended
                                                      ----------------------------       --------------------------
                                                        June 28,         June 29,         June 28,        June 29,
                                                         2002              2001            2002             2001
                                                      ----------         ---------       ---------       ----------
Net Sales to Unaffiliated Customers:
     United States                                    $  59,952          $  60,807       $ 116,590       $ 116,614
     Canada                                               8,687              6,990          15,786          14,501
     Europe                                              21,129             23,540          33,232          43,020
     Transfers Between Geographic
         Regions /(1)/                                   (2,473)            (2,100)         (4,975)         (5,532)
                                                      ---------          ---------       ---------       ---------
                         Consolidated                 $  87,295          $  89,237       $ 160,633       $ 168,603
                                                      ---------          ---------       ---------       ---------

Income from Continuing Operations:
     United States                                    $   4,580          $   4,644       $   8,880       $   5,609
     Canada                                               1,541              1,098           2,925           1,716
     Europe                                               2,220              1,439           1,673           1,145
                                                      ---------          ---------       ---------       ---------
                         Consolidated                 $   8,341          $   7,181       $  13,478       $   8,470
                                                      ---------          ---------       ---------       ---------

Income (Loss) before Income Taxes, Extraordinary
  Item and Discontinued Operations:
     United States                                    $      58          $      45       $    (136)      $  (2,909)
     Canada                                               1,076                852           2,160           1,051
     Europe                                               1,748                369             855          (1,298)
                                                      ---------          ---------       ---------       ---------
                         Consolidated                 $   2,882          $   1,266       $   2,879       $  (3,156)
                                                      ---------          ---------       ---------       ---------

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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation and subsidiaries (collectively, "Radnor" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year, due to the seasonality inherent in some of the Company's operations and the possibility for general economic changes.

(2)  DISCONTINUED OPERATIONS

     Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. ("Benchmark"), WinCup Holdings, Inc. ("WinCup"), and the Fort James Corporation, formerly James River Paper Company, Inc. ("Fort James"), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark's cutlery and straws business and all of the assets of WinCup's thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark's cutlery and straws business and WinCup's thermoformed cup business were accounted for as discontinued operations. Discontinued operations represent legal costs incurred in conjunction with the above mentioned business.

(3)  EXTRAORDINARY GAIN

     In February 2002, the Company retired $500,000 principal amount of its 10% Senior Notes due December 1, 2003. An extraordinary gain of $60,000 was realized as a result of the early retirement, net of a $36,000 provision for income taxes.

(4)  INVENTORIES

     The components of inventories were as follows (in thousands):

                                  June 28,      December 28,
                                    2002            2001
                                -----------     ------------

     Raw Materials               $   8,164       $   6,813
     Work in Process                 2,015           1,290
     Finished Goods                 25,163          22,836
                                 ---------       ---------
                                 $  35,342       $  30,939
                                 =========       =========

(5)  INTEREST EXPENSE

     Included in interest expense was $375,000 and $374,000 of amortization of deferred financing costs for the three months ended June 28, 2002 and June 29, 2001, respectively, and $749,000 and $748,000 of amortization of deferred financing costs for the six months ended June 28, 2002 and June 29, 2001, respectively. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $105,000 and $93,000 for the three months ended June 28, 2002 and June 29, 2001, respectively, and $210,000 and $180,000 for the six months ended June 28, 2002 and June 29, 2001, respectively, was also included in interest expense.

(6)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):

                                               Three Months Ended    Six Months Ended
                                               ------------------   ------------------
                                               June 28,  June 29,   June 28,  June 29,
                                                 2002      2001       2002      2001
                                               --------  --------   --------  --------
     Net Income (Loss)                         $ 1,739   $   684    $ 1,797   $(2,146)
     Foreign Currency Translation Adjustment     4,022    (1,554)     3,632    (4,681)
                                               -------   -------    -------   -------
          Comprehensive Income (Loss)          $ 5,761   $  (870)   $ 5,429   $(6,827)
                                               =======   =======    =======   =======

(7)  NEW ACCOUNTING STANDARDS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. Upon adoption, the Company will reclassify debt extinguishments previously recorded as extraordinary items into operating income. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted.

(8)  SUPPLEMENTAL FINANCIAL INFORMATION

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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                               As of June 28, 2002
                      (In thousands, except share amounts)

                                                         Holding     Guarantor     Non-Guarantor
                                                         Company    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                       ----------- -------------- --------------- -------------- --------------
                     ASSETS
                     ------

CURRENT ASSETS:
   Cash                                                  $       -   $     423       $   1,730      $       -      $   2,153
   Accounts receivable, net                                      -      24,247          25,836         (5,059)        45,024
   Inventories, net                                              -      26,509           8,833              -         35,342
   Intercompany receivable                                       -           -          20,336        (20,336)             -
   Prepaid expenses and other                                  148      10,955             799            (58)        11,844
   Deferred income tax asset                                     -       1,991             140              -          2,131
                                                         ---------   ---------       ---------      ---------      ---------
        Total current assets                                   148      64,125          57,674        (25,453)        96,494
                                                         ---------   ---------       ---------      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                          -     193,873          46,906              -        240,779
LESS - ACCUMULATED DEPRECIATION                                  -     (54,478)        (11,648)             -        (66,126)
                                                         ---------   ---------       ---------      ---------      ---------
NET PROPERTY, PLANT AND EQUIPMENT                                -     139,395          35,258              -        174,653
                                                         ---------   ---------       ---------      ---------      ---------

INTERCOMPANY RECEIVABLE                                     27,028           -               -        (27,028)             -
INVESTMENT IN SUBSIDIARIES                                 106,153      25,078               -       (131,231)             -
OTHER NON CURRENT ASSETS                                     2,518      10,396           6,944              -         19,858
                                                         ---------   ---------       ---------      ---------      ---------

        Total assets                                     $ 135,847   $ 238,994       $  99,876      $(183,712)     $ 291,005
                                                         =========   =========       =========      =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                      $       -   $  25,678       $  12,867      $    (215)     $  38,330
   Accrued liabilities                                       1,201      13,182           2,554            (57)        16,880
   Short-term borrowings                                         -           -           2,957              -          2,957
   Intercompany payable                                          -      20,062               -        (20,062)             -
   Current portion of long-term debt and capitalized
        lease obligations                                        -       4,313             868              -          5,181
                                                         ---------   ---------       ---------      ---------      ---------
        Total current liabilities                            1,201      63,235          19,246        (20,334)        63,348
                                                         ---------   ---------       ---------      ---------      ---------

LONG-TERM DEBT, net of current portion                     160,095      60,851           6,453        (16,560)       210,839
                                                         ---------   ---------       ---------      ---------      ---------
CAPITAL LEASE OBLIGATIONS, net of current portion                -       2,072               -              -          2,072
                                                         ---------   ---------       ---------      ---------      ---------
INTERCOMPANY PAYABLE                                        18,080         329          18,088        (36,497)             -
                                                         ---------   ---------       ---------      ---------      ---------
DEFERRED INCOME TAX LIABILITY                               (3,979)     11,053             (24)             -          7,050
                                                         ---------   ---------       ---------      ---------      ---------
OTHER NON CURRENT LIABILITIES                                    -       2,150               -              -          2,150
                                                         ---------   ---------       ---------      ---------      ---------

COMMITMENTS AND CONTINGENCIES                                    -           -               -              -              -
STOCKHOLDERS' EQUITY:
   Voting and nonvoting common stock                             1           4              23            (27)             1
   Additional paid-in capital                                9,164      97,634          22,590       (110,001)        19,387
   Retained earnings (deficit)                             (48,715)      8,318          33,177           (293)        (7,513)
   Cumulative translation adjustment                             -      (6,652)            323              -         (6,329)
                                                         ---------   ---------       ---------      ---------      ---------
        Total stockholders' equity                         (39,550)     99,304          56,113       (110,321)         5,546
                                                         ---------   ---------       ---------      ---------      ---------

        Total liabilities and stockholders' equity       $ 135,847   $ 238,994       $  99,876      $(183,712)     $ 291,005
                                                         =========   =========       =========      =========      =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF INCOME
                    For the three months ended June 28, 2002
                                 (In thousands)

                                                     Holding    Guarantor     Non-Guarantor
                                                     Company   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                    --------- -------------- --------------- -------------- --------------
NET SALES                                            $      -    $ 60,405       $ 29,363        $ (2,473)      $ 87,295

COST OF GOODS SOLD                                          -      42,768         22,480          (2,473)        62,775
                                                     --------    --------       --------        --------       --------

GROSS PROFIT                                                -      17,637          6,883               -         24,520

OPERATING EXPENSES:
    Distribution                                            -       4,302          1,513               -          5,815
    Selling, general and administrative                     -       9,200          1,164               -         10,364
                                                     --------    --------       --------        --------       --------

INCOME FROM CONTINUING OPERATIONS                           -       4,135          4,206               -          8,341

OTHER EXPENSE:
    Interest, net                                       2,440       2,208            436               -          5,084
    Other, net                                              -        (127)           502               -            375
                                                     --------    --------       --------        --------       --------

Income (loss) before income taxes and discontinued
    operations                                         (2,440)      2,054          3,268               -          2,882

PROVISION FOR INCOME TAXES:
    Current                                                 -         116              -               -            116
    Deferred                                                -         979              -               -            979
                                                     --------    --------       --------        --------       --------
                                                            -       1,095              -               -          1,095
                                                     --------    --------       --------        --------       --------

Net income (loss) before discontinued operations       (2,440)        959          3,268               -          1,787

LOSS FROM DISCONTINUED OPERATIONS, net of tax             (48)          -              -               -            (48)
                                                     --------    --------       --------        --------       --------

NET INCOME (LOSS)                                    $ (2,488)   $    959       $  3,268        $      -       $  1,739
                                                     ========    ========       ========        ========       ========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the six months ended June 28, 2002
                                 (In thousands)

                                                                Holding      Guarantor   Non-Guarantor
                                                                Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                               ---------   ------------  ------------- ------------  ------------
NET SALES                                                      $       -     $ 117,482     $  48,126    $  (4,975)    $ 160,633

COST OF GOODS SOLD                                                     -        83,892        37,761       (4,975)      116,678
                                                               ---------     ---------     ---------    ---------     ---------
GROSS PROFIT                                                           -        33,590        10,365            -        43,955

OPERATING EXPENSES:
        Distribution                                                   -         8,335         2,605            -        10,940
        Selling, general and administrative                            -        17,351         2,186            -        19,537
                                                               ---------     ---------     ---------    ---------     ---------

INCOME FROM CONTINUING OPERATIONS                                      -         7,904         5,574            -        13,478

OTHER EXPENSE:
        Interest, net                                              2,440         6,887           769            -        10,096
        Other, net                                                     -          (288)          791            -           503
                                                               ---------     ---------     ---------    ---------     ---------

Income (loss) before income taxes, extraordinary item
        and discontinued operations                               (2,440)        1,305         4,014            -         2,879

PROVISION FOR INCOME TAXES:
        Current                                                        -           115             -            -           115
        Deferred                                                       -           979             -            -           979
                                                               ---------     ---------     ---------    ---------     ---------
                                                                       -         1,094             -            -         1,094
                                                               ---------     ---------     ---------    ---------     ---------
Net income (loss) before extraordinary item
        and discontinued operations                               (2,440)          211         4,014            -         1,785
                                                               ---------     ---------     ---------    ---------     ---------

EXTRAORDINARY GAIN, net of tax                                        60             -             -            -            60

LOSS FROM DISCONTINUED OPERATIONS, net of tax                        (48)            -             -            -           (48)
                                                               ---------     ---------     ---------    ---------     ---------


NET INCOME (LOSS)                                              $  (2,428)    $     211     $   4,014    $       -     $   1,797
                                                               =========     =========     =========    =========     =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 28, 2002
                                 (In thousands)

                                                                Holding      Guarantor   Non-Guarantor
                                                                Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                               ---------   ------------  ------------- ------------  ------------
Net cash used in operating activities                          $  (2,654)    $   2,558     $  (3,317)   $     201     $  (3,212)

Cash flows from investing activities:
        Capital expenditures                                           -        (3,820)         (170)           -        (3,990)
        Change in other assets                                       525        (2,384)         (517)           -        (2,376)
                                                               ---------     ---------     ---------    ---------     ---------

Net cash provided by (used in) investing activities                  525        (6,204)         (687)           -        (6,366)
                                                               ---------     ---------     ---------    ---------     ---------

Cash flows from financing activities:
        Net borrowings on bank financed debt and
          unsecured notes payable                                   (404)        4,974         3,565            -         8,135
        Net payments on capital lease obligations                      -          (446)            -            -          (446)
        Change in intercompany, net                                2,533        (3,908)          797          578             -
                                                               ---------     ---------     ---------    ---------     ---------

Net cash provided by financing activities                          2,129           620         4,362          578         7,689
                                                               ---------     ---------     ---------    ---------     ---------

Effect of exchange rate changes on cash                                -           429            88         (779)         (262)
                                                               ---------     ---------     ---------    ---------     ---------

Net increase (decrease) in cash                                        -        (2,597)          446            -        (2,151)

Cash, beginning of period                                              -         3,020         1,284            -         4,304
                                                               ---------     ---------     ---------    ---------     ---------

Cash, end of period                                            $       -     $     423     $   1,730    $       -     $   2,153
                                                               =========     =========     =========    =========     =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                             As of December 28, 2001
                      (In thousands, except share amounts)

                                                                  Holding    Guarantor    Non-Guarantor
                                                                  Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                 ---------  ------------  ------------- ------------  ------------
                          ASSETS
                          ------

CURRENT ASSETS:
       Cash                                                      $       -    $   3,020     $   1,284    $       -     $   4,304
       Accounts receivable, net                                          -       22,524        10,520            -        33,044
       Inventories, net                                                  -       24,568         6,371            -        30,939
       Intercompany receivable                                           -            -        24,906      (24,906)            -
       Prepaid expenses and other                                      148        8,520         1,240            -         9,908
       Deferred income tax asset                                         -        1,994           132           (3)        2,123
                                                                 ---------    ---------     ---------    ---------     ---------

             Total current assets                                      148       60,626        44,453      (24,909)       80,318
                                                                 ---------    ---------     ---------    ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:                                  -      190,065        42,521            -       232,586
LESS - ACCUMULATED DEPRECIATION                                          -      (48,914)       (9,188)           -       (58,102)
                                                                 ---------    ---------     ---------    ---------     ---------

NET PROPERTY, PLANT AND EQUIPMENT                                        -      141,151        33,333            -       174,484
                                                                 ---------    ---------     ---------    ---------     ---------

INTERCOMPANY RECEIVABLE                                             11,481        2,093             -      (13,574)            -
INVESTMENT IN SUBSIDIARIES                                         106,153       25,078             1     (131,232)            -
DEFERRED INCOME TAX ASSET                                            3,985            -             -       (3,985)            -
OTHER NON CURRENTASSETS                                              3,226        9,756         6,402            -        19,384
                                                                 ---------    ---------     ---------    ---------     ---------

             Total assets                                        $ 124,993    $ 238,704     $  84,189    $(173,700)    $ 274,186
                                                                 =========    =========     =========    =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
       Accounts payable                                          $       -    $  25,366     $   9,499    $       -     $  34,865
       Accrued liabilities                                           1,310       15,070         1,718            -        18,098
       Intercompany payable                                              -       24,516             -      (24,516)            -
       Current deferred income tax liability                             -            -             3           (3)            -
       Current portion of long-term debt and capitalized                 -
             lease obligations                                           -        4,245           792            -         5,037
                                                                 ---------    ---------     ---------    ---------     ---------

             Total current liabilities                               1,310       69,197        12,012      (24,519)       58,000
                                                                 ---------    ---------     ---------    ---------     ---------

LONG-TERM DEBT, net of current portion                             160,805       39,456         5,165            -       205,426
                                                                 ---------    ---------     ---------    ---------     ---------
CAPITAL LEASE OBLIGATIONS, net of current portion                        -        2,447             -            -         2,447
                                                                 ---------    ---------     ---------    ---------     ---------
INTERCOMPANY PAYABLE                                                     -            -        35,155      (35,155)            -
                                                                 ---------    ---------     ---------    ---------     ---------
DEFERRED INCOME TAX LIABILITY                                            -       10,072           (23)      (3,985)        6,064
                                                                 ---------    ---------     ---------    ---------     ---------
OTHER NON CURRENT LIABILITIES                                            -        2,132             -                      2,132
                                                                 ---------    ---------     ---------    ---------     ---------
COMMITMENTS AND CONTINGENCIES                                            -            -             -            -             -
STOCKHOLDERS' EQUITY:
       Voting and nonvoting common stock                                 1            4            23          (27)            1
       Additional paid-in capital                                    9,164       97,634        22,590     (110,001)       19,387
       Retained earnings (deficit)                                 (46,287)      25,745        11,225            7        (9,310)
       Cumulative translation adjustment                                 -       (7,983)       (1,958)         (20)       (9,961)
                                                                 ---------    ---------     ---------    ---------     ---------

             Total stockholders' equity                            (37,122)     115,400        31,880     (110,041)          117
                                                                 ---------    ---------     ---------    ---------     ---------

             Total liabilities and stockholders' equity          $ 124,993    $ 238,704     $  84,189    $(173,700)    $ 274,186
                                                                 =========    =========     =========    =========     =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    For the three months ended June 29, 2001
                                 (In thousands)

                                                                  Holding    Guarantor    Non-Guarantor
                                                                  Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                 ---------  ------------  ------------- ------------  ------------
NET SALES                                                        $       -    $  61,157     $  30,180    $  (2,100)    $  89,237

COST OF GOODS SOLD                                                       -       46,134        22,619       (2,100)       66,653
                                                                 ---------    ---------     ---------    ---------     ---------

GROSS PROFIT                                                             -       15,023         7,561            -        22,584

OPERATING EXPENSES:
        Distribution                                                     -        4,253         1,939            -         6,192
        Selling, general and administrative                              2        6,676         2,533            -         9,211
                                                                 ---------    ---------     ---------    ---------     ---------

INCOME FROM CONTINUING OPERATIONS                                       (2)       4,094         3,089            -         7,181

OTHER EXPENSE:
        Interest, net                                                1,237        3,316         1,043            -         5,596
        Other, net                                                       9            5           305            -           319
                                                                 ---------    ---------     ---------    ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES
        AND DISCONTINUED OPERATIONS                                 (1,248)         773         1,741            -         1,266

PROVISION FOR INCOME TAXES:
        Current                                                          -           48             9            -            57
        Deferred                                                         -          400             -            -           400
                                                                 ---------    ---------     ---------    ---------     ---------
                                                                         -          448             9            -           457
                                                                 ---------    ---------     ---------    ---------     ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                        (1,248)         325         1,732            -           809

LOSS FROM DISCONTINUED OPERATIONS, net of tax                          125            -             -            -           125
                                                                 ---------    ---------     ---------    ---------     ---------

NET INCOME (LOSS)                                                $  (1,373)   $     325     $   1,732    $       -     $     684
                                                                 =========    =========     =========    =========     =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     For the six months ended June 29, 2001
                                 (In thousands)

                                                                  Holding    Guarantor    Non-Guarantor
                                                                  Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                 ---------  ------------  ------------- ------------  ------------
NET SALES                                                        $       -    $ 117,197      $ 56,938    $  (5,532)    $ 168,603

COST OF GOODS SOLD                                                       -       90,776        44,207       (5,532)      129,451
                                                                 ---------    ---------      --------    ---------     ---------

GROSS PROFIT                                                             -       26,421        12,731            -        39,152

OPERATING EXPENSES:
        Distribution                                                     -        8,352         3,633            -        11,985
        Selling, general and administrative                              2       13,543         5,152            -        18,697
                                                                 ---------    ---------      --------    ---------     ---------
INCOME FROM CONTINUING OPERATIONS                                       (2)       4,526         3,946            -         8,470

OTHER EXPENSE:
        Interest, net                                                1,237        7,480         2,264            -        10,981
        Other, net                                                       9         (224)          860            -           645
                                                                 ---------    ---------      --------    ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES
        AND DISCONTINUED OPERATIONS                                 (1,248)      (2,730)          822            -        (3,156)

PROVISION (BENEFIT) FOR INCOME TAXES:
        Current                                                          -         (138)           18            -          (120)
        Deferred                                                         -       (1,015)            -            -        (1,015)
                                                                 ---------    ---------      --------    ---------     ---------
                                                                         -       (1,153)           18            -        (1,135)
                                                                 ---------    ---------      --------    ---------     ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, net of tax            (1,248)      (1,577)          804            -        (2,021)
                                                                 ---------    ---------      --------    ---------     ---------

LOSS FROM DISCONTINUED OPERATIONS                                      125            -             -            -           125

NET INCOME (LOSS)                                                $  (1,373)   $  (1,577)     $    804    $       -     $  (2,146)
                                                                 =========    =========      ========    =========     =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 29, 2001
                                 (In thousands)

                                                                  Holding    Guarantor    Non-Guarantor
                                                                  Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                 ---------  ------------  ------------- ------------  ------------
Net cash used in operating activities                            $  (2,549)   $  (2,820)     $   (332)   $       -     $  (5,701)

Cash flows from investing activities:
        Capital expenditures                                             -       (3,998)       (4,384)           -        (8,382)
        Change in other assets                                         507         (773)         (989)           -        (1,255)
                                                                 ---------    ---------      --------    ---------     ---------

Net cash provided by (used in) investing activities                    507       (4,771)       (5,373)           -        (9,637)
                                                                 ---------    ---------      --------    ---------     ---------
Cash flows from financing activities:
        Net borrowings on bank financed debt and
          unsecured notes payable                                        -        8,548         5,797            -        14,345
        Net payments on capital lease obligations                        -         (455)         (120)           -          (575)
        Change in intercompany, net                                  2,042       (1,117)         (925)           -             -
                                                                 ---------    ---------      --------    ---------     ---------

Net cash provided by financing activities                            2,042        6,976         4,752            -        13,770
                                                                 ---------    ---------      --------    ---------     ---------

Effect of exchange rate changes on cash                                  -         (197)         (689)           -          (886)
                                                                 ---------    ---------      --------    ---------     ---------

Net decrease in cash                                                     -         (812)       (1,642)           -        (2,454)

Cash, beginning of period                                                -          894         2,832            -         3,726
                                                                 ---------    ---------      --------    ---------     ---------

Cash, end of period                                              $       -    $      82      $  1,190    $       -     $   1,272
                                                                 =========    =========      ========    =========     =========

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

Results of Operations

CONSOLIDATED

                                   Three Months Ended             Six Months Ended
                               ---------------------------   ---------------------------
                                 June 28,       June 29,       June 28,       June 29,
(Millions of dollars)              2002           2001           2002           2001
----------------------------------------------------------------------------------------
Net sales                        $  87.3        $  89.2        $ 160.6        $ 168.6
----------------------------------------------------------------------------------------
Gross profit                        24.5           22.6           44.0           39.2
----------------------------------------------------------------------------------------
Operating expenses                  16.2           15.4           30.5           30.7
----------------------------------------------------------------------------------------
Income from operations               8.3            7.2           13.5            8.5
----------------------------------------------------------------------------------------

     Net sales for the three months ended June 28, 2002 were $87.3 million, a decrease of $1.9 million from the three months ended June 29, 2001. Excluding the impact of the divested European insulation operations, which were sold in December 2001, net sales increased by $6.0 million. This increase was primarily caused by higher sales volumes throughout the specialty chemicals operations.

     Gross profit for the three months ended June 28, 2002 increased by $1.9 million to $24.5 million or 28.1% of net sales from $22.6 million or 25.3% of net sales for the comparable period in 2001. Excluding the impact of the European insulation operations, gross profit for the three months ended June 28, 2002 increased by $5.6 million or 29.6%. This increase was primarily caused by higher selling prices in the food packaging operations and increased sales volumes throughout the specialty chemicals segment, combined with reductions in energy-related costs, increased manufacturing efficiencies and implemented cost containment initiatives throughout the Company.

      Operating expenses for the three months ended June 28, 2002 increased to $16.2 million from $15.4 million for the comparable period in 2001. This increase was primarily due to higher selling costs at the Company's domestic food packaging operations and higher insurance and personnel costs at the Company's corporate offices.

     For the reasons described above, income from operations increased by $1.1 million to $8.3 million for the three months ended June 28, 2002. Excluding the results of the divested European insulation operations, income from operations increased by $2.6 million or 45.6% to $8.3 million for the three months ended June 28, 2002 from $5.7 million for the similar period in the prior year.

     Net sales for the six months ended June 28, 2002 were $160.6 million, a decrease of $8.0 million from the comparable period in the prior year. Excluding the impact of the divested European insulation operations, net sales increased $4.4 million. This increase was primarily due to higher sales volumes throughout the specialty chemicals segment, as mentioned above, partially offset by lower EPS selling prices, resulting from reduced raw material costs during the first quarter of 2002.

     Gross profit for the six months ended June 28, 2002 increased by $4.8 million to $44.0 million or 27.4% of net sales from $39.2 million or 23.3% of net sales for the same period in 2001. Excluding the impact of the divested European insulation operations, gross profit increased by $10.9 million to $44.0 million for the six months ended June 28, 2002 from $33.1 million for the comparable period in the prior year. This increase was primarily caused by higher sales volumes in the Company's specialty chemicals operations, as described above, as well as higher selling prices, lower energy-related costs and improved manufacturing efficiencies in the domestic food packaging operations.

     Operating expenses decreased by $0.2 million to $30.5 million for the six months ended June 28, 2002 from the same period in 2001. Excluding the impact of the European insulation operations, operating expenses increased $3.9 million over the six-month period ended June 29, 2001. This increase was primarily due to higher selling costs at the Company's domestic food packaging operations and higher insurance and personnel costs at the Company's corporate offices.

     For the reasons described above, income from operations increased by $5.0 million to $13.5 million for the six months ended June 28, 2002. Excluding the results of the divested European insulation operations, income from operations for the six months ended June 28, 2002 increased by $6.9 million or 104.5% to $13.5 million from $6.6 million for the similar period in the prior year.

SEGMENT ANALYSIS

Packaging & Insulation

                                    Three Months Ended                 Six Months Ended
                              ------------------------------   -----------------------------
                                 June 28,        June 29,        June 28,        June 29,
(Millions of dollars)              2002            2001            2002            2001
--------------------------------------------------------------------------------------------
Net sales                         $  52.2        $  65.0         $ 101.3         $ 121.4
--------------------------------------------------------------------------------------------
Gross profit                         17.5           18.2            34.0            31.4
--------------------------------------------------------------------------------------------
Operating expenses                    9.6           10.6            17.9            20.3
--------------------------------------------------------------------------------------------
Income from operations                7.9            7.6            16.1            11.1
--------------------------------------------------------------------------------------------

      Net sales in the packaging and insulation business segment decreased by $12.8 million to $52.2 million for the three months ended June 28, 2002. Excluding the impact of the European insulation operations, net sales decreased by $1.4 million. This decrease was caused by lower sales volumes at the Company's domestic packaging operations, partially offset by increased selling prices.

     Excluding the impact of the European insulation operations, gross profit for the three months ended June 28, 2002 increased by $3.0 million to $17.5 million or 33.5% of net sales from $14.5 million or 27.1% of net sales for the similar period in the prior year. This increase was caused by higher selling prices, a reduction in energy-related costs, increased manufacturing efficiencies and cost containment initiatives implemented during the first quarter of 2002.

     Operating expenses decreased to $9.6 million for the three months ended June 28, 2002 from $10.6 million for the comparable period in 2001. Excluding the impact of the European insulation operations, operating expenses increased by $1.2 million, primarily as a result of increased selling costs in the domestic operations.

     For the reasons described above, income from operations increased by $0.3 million to $7.9 million for the three months ended June 28, 2002. Excluding the results of the European insulation operations, income from operations increased by $1.8 million or 29.5% to $7.9 million for the three months ended June 28, 2002 from $6.1 million for the same period in 2001.

     Net sales for the six months ended June 28, 2002 were $101.3 million. Excluding the impact of the European insulation operations, net sales decreased $0.1 million. This decrease over the six-month period ended June 29, 2001 was primarily due to lower sales volumes at the Company's domestic packaging operations, almost entirely offset by higher selling prices.

     Gross profit increased by $2.6 million to $34.0 million for the six months ended June 28, 2002 from $31.4 million for the same six-month period in 2001. Excluding the impact of the European insulation operations, gross profit increased by $8.6 million to $34.0 million or 33.6% of net sales for the six months ended June 28, 2002 from $25.4 million or 25.0% of net sales for the comparable period in the prior year. This increase was primarily caused by higher selling prices and lower energy and raw material costs, as well as from improved manufacturing efficiencies resulting from engineering projects and technology upgrades.

     Operating expenses decreased to $17.9 million for the six months ended June 28, 2002 from $20.3 million for the same period in the prior year. Excluding the impact of the European insulation operations, operating expenses increased by $1.8 million, primarily as a result of increased selling costs.

     For the reasons described above, income from operations increased by $5.0 million to $16.1 million for the six months ended June 28, 2002 versus the same period in 2001. Excluding the results of the European insulation operations, income from operations for the six months ended June 28, 2002 increased by $6.9 million or 75.0% to $16.1 million from $9.2 million for the comparable period in the prior year.

Specialty Chemicals

                                   Three Months Ended              Six Months Ended
                              ----------------------------  -------------------------------
                                 June 28,      June 29,        June 28,        June 29,
(Millions of dollars)              2002          2001            2002            2001
-------------------------------------------------------------------------------------------
Net sales                        $  37.1       $  29.2         $  63.3         $  59.1
-------------------------------------------------------------------------------------------
Gross profit                         6.6           4.4             9.0             7.3
-------------------------------------------------------------------------------------------
Operating expenses                   4.0           3.2             7.4             7.1
-------------------------------------------------------------------------------------------
Income from operations               2.6           1.2             1.6             0.2
-------------------------------------------------------------------------------------------

     Net sales for the second quarter of fiscal 2002 increased to $37.1 million from $29.2 million for the same period in 2001. This $7.9 million increase was primarily caused by increased sales volumes experienced throughout the entire segment, partially offset by lower EPS selling prices. Net sales for the three months ended June 28, 2002 and June 29, 2001 included sales to the packaging and insulation segment of $2.4 million and

$5.5 million, respectively. Excluding the impact of the divested European insulation operations, net sales to the packaging and insulation segment were $2.0 million for the three-month period ended June 29, 2001.

     Gross profit increased from $4.4 million or 15.1% of net sales to $6.6 million or 17.8% of net sales for the three months ended June 28, 2002. This increase was primarily caused by higher sales volumes and manufacturing efficiencies, partially offset by increased raw material costs and decreased EPS selling prices, as described above.

     Operating expenses as a percentage of net sales decreased to 10.8% for the three-month period ended June 28, 2002 from 11.0% for the same period in the prior year, due primarily to decreases in distribution resulting from lower transportation costs. For the reasons described above, income from operations increased $1.4 million or 116.7% to $2.6 million for the three months ended June 28, 2002.

     For the six months ended June 28, 2002 net sales increased by $4.2 million to $63.3 million. This increase was primarily due to higher sales volumes, partially offset by lower EPS selling prices, resulting from reduced raw material costs versus the comparable period in the prior year. Net sales for the six months ended June 28, 2002 and June 29, 2001 included sales to the packaging and insulation segment of $4.9 million and $13.1 million, respectively. Excluding the impact of the divested European insulation operations, net sales to the packaging and insulation segment would have been $5.4 million for the six month period ended June 29, 2001.

     Gross profit increased by $1.7 million to $9.0 million for the six months ended June 28, 2002 from $7.3 million for the same period in 2001. As a percentage of net sales, gross profit increased to 14.2% for the six months ended June 28, 2002 from 12.4% for the similar period for 2001. As described above, higher sales volumes, reduced raw material costs and improved manufacturing efficiencies were partially offset by lower EPS selling prices.

     Operating expenses as a percentage of net sales decreased to 11.7% for the six months ended June 28, 2002 from 12.0% for the same period in 2001. This decrease was primarily caused by reduced distribution costs resulting from lower transportation costs. For the reasons described above, income from operations increased $1.4 million to $1.6 million for the six months ended June 28, 2002 compared to the same period in 2001.

Corporate & Other

     For the three months and six months ended June 28, 2002, corporate operating expenses increased by $1.5 million and $2.2 million, respectively, over the same period in 2001. This increase was primarily due to higher insurance and personnel costs.

Interest Expense

                               Three Months Ended          Six Months Ended
                          ---------------------------  -------------------------
                            June 28,       June 29,      June 28,       June 29,
(Millions of dollars)         2002           2001          2002           2001
--------------------------------------------------------------------------------
Interest expense            $   5.1        $   5.6       $  10.1        $  11.0
--------------------------------------------------------------------------------

     Interest expense for the three months and six months ended June 28, 2002 decreased by $0.5 million and $0.9 million, respectively, from the same periods in the prior year. This decrease was caused by a reduction in long-term debt resulting from the sale of the European insulation operations in December 2001 combined with lower interest rates on the Company's revolving credit facilities.

Income Taxes

                                    Three Months Ended          Six Months Ended
                               ---------------------------  -------------------------
                                 June 28,       June 29,      June 28,       June 29,
(Millions of dollars)              2002           2001          2002           2001
-------------------------------------------------------------------------------------
Income tax expense (benefit)     $   1.1        $   0.5       $   1.1        $  (1.1)
-------------------------------------------------------------------------------------

     The effective tax rate for the three months and six months ended June 28, 2002 increased to 38.0% of pre-tax income from 36.1% of pre-tax income for the comparable periods in 2001. The higher effective tax rate in 2002 was primarily due to a higher proportion of total taxable income in the United States and Canada. As of June 28, 2002, the Company had approximately $66.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

Liquidity and Capital Resources

     During the six months ended June 28, 2002, the Company generated after-tax cash flow of $11.5 million. Combined with a $2.2 million reduction in cash and $7.7 million of net borrowings on bank financed debt and capital lease obligations, after-tax cash flow was used to fund capital expenditures of $4.0 million and a $14.6 million investment in working capital.

     As of June 28, 2002, the Company had $32.7 million outstanding under its credit facilities. Including cash on hand, the Company had $7.3 million of availability under these facilities as of June 28, 2002. The principal uses of cash for the near term will be working capital requirements, capital expenditures and debt service.

     As a holding company, Radnor Holdings Corporation is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations under applicable state law and the Company's credit agreements, Radnor Holdings Corporation is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Management believes that cash generated from operations, together with available borrowings under the revolving credit facilities, will be sufficient to meet the Company's expected operating needs and planned capital expenditures, as well as debt service requirements through December 1, 2003. In addition, the Company is evaluating various refinancing options with respect to its Series A and Series B notes due December 1, 2003.

Other Financial Data

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

            99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code


     (b)    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K under Item 4 on June 27, 2002 relating to the change in Radnor's certifying accountant to KPMG LLP from Arthur Andersen LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RADNOR HOLDINGS CORPORATION


                                           By: /s/ Michael V. Valenza
                                               --------------------------
Date:  August 9, 2002                          Michael V. Valenza
                                               Senior Vice President-Finance and
                                               Chief Financial Officer