Form 10-Q
period 2002-09-27
RADNOR HOLDINGS CORP
filed 2002-11-12
CIK 1029893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                               September 27, 2002

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the transition period from _____ to ______

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

                                 Yes [X] No [_]

     The number of shares outstanding of the Registrant's common stock as of
                               November 12, 2002:


                                                               Number
                               Class                         of Shares
           -----------------------------------------------  ----------

           Voting Common Stock; $.10 par value                   600
           Nonvoting Common Stock; $.10 par value                245
           Class B Nonvoting Common Stock; $.01 par value      5,400


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                                     September 27,   December 28,
                                                                         2002             2001
                                                                     ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
       Cash                                                           $     921        $   4,304
       Accounts receivable, net                                          42,509           33,044
       Inventories, net                                                  38,660           30,939
       Prepaid expenses and other current assets                         10,378            9,908
       Deferred income tax asset                                          2,125            2,123
                                                                      ---------        ---------
             Total current assets                                        94,593           80,318
                                                                      ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:                                 243,243          232,586
LESS - ACCUMULATED DEPRECIATION                                         (69,512)         (58,102)
                                                                      ---------        ---------
NET PROPERTY, PLANT AND EQUIPMENT                                       173,731          174,484
                                                                      ---------        ---------

OTHER NON-CURRENT ASSETS                                                 21,073           19,384
                                                                      ---------        ---------

             Total assets                                             $ 289,397        $ 274,186
                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
       Accounts payable                                               $  34,760        $  34,865
       Accrued liabilities and other current liabilities                 20,317           18,098
       Short-term borrowings                                              2,929                -
       Current portion of long-term debt                                  4,214            3,987
       Current portion of capitalized lease obligations                   1,059            1,050
                                                                      ---------        ---------
             Total current liabilities                                   63,279           58,000
                                                                      ---------        ---------

LONG-TERM DEBT, net of current portion                                  209,632          205,426
                                                                      ---------        ---------
CAPITALIZED LEASE OBLIGATIONS, net of current portion                     1,688            2,447
                                                                      ---------        ---------
DEFERRED INCOME TAX LIABILITY                                             7,175            6,064
                                                                      ---------        ---------
OTHER NON-CURRENT LIABILITIES                                             2,146            2,132
                                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES                                                 -                -
STOCKHOLDERS' EQUITY:
       Voting and nonvoting common stock, 22,700 shares authorized,
             6,245 shares issued and outstanding                              1                1
       Additional paid-in capital                                        19,387           19,387
       Retained deficit                                                  (7,285)          (9,310)
       Cumulative translation adjustment                                 (6,626)          (9,961)
                                                                      ---------        ---------
             Total stockholders' equity                                   5,477              117
                                                                      ---------        ---------

             Total liabilities and stockholders' equity               $ 289,397        $ 274,186
                                                                      =========        =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)



                                                      For the three months ended    For the nine months ended
                                                  -------------------------------  ----------------------------
                                                  September 27,     September 28,   September 27, September 28,
                                                      2002              2001           2002            2001
                                                  -------------     -------------   ------------- -------------
NET SALES                                            $  88,413        $  81,531        $ 249,046      $ 250,134

COST OF GOODS SOLD                                      65,968           55,780          182,646        185,231
                                                     ---------        ---------        ---------      ---------

GROSS PROFIT                                            22,445           25,751           66,400         64,903

OPERATING EXPENSES:
       Distribution                                      5,927            7,233           16,867         19,218
       Selling, general and administrative               9,535           11,154           29,072         29,851
                                                     ---------        ---------        ---------      ---------

INCOME FROM CONTINUING OPERATIONS                        6,983            7,364           20,461         15,834

OTHER EXPENSE:
       Interest, net                                     6,133            5,524           16,229         16,505
       Other, net                                          482              813              985          1,458
                                                     ---------        ---------        ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
       ITEM AND DISCONTINUED OPERATIONS                    368            1,027            3,247         (2,129)

PROVISION (BENEFIT) FOR INCOME TAXES:
       Current                                              15               35              130            (85)
       Deferred                                            125              334            1,104           (681)
                                                     ---------        ---------        ---------      ---------
                                                           140              369            1,234           (766)
                                                     ---------        ---------        ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
       DISCONTINUED OPERATIONS                             228              658            2,013         (1,363)

EXTRAORDINARY GAIN, net of tax                               -                -               60              -

LOSS FROM DISCONTINUED OPERATIONS, net of tax                -              (40)             (48)          (165)
                                                     ---------        ---------        ---------      ---------

NET INCOME (LOSS)                                    $     228        $     618        $   2,025      $  (1,528)
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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                           For the nine months ended
                                                                                    ---------------------------------------
                                                                                       September 27,         September 28,
                                                                                           2002                  2001
                                                                                    ------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $            2,025     $         (1,528)
   Adjustments to reconcile net income (loss) to cash
      used in operating activities-
         Depreciation and amortization                                                          13,112               14,376
         Deferred income taxes                                                                   1,104                 (681)
         Extraordinary gain                                                                        (60)                   -
         Loss from discontinued operations                                                          48                  165
         Changes in operating assets and liabilities, net of
            disposition of businesses-
               Accounts receivable, net                                                         (8,119)                  89
               Inventories, net                                                                 (7,151)              (7,832)
               Prepaid expenses and other current assets                                        (1,491)                 395
               Accounts payable                                                                 (1,981)              (8,550)
               Accrued liabilities and other current liabilities                                 2,167                3,381
                                                                                    ------------------     ----------------

                  Net cash used in continuing operations                                          (346)                (185)

                  Net cash used in discontinued operations                                        (130)                 (15)
                                                                                    ------------------     ----------------

                  Net cash used in operating activities                                           (476)                (200)
                                                                                    ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (7,071)             (10,539)
   Increase in other assets                                                                     (2,408)              (1,865)
                                                                                    ------------------     ----------------

                  Net cash used in investing activities                                         (9,479)             (12,404)
                                                                                    ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank financed debt and
      unsecured notes payable                                                                    7,191               13,618
   Net payments on capitalized lease obligations                                                  (750)                (868)
                                                                                    ------------------     ----------------

                  Net cash provided by financing activities                                      6,441               12,750
                                                                                    ------------------     ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            131                 (164)
                                                                                    ------------------     ----------------

NET DECREASE IN CASH                                                                            (3,383)                 (18)

CASH, beginning of period                                                                        4,304                3,726
                                                                                    ------------------     ----------------

CASH, end of period                                                                 $              921     $          3,708
                                                                                    ==================     ================

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                                    $           10,217     $         10,747
                                                                                    ==================     ================

   Income taxes paid                                                                $              257     $             33
                                                                                    ==================     ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY OPERATING SEGMENTS
                                   (Unaudited)
                                 (In thousands)

                                                           For the three months ended           For the nine months ended
                                                      -----------------------------------   ------------------------------------
                                                       September 27,       September 28,     September 27,       September 28,
                                                           2002                2001              2002                2001
                                                      ----------------    ---------------   ----------------   -----------------
Sales to Unaffiliated Customers:
   Packaging and Insulation                           $         51,154    $        60,227   $        152,467   $         181,766
   Specialty Chemicals                                          39,108             28,670            102,412              87,786
   Corporate and Other                                             480                563              1,424               1,732
   Transfers Between Operating Segments/(1)/                    (2,329)            (7,929)            (7,257)            (21,150)
                                                      ----------------    ---------------   ----------------   -----------------
               Consolidated                           $         88,413    $        81,531   $        249,046   $         250,134
                                                      ----------------    ---------------   ----------------   -----------------

Income (Loss) from Continuing Operations:
   Packaging and Insulation                           $          6,557    $         8,751   $         22,680   $          19,878
   Specialty Chemicals                                           2,684                254              4,237                 115
   Corporate and Other                                          (2,258)            (1,641)            (6,456)             (4,159)
                                                      ----------------    ---------------   ----------------   -----------------
               Consolidated                           $          6,983    $         7,364   $         20,461   $          15,834
                                                      ----------------    ---------------   ----------------   -----------------

Income (Loss) before Income Taxes, Extraordinary
  Item and Discontinued Operations:
   Packaging and Insulation                           $          3,480    $         5,045   $         13,774   $           9,523
   Specialty Chemicals                                             231             (1,721)            (1,204)             (6,456)
   Corporate and Other                                          (3,343)            (2,297)            (9,323)             (5,196)
                                                      ----------------    ---------------   ----------------   -----------------
               Consolidated                           $            368    $         1,027   $          3,247   $          (2,129)
                                                      ----------------    ---------------   ----------------   -----------------

/(1)/ Transfers between operating segments reflect the sale of expandable polystyrene ("EPS") bead from the specialty chemicals operating segment to the packaging and insulation operating segment. Excluding the impact of the European insulation operations, which were divested on December 12, 2001, transfers between operating segments would have been $2.7 million and $8.2 million for the three and nine months ended September 28, 2001, respectively.

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          SUMMARY BY GEOGRAPHIC REGIONS
                                   (Unaudited)
                                 (In thousands)

                                                           For the three months ended           For the nine months ended
                                                       ---------------------------------     ----------------------------------
                                                       September 27,       September 28,     September 27,       September 28,
                                                           2002                2001              2002                2001
                                                       -------------       -------------     -------------       -------------
Net Sales to Unaffiliated Customers:
   United States                                       $      60,925       $      56,170     $     177,515       $     172,784
   Canada                                                      7,997               6,516            23,783              21,017
   Europe                                                     21,773              21,545            55,005              64,565
   Transfers Between Geographic Regions /(1)/                 (2,282)             (2,700)           (7,257)             (8,232)
                                                       -------------       -------------     -------------       -------------
               Consolidated                            $      88,413       $      81,531     $     249,046       $     250,134
                                                       -------------       -------------     -------------       -------------

Income from Continuing Operations:
   United States                                       $       4,461       $       5,218     $      13,341       $      10,817
   Canada                                                        800               1,269             3,725               2,985
   Europe                                                      1,722                 877             3,395               2,032
                                                       -------------       -------------     -------------       -------------
               Consolidated                            $       6,983       $       7,364     $      20,461       $      15,834
                                                       -------------       -------------     -------------       -------------

Income (Loss) before Income Taxes, Extraordinary
  Item and Discontinued Operations:
   United States                                       $        (417)      $         402     $        (553)      $      (2,517)
   Canada                                                        499                 923             2,659               1,974
   Europe                                                        286                (298)            1,141              (1,586)
                                                       -------------       -------------     -------------       -------------
               Consolidated                            $         368       $       1,027     $       3,247       $      (2,129)
                                                       -------------       -------------     -------------       -------------

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

(4)  INVENTORIES

     The components of inventories were as follows (in thousands):

                                        September 27,       December 28,
                                            2002                2001
                                        -------------       ------------
     Raw Materials                        $   9,626          $   6,813
     Work in Process                          1,902              1,290
     Finished Goods                          27,132             22,836
                                          ---------          ---------
                                          $  38,660          $  30,939
                                          =========          =========

(5)  INTEREST EXPENSE

     Included in interest expense was $375,000 of amortization of deferred financing costs for the three months ended September 27, 2002 and September 28, 2001, and $1,124,000 of amortization of deferred financing costs for the nine months ended September 27, 2002 and September 28, 2001. Premium amortization related to the issuance of the Company's 10% Series B Senior Notes due 2003 of $105,000 for the three months ended September 27, 2002 and September 28, 2001, and $315,000 and $285,000 for the nine months ended September 27, 2002 and September 28, 2001, respectively, was also included in interest expense.

(6)  COMPREHENSIVE INCOME

     Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):

                                                          Three Months Ended                   Nine Months Ended
                                                   ---------------------------------     -------------------------------
                                                     September 27,     September 28,     September 27,    September 28,
                                                         2002              2001              2002             2001
                                                   ---------------    --------------     --------------   --------------
     Net Income (Loss)                                      $  228         $     618            $ 2,025         $ (1,528)
     Foreign Currency Translation Adjustment                  (297)            2,694              3,335           (1,987)
                                                   ---------------    --------------     --------------   --------------
               Comprehensive Income (Loss)                  $  (69)        $   3,312            $ 5,360         $ (3,515)
                                                   ===============    ==============     ==============   ==============

(7)  NEW ACCOUNTING STANDARDS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. Upon adoption, the Company will reclassify debt extinguishments previously recorded as extraordinary items into operating income. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted.

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

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                            As of September 27, 2002
                      (In thousands, except share amounts)


                                                             Holding     Guarantor    Non-Gurantor
                                                             Company   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                           ----------  ------------   ------------   ------------   ------------
                        ASSETS
                        ------

CURRENT ASSETS:
        Cash                                                $       -     $    295    $     626      $       -      $     921
        Accounts receivable, net                                    -       23,923       23,692         (5,106)        42,509
        Inventories, net                                            -       28,711        9,949              -         38,660
        Intercompany receivable                                     -            -       15,643        (15,643)             -
        Prepaid expenses and other current assets                 148        9,485          803            (58)        10,378
        Deferred income tax asset                                   -        1,991          134              -          2,125
                                                            ---------    ---------    ---------      ---------      ---------

               Total current assets                               148       64,405       50,847        (20,807)        94,593
                                                            ---------    ---------    ---------      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, at cost:                             -      196,716       46,527              -        243,243
LESS - ACCUMULATED DEPRECIATION                                     -      (57,242)     (12,270)             -        (69,512)
                                                            ---------    ---------    ---------      ---------      ---------

NET PROPERTY, PLANT AND EQUIPMENT                                   -      139,474       34,257              -        173,731
                                                            ---------    ---------    ---------      ---------      ---------

INTERCOMPANY RECEIVABLE                                        30,646          909            -        (31,555)             -
INVESTMENT IN SUBSIDIARIES                                    106,153       25,078            -       (131,231)             -
OTHER NON-CURRENT ASSETS                                        2,155        7,082       11,836              -         21,073
                                                            ---------    ---------    ---------      ---------      ---------


               Total assets                                 $ 139,102    $ 236,948    $  96,940      $(183,593)     $ 289,397
                                                            =========    =========    =========      =========      =========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                    $       -    $  24,787    $  10,287      $    (314)     $  34,760
        Accrued liabilities and other current liabilities       5,118       12,717        2,539            (57)        20,317
        Intercompany payable                                        -       19,986            -        (19,986)             -
        Short-term borrowings                                       -            -        2,929              -          2,929
        Current portion of long-term debt and capitalized
               lease obligations                                    -        4,428          845              -          5,273
                                                            ---------    ---------    ---------      ---------      ---------

               Total current liabilities                        5,118       61,918       16,600        (20,357)        63,279
                                                            ---------    ---------    ---------      ---------      ---------

LONG-TERM DEBT, net of current portion                        159,990       60,260        5,942        (16,560)       209,632
                                                            ---------    ---------    ---------      ---------      ---------
CAPITALIZED LEASE OBLIGATIONS, net of current portion               -        1,688            -              -          1,688
                                                            ---------    ---------    ---------      ---------      ---------
INTERCOMPANY PAYABLE                                           18,663            -       17,693        (36,356)             -
                                                            ---------    ---------    ---------      ---------      ---------
DEFERRED INCOME TAX LIABILITY                                  (3,979)      11,177          (23)             -          7,175
                                                            ---------    ---------    ---------      ---------      ---------
OTHER NON-CURRENT LIABILITIES                                       -        2,146            -              -          2,146
                                                            ---------    ---------    ---------      ---------      ---------

COMMITMENTS AND CONTINGENCIES                                       -            -            -              -              -
STOCKHOLDERS' EQUITY:
        Voting and nonvoting common stock                           1            4           22            (26)             1
        Additional paid-in capital                              9,164       97,634       22,590       (110,001)        19,387
        Retained earnings (deficit)                           (49,855)       8,784       34,079           (293)        (7,285)
        Cumulative translation adjustment                           -       (6,663)          37              -         (6,626)
                                                            ---------    ---------    ---------      ---------      ---------

               Total stockholders' equity (deficit)           (40,690)      99,759       56,728       (110,320)         5,477
                                                            ---------    ---------    ---------      ---------      ---------

               Total liabilities and stockholders' equity   $ 139,102    $ 236,948    $  96,940      $(183,593)     $ 289,397
                                                            =========    =========    =========      =========      =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three months ended September 27, 2002
                                 (In thousands)

                                                    Holding     Guarantor   Non-Guarantor
                                                    Company   Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                   --------   ------------  ------------- ------------ ------------
NET SALES                                          $      -     $ 61,345      $ 29,350     $ (2,282)       $ 88,413

COST OF GOODS SOLD                                        -       44,395        23,855       (2,282)         65,968
                                                   --------     --------      --------     --------        --------

GROSS PROFIT                                              -       16,950         5,495            -          22,445

OPERATING EXPENSES:
         Distribution                                     -        4,457         1,470            -           5,927
         Selling, general and administrative              -        9,386           149            -           9,535
                                                   --------     --------      --------     --------        --------

INCOME FROM CONTINUING OPERATIONS                         -        3,107         3,876            -           6,983

OTHER EXPENSE:
         Interest, net                                1,140        2,786         2,207            -           6,133
         Other, net                                       -          (18)          500            -             482
                                                   --------     --------      --------     --------        --------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
         ITEM AND DISCONTINUED OPERATIONS            (1,140)         339         1,169            -             368

PROVISION (BENEFIT) FOR INCOME TAXES:
         Current                                          -         (252)          267            -              15
         Deferred                                         -          125             -            -             125
                                                   --------     --------      --------     --------        --------
                                                          -         (127)          267            -             140
                                                   --------     --------      --------     --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
         DISCONTINUED OPERATIONS                     (1,140)         466           902            -             228

EXTRAORDINARY GAIN, net of tax                            -            -             -            -               -

LOSS FROM DISCONTINUED OPERATIONS, net of tax             -            -             -            -               -
                                                   --------     --------      --------     --------        --------

NET INCOME (LOSS)                                  $ (1,140)    $    466      $    902     $      -        $    228
                                                   ========     ========      ========     ========        ========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the nine months ended September 27, 2002
                                 (In thousands)

                                                           Holding       Guarantor     Non-Guarantor
                                                           Company      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                       --------------  --------------  --------------  --------------  ------------
NET SALES                                              $            -  $      178,827  $       77,476  $       (7,257) $    249,046

COST OF GOODS SOLD                                                  -         128,287          61,616          (7,257)      182,646
                                                       --------------  --------------  --------------  --------------- ------------

GROSS PROFIT                                                        -          50,540          15,860               -        66,400

OPERATING EXPENSES:
   Distribution                                                     -          12,792           4,075               -        16,867
   Selling, general and administrative                              -          26,737           2,335               -        29,072
                                                       --------------  --------------  --------------  --------------  ------------

INCOME FROM CONTINUING OPERATIONS                                   -          11,011           9,450               -        20,461

OTHER EXPENSE:
   Interest, net                                                3,580           9,673           2,976               -        16,229
   Other, net                                                       -            (306)          1,291               -           985
                                                       --------------  --------------  --------------  --------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
      ITEM AND DISCONTINUED OPERATIONS                         (3,580)          1,644           5,183               -         3,247

BENEFIT FOR INCOME TAXES:
   Current                                                          -            (137)            267               -           130
   Deferred                                                         -           1,104               -               -         1,104
                                                       --------------  --------------  --------------  --------------  ------------
                                                                    -             967             267               -         1,234
                                                       --------------  --------------  --------------  --------------  ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
      DISCONTINUED OPERATIONS                                  (3,580)            677           4,916               -         2,013

EXTRAORDINARY GAIN, net of tax                                     60               -               -               -            60

LOSS FROM DISCONTINUED OPERATIONS, net of tax                     (48)              -               -               -           (48)
                                                       --------------  --------------  --------------  --------------  ------------

NET INCOME (LOSS)                                      $       (3,568) $          677  $        4,916  $            -  $      2,025
                                                       ==============  ==============  ==============  ==============  ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATNG STATEMENTS OF CASH FLOWS
                  For the nine months ended September 27, 2002
                                 (In thousands)

                                                           Holding       Guarantor     Non-Guarantor
                                                           Company      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                       --------------  --------------  --------------  --------------  ------------
Net cash provided by (used in) operating activities:   $          164  $        2,788  $       (3,578) $          150  $       (476)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             -          (6,684)           (387)              -        (7,071)
   Decrease (Increase) other assets                               742              60          (3,210)              -        (2,408)
                                                       --------------  --------------  --------------  --------------  ------------

Net cash provided by (used in) investing activities               742          (6,624)         (3,597)              -        (9,479)
                                                       --------------  --------------  --------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on bank financed debt
      and unsecured notes payable                                (404)          4,418           3,177               -         7,191
   Net payments on capitalized lease obligations                    -            (750)              -               -          (750)
   Change in intercompany, net                                   (502)         (2,528)          3,180            (150)            -
                                                       --------------  --------------  --------------  --------------  ------------

Net cash provided by (used in) financing activities              (906)          1,140           6,357            (150)        6,441
                                                       --------------  --------------  --------------  --------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             -             (29)            160               -           131
                                                       --------------  --------------  --------------  --------------  ------------

NET DECREASE IN CASH                                                -          (2,725)           (658)              -        (3,383)

Cash, beginning of period                                           -           3,020           1,284               -         4,304
                                                       --------------  --------------  --------------  --------------  ------------

Cash, end of period                                    $            -  $          295  $          626  $            -  $        921
                                                       ==============  ==============  ==============  ==============  ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEETS
                             As of December 28, 2001
                      (In thousands, except share amounts)

                                                           Holding       Guarantor     Non-Guarantor
                                                           Company      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                       --------------  --------------  --------------  --------------  ------------
                         ASSETS
                         ------
CURRENT ASSETS:
   Cash                                                $            -  $        3,020  $        1,284  $            -  $      4,304
   Accounts receivable, net                                         -          22,524          10,520               -        33,044
   Inventories, net                                                 -          24,568           6,371               -        30,939
   Intercompany receivable                                          -               -          24,906         (24,906)            -
   Prepaid expenses and other current assets                      148           8,520           1,240               -         9,908
   Deferred income tax asset                                        -           1,994             132              (3)        2,123
                                                       --------------  --------------  --------------  --------------  ------------

      Total current assets                                        148          60,626          44,453         (24,909)       80,318
                                                       --------------  --------------  --------------  --------------  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost:                             -         190,065          42,521               -       232,586
LESS - ACCUMULATED DEPRECIATION                                     -         (48,914)         (9,188)              -       (58,102)
                                                       --------------  --------------  --------------  --------------  ------------

NET PROPERTY, PLANT AND EQUIPMENT                                   -         141,151          33,333               -       174,484
                                                       --------------  --------------  --------------  --------------  ------------

INTERCOMPANY RECEIVABLE                                        11,481           2,093               -         (13,574)            -
INVESTMENT IN SUBSIDIARIES                                    106,153          25,078               1        (131,232)            -
DEFERRED INCOME TAX ASSET                                       3,985               -               -          (3,985)            -
OTHER NON-CURRENT ASSETS                                        3,226           9,756           6,402               -        19,384
                                                       --------------  --------------  --------------  --------------  ------------

      Total assets                                     $      124,993  $      238,704  $       84,189  $     (173,700) $    274,186
                                                       ==============  ==============  ==============  ==============  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                    $            -  $       25,366  $        9,499  $            -  $     34,865
   Accrued liabilities and other current liabilities            1,310          15,070           1,718               -        18,098
   Intercompany payable                                             -          24,516               -         (24,516)            -
   Current deferred income tax liability                            -               -               3              (3)            -
   Current portion of long-term debt and capitalized
      lease obligations                                             -           4,245             792               -         5,037
                                                       --------------  --------------  --------------  --------------  ------------

      Total current liabilities                                 1,310          69,197          12,012         (24,519)       58,000
                                                       --------------  --------------  --------------  --------------  ------------

LONG-TERM DEBT, net of current portion                        160,805          39,456           5,165               -       205,426
                                                       --------------  --------------  --------------  --------------  ------------
CAPITALIZED LEASE OBLIGATIONS, net of current portion               -           2,447               -               -         2,447
                                                       --------------  --------------  --------------  --------------  ------------
INTERCOMPANY PAYABLE                                                -               -          35,155         (35,155)            -
                                                       --------------  --------------  --------------  --------------  ------------
DEFERRED INCOME TAX LIABILITY                                       -          10,072             (23)         (3,985)        6,064
                                                       --------------  --------------  --------------  --------------  ------------
OTHER NON-CURRENT LIABILITIES                                       -           2,132               -               -         2,132
                                                       --------------  --------------  --------------  --------------  ------------

COMMITMENTS AND CONTINGENCIES                                       -               -               -               -             -
STOCKHOLDERS' EQUITY:
   Voting and nonvoting common stock                                1               4              23             (27)            1
   Additional paid-in capital                                   9,164          97,634          22,590        (110,001)       19,387
   Retained earnings (deficit)                                (46,287)         25,745          11,225               7        (9,310)
   Cumulative translation adjustment                                -          (7,983)         (1,958)            (20)       (9,961)
                                                       --------------  --------------  --------------  --------------  ------------

      Total stockholders' equity (deficit)                    (37,122)        115,400          31,880        (110,041)          117
                                                       --------------  --------------  --------------  --------------  ------------

      Total liabilities and stockholders' equity       $      124,993  $      238,704  $       84,189  $     (173,700) $    274,186
                                                       ==============  ==============  ==============  ==============  ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATING STATEMENTS OF INCOME
                  For the three months ended September 28, 2001
                                 (In thousands)

                                                  Holding        Guarantor     Non-Guarantor
                                                  Company       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                -----------     ------------   -------------   ------------   ------------
NET SALES                                       $         -     $     56,602   $      27,629   $     (2,700)  $     81,531

COST OF GOODS SOLD                                        -           37,868          20,612         (2,700)        55,780
                                                -----------     ------------   -------------   ------------   ------------
GROSS PROFIT                                              -           18,734           7,017              -         25,751

OPERATING EXPENSES:
   Distribution                                           -            5,150           2,083              -          7,233
   Selling, general and administrative                    -            8,892           2,262              -         11,154
                                                -----------     ------------   -------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS                         -            4,692           2,672              -          7,364

OTHER EXPENSE:
   Interest, net                                      1,226            3,240           1,058              -          5,524
   Other, net                                             -              340             473              -            813
                                                -----------     ------------   -------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS                       (1,226)           1,112           1,141              -          1,027

PROVISION (BENEFIT) FOR INCOME TAXES:
   Current                                                -               42              (7)             -             35
   Deferred                                               -              334               -              -            334
                                                -----------     ------------   -------------   ------------   ------------
                                                          -              376              (7)             -            369
                                                -----------     ------------   -------------   ------------   ------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS         (1,226)             736           1,148              -            658

LOSS FROM DISCONTINUED OPERATIONS, net of tax           (40)               -               -              -            (40)
                                                -----------     ------------   -------------   ------------   ------------
NET INCOME (LOSS)                               $    (1,266)    $        736   $       1,148   $          -   $        618
                                                ===========     ============   =============   ============   ============

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATING STATEMENTS OF INCOME
                  For the nine months ended September 28, 2001
                                 (In thousands)

                                                 Holding       Guarantor    Non-Guarantor
                                                 Company      Subsidiaries  Subsidiaries     Eliminations  Consolidated
                                              ------------    ------------  -------------    ------------  ------------
NET SALES                                       $       -      $ 173,799      $  84,567      $  (8,232)      $ 250,134

COST OF GOODS SOLD                                      -        128,644         64,819         (8,232)        185,231
                                                ---------      ---------      ---------      ---------       ---------

GROSS PROFIT                                            -         45,155         19,748              -          64,903

OPERATING EXPENSES:
       Distribution                                     -         13,502          5,716              -          19,218
       Selling, general and administrative              2         22,435          7,414              -          29,851
                                                ---------      ---------      ---------      ---------       ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS               (2)         9,218          6,618              -          15,834

OTHER EXPENSE:
       Interest, net                                2,463         10,720          3,322              -          16,505
       Other, net                                       9            116          1,333              -           1,458
                                                ---------      ---------      ---------      ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES
       AND DISCONTINUED OPERATIONS                 (2,474)        (1,618)         1,963              -          (2,129)

PROVISION (BENEFIT) FOR INCOME TAXES:
       Current                                          -            (96)            11              -             (85)
       Deferred                                         -           (681)             -              -            (681)
                                                ---------      ---------      ---------      ---------       ---------
                                                        -           (777)            11              -            (766)
                                                ---------      ---------      ---------      ---------       ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS       (2,474)          (841)         1,952              -          (1,363)

LOSS FROM DISCONTINUED OPERATIONS, net of tax        (165)             -              -              -            (165)
                                                ---------      ---------      ---------      ---------       ---------
NET INCOME (LOSS)                               $  (2,639)     $    (841)     $   1,952      $       -       $  (1,528)
                                                =========      =========      =========      =========       =========

                  RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine months ended September 28, 2001
                                 (In thousands)

                                                         Holding    Guarantor     Non-Guarantor
                                                         Company   Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                         --------  ------------   -------------   ------------    ------------
Net cash provided by (used in) operating activities      $     82    $ (3,723)       $  3,441        $    -           $   (200)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                     -      (5,720)         (4,819)            -            (10,539)
       Decrease (Increase) in other assets                    714      (1,224)         (1,355)            -             (1,865)
                                                         --------    --------        --------        ------           --------

Net cash provided by (used in) investing activities           714      (6,944)         (6,174)            -            (12,404)
                                                         --------    --------        --------        ------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings on bank financed debt and
         unsecured notes payable                                -       7,554           6,064             -             13,618
       Net payments on capitalized lease obligations            -        (689)           (179)            -               (868)
       Change in intercompany, net                           (796)      3,681          (2,885)            -                  -
                                                         --------    --------        --------        ------           --------

Net cash provided by (used in) financing activities          (796)     10,546           3,000             -             12,750
                                                         --------    --------        --------        ------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         -         527            (691)            -               (164)
                                                         --------    --------        --------        ------           --------

NET INCREASE (DECREASE) IN CASH                                 -         406            (424)            -                (18)

Cash, beginning of period                                       -         894           2,832             -              3,726
                                                         --------    --------        --------        ------           --------

Cash, end of period                                      $      -    $  1,300        $  2,408        $    -           $  3,708
                                                         ========    ========        ========        ======           ========

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

Results of Operations

CONSOLIDATED

                                               Three Months Ended                            Nine Months Ended
                                      ---------------------------------------       --------------------------------------
                                        September 27,        September 28,            September 27,      September 28,
(Millions of dollars)                        2002                2001                     2002                2001
--------------------------------------------------------------------------------------------------------------------------
Net sales                                   $  88.4             $  81.5                $  249.0            $ 250.1
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                   22.4                25.8                    66.4               64.9
--------------------------------------------------------------------------------------------------------------------------
Operating expenses                             15.4                18.4                    45.9               49.1
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          7.0                 7.4                    20.5               15.8
--------------------------------------------------------------------------------------------------------------------------

     Net sales for the three months ended September 27, 2002 were $88.4 million, an increase of $6.9 million from the three months ended September 28, 2001. Excluding the impact of the divested European insulation operations, which were sold in December 2001, net sales increased by $11.9 million or 15.6%. This increase was caused by higher sales volumes in the North American packaging and specialty chemicals operations, as well as higher EPS selling prices at the European specialty chemicals operations.

     Gross profit for the three months ended September 27, 2002 decreased to $22.4 million from $25.8 million for the same period in 2001. Excluding the impact of the divested European insulation operations, gross profit for the three months ended September 27, 2002 increased by $0.6 million or 2.8%. This increase was primarily caused by higher EPS selling prices in the European specialty chemicals operations, as described above.

     Operating expenses for the three months ended September 27, 2002 decreased to $15.4 million or 17.4% of net sales from $18.4 million or 22.6% of net sales for the comparable period in 2001. This decrease was due primarily to lower transportation costs throughout North America.

     Income from operations decreased by $0.4 million to $7.0 million for the three months ended September 27, 2002. For the reasons described above, excluding the results of the divested European insulation operations, income from operations increased by $1.6 million or 29.6% to $7.0 million for the three months ended September 27, 2002 from $5.4 million for the comparable period in the prior year.

     Net sales for the nine months ended September 27, 2002 were $249.0 million, a decrease of $1.1 million from the comparable period in the prior year. Excluding the impact of the divested European insulation operations, net sales increased by $16.1 million or 6.9%. This increase was primarily due to higher sales volumes throughout the specialty chemicals segment combined with higher selling prices in the North American packaging and European specialty chemicals operations.

     Gross profit for the nine months ended September 27, 2002 increased by $1.5 million to $66.4 million or 26.7% of net sales from $64.9 million or 25.9% of net sales for the same period in 2001. Excluding the impact of the divested European insulation operations, gross profit increased by $11.4 million to $66.4 million for the nine months ended September 27, 2002 from $55.0 million for the comparable period in the prior year. This 20.7% increase over the prior year was primarily caused by lower energy-related costs and improved manufacturing efficiencies in the domestic food packaging operations, combined with higher sales volumes and selling prices at the Company's European specialty chemicals operations, as described above.

     Operating expenses decreased by $3.2 million to $45.9 million for the nine months ended September 27, 2002 from the same period in 2001. Excluding the impact of the divested European insulation operations, operating expenses increased $2.9 million over the nine-month period ended September 28, 2001. This increase was primarily due to higher insurance and personnel related costs at the Company's corporate office.

     For the reasons described above, income from operations increased by $4.7 million to $20.5 million for the nine-month period ended September 27, 2002. Excluding the results of the divested European insulation operations, income from operations for the nine months ended September 27, 2002 increased by $8.5 million or 70.8% to $20.5 million from $12.0 million for the similar period in the prior year.

SEGMENT ANALYSIS

Packaging & Insulation

                                              Three Months Ended                             Nine Months Ended
                                      ---------------------------------------       --------------------------------------
                                        September 27,        September 28,            September 27,      September 28,
(Millions of dollars)                        2002                2001                     2002                2001
--------------------------------------------------------------------------------------------------------------------------
Net sales                                   $  51.1             $  60.2                  $ 152.5            $ 181.8
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                   15.6                20.9                     49.6               52.3
--------------------------------------------------------------------------------------------------------------------------
Operating expenses                              9.0                12.1                     26.9               32.4
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          6.6                 8.8                     22.7               19.9
--------------------------------------------------------------------------------------------------------------------------

     Net sales in the packaging and insulation business segment decreased by $9.1 million to $51.1 million for the three months ended September 27, 2002. Excluding the impact of the European insulation operations, net sales increased by $1.1 million or 2.2% over the same period in the prior year. This increase was caused by higher sales volumes and increased selling prices at the Company's domestic packaging operations.

     Excluding the impact of the European insulation operations, gross profit for the three months ended September 27, 2002 decreased by $1.4 million to $15.6 million or 30.5% of net sales from $17.0 million or 34.0% of net sales for the comparable period in the prior year. This decrease was primarily caused by higher raw material costs, partially offset by increased sales volumes, higher selling prices, increased manufacturing efficiencies and cost containment initiatives implemented during the first quarter of 2002.

     Operating expenses decreased to $9.0 million for the three months ended September 27, 2002 from $12.1 million for the similar period in 2001. Excluding the impact of the divested European insulation operations, operating expenses decreased by $1.2 million or 11.8%, primarily as a result of reduced selling and distribution costs in the domestic operations.

     For the reasons described above, income from operations decreased by $2.2 million to $6.6 million for the three months ended September 27, 2002. Excluding the results of the divested European insulation operations, income from operations decreased by $0.2 million to $6.6 million for the three months ended September 27, 2002 from $6.8 million for the same period in 2001.

     Net sales for the nine months ended September 27, 2002 were $152.5 million. Excluding the impact of the divested European insulation operations, net sales increased by $1.0 million. This increase over the nine-month period ended September 28, 2001 was due to higher selling prices at the Company's domestic packaging operations.

     Gross profit decreased by $2.7 million to $49.6 million for the nine months ended September 27, 2002 from $52.3 million for the comparable nine-month period in 2001. Excluding the impact of the divested European insulation operations, gross profit increased by $7.2 million to $49.6 million or 32.5% of net sales for the nine months ended September 27, 2002 from $42.4 million or 28.0% of net sales for the similar period in the prior year. This increase was primarily caused by higher selling prices and lower energy-related costs, as well as from improved manufacturing efficiencies resulting from engineering projects and technology upgrades.

     Operating expenses decreased to $26.9 million for the nine months ended September 27, 2002 from $32.4 million for the same period in the prior year. Excluding the impact of the divested European insulation operations, operating expenses increased by $0.6 million, primarily as a result of higher selling costs, almost entirely offset by lower distribution resulting from decreased transportation costs.

     For the reasons described above, income from operations increased by $2.8 million to $22.7 million for the nine months ended September 27, 2002 versus the similar nine-month period in 2001. Excluding the results of the divested European insulation operations, income from operations for the nine months ended September 27, 2002 increased by $6.7 million or 41.9% to $22.7 million from $16.0 million for the comparable period in 2001.

Specialty Chemicals

                                                Three Months Ended                            Nine Months Ended
                                      ---------------------------------------       --------------------------------------
                                        September 27,        September 28,            September 27,      September 28,
(Millions of dollars)                        2002                2001                     2002                2001
--------------------------------------------------------------------------------------------------------------------------
Net sales                                   $  39.1             $  28.7                 $ 102.4             $  87.8
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                    6.4                 4.3                    15.4                11.7
--------------------------------------------------------------------------------------------------------------------------
Operating expenses                              3.7                 4.1                    11.1                11.3
--------------------------------------------------------------------------------------------------------------------------
Income from operations                          2.7                 0.2                     4.2                 0.4
--------------------------------------------------------------------------------------------------------------------------

     For the three months ended September 27, 2002 net sales increased by $10.4 million or 36.2% to $39.1 million due to higher EPS selling prices and sales volumes. Net sales for the three months ended September 27, 2002 and September 28, 2001 included sales to the packaging and insulation segment of $2.3 million and $7.9 million, respectively. Excluding the impact of the divested European insulation operations, net sales to the packaging and insulation segment were $2.7 million for the three-month period ended September 28, 2001.

     Gross profit increased from $4.3 million or 15.0% of net sales to $6.4 million or 16.4% of net sales for the three months ended September 27, 2002. This increase was primarily caused by higher EPS selling prices and sales volumes, as described above, partially offset by increased raw material costs throughout the entire segment.

     Operating expenses as a percentage of net sales decreased to 9.5% for the three-month period ended September 27, 2002 from 14.3% for the similar period in the prior year, due primarily to decreases in distribution resulting from lower transportation costs. For the reasons described above, income from operations increased by $2.5 million to $2.7 million for the three months ended September 27, 2002.

     For the nine-month period ended September 27, 2002 net sales increased by $14.6 million or 16.6% to $102.4 million. This increase was primarily due to higher sales volumes throughout the segment combined with increased EPS selling prices in the European operations. Net sales for the nine months ended September 27, 2002 and September 28, 2001 included sales to the packaging and insulation segment of $7.3 million and $21.2 million, respectively. Excluding the impact of the divested European insulation operations, net sales to the packaging and insulation segment would have been $8.2 million for the same nine-month period ended September 28, 2001.

     Gross profit increased by $3.7 million or 31.6% to $15.4 million for the nine months ended September 27, 2002 from $11.7 million for the comparable period in 2001. As a percentage of net sales, gross profit increased to 15.0% for the nine months ended September 27, 2002 from 13.3% for the similar period for 2001. This increase was primarily caused by higher sales volumes, improved manufacturing efficiencies and cost containment initiatives experienced throughout the segment, partially offset by increased raw material costs.

     Operating expenses as a percentage of net sales decreased to 10.8% for the nine months ended September 27, 2002 from 12.9% for the same period in 2001. This decrease was primarily caused by reduced distribution costs resulting from lower transportation costs and lower selling, general and administrative costs resulting from cost containment initiatives implemented during 2002. For the reasons described above, income from operations increased by $3.8 million to $4.2 million for the nine months ended September 27, 2002 compared to the similar period in 2001.

Corporate & Other

     For the three months and nine months ended September 27, 2002, corporate operating expenses increased by $0.5 million and $2.8 million, respectively, over the comparable periods in 2001. This increase was primarily due to higher insurance and personnel costs.

Interest Expense, net

                                               Three Months Ended                          Nine Months Ended
                                      --------------------------------------    ----------------------------------------
                                        September 27,       September 28,         September 27,        September 28,
(Millions of dollars)                       2002                2001                   2002                2001
------------------------------------------------------------------------------------------------------------------------
Interest expense, net                       $   6.1            $   5.5                $ 16.2               $ 16.5
------------------------------------------------------------------------------------------------------------------------

     Interest expense increased by $0.6 million to $6.1 million for the three months ended September 27, 2002. A decrease in interest expense resulting from a reduction in long-term debt and lower interest rates was more than offset by a reduction in interest income as compared to the same quarter in the prior year.

     Interest expense for the nine-month period ended September 27, 2002 decreased by $0.3 million. This decrease was caused by a reduction in long-term debt resulting from the sale of the European insulation operations in December 2001, combined with lower interest rates on the Company's revolving credit facility.

Income Taxes

                                               Three Months Ended                          Nine Months Ended
                                       --------------------------------------     --------------------------------------
                                         September 27,       September 28,          September 27,      September 28,
(Millions of dollars)                        2002                2001                   2002                2001
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                 $   0.1            $   0.4                 $  1.2             $  (0.8)
------------------------------------------------------------------------------------------------------------------------

     The effective tax rate for the three months and nine months ended September 27, 2002 increased to 38.0% of pre-tax income from 35.9% of pre-tax income for the comparable periods in 2001. The higher effective tax rate in 2002 was primarily due to a higher proportion of total taxable income being in the United States and Canada. As of September 27, 2002, the Company had approximately $59.3 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

Liquidity and Capital Resources

     During the nine months ended September 27, 2002, the Company generated after-tax cash flow of $16.2 million. Combined with a $3.4 million reduction in cash and $6.4 million of net borrowings on bank financed debt and capital lease obligations, after-tax cash flow was used to fund capital expenditures of $7.1 million and a $16.6 million investment in working capital.

     As of September 27, 2002, the Company had $32.7 million outstanding under its credit facilities. Including cash on hand, the Company had $6.3 million of availability under these facilities as of September 27, 2002. The principal uses of cash for the near-term will be working capital requirements, capital expenditures and debt service.

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

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-Q ("the Evaluation Date"), concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is being made known to them, particularly during the period for which the periodic reports are being prepared.

(b)  Changes in Internal Controls

     No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management believes that these actions will not have a material effect on the Company's financial position, results of operations or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

     99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the three-month period ended September 27, 2002.

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

                                               RADNOR HOLDINGS CORPORATION

                                           By: /s/ Michael V. Valenza
                                               ---------------------------------

Date:  November 12, 2002                       Michael V. Valenza
                                               Senior Vice President-Finance and
                                               Chief Financial Officer

CERTIFICATIONS

I, Michael T. Kennedy, Chairman and Chief Executive Officer of Radnor Holdings Corporation (the "Registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and audit committee of Registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002             /s/ Michael T. Kennedy
                                     -----------------------------
                                     Michael T. Kennedy
                                     Chairman of the Board
                                     Chief Executive Officer

CERTIFICATIONS

I, Michael V. Valenza, Senior Vice President and Chief Financial Officer of Radnor Holdings Corporation (the "Registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and audit committee of Registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002         /s/ Michael V. Valenza
                                 ----------------------------------
                                 Michael V. Valenza
                                 Senior Vice President-Finance and
                                 Chief Financial Officer