Form 10-K
period 2002-12-27
RADNOR HOLDINGS CORP
filed 2003-03-12
CIK 1029893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 27, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-19495

RADNOR HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2674715 (I.R.S. Employer Identification Number)

Three Radnor Corporate Center, Suite 300 100 Matsonford Road, Radnor, Pennsylvania (address of principal executive offices)	19087 (Zip Code)

Registrant’s telephone number, including area code: 610-341-9600

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐       No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 11, 2003 there were 600 shares of the Registrant’s Voting Common Stock ($.10 par value), 245 shares of the Registrant’s Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant’s Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

RADNOR HOLDINGS CORPORATION
2002 FORM 10-K

PART I

ITEM 1.         BUSINESS

Radnor Holdings Corporation (the “Company”, “Radnor”, “we”, “us” or “our”) is a leading worldwide manufacturer and distributor of foam packaging and specialty chemical products for the foodservice, insulation and protective packaging industries. We have been manufacturing EPS and related products sold to the foodservice, insulation and protective packaging industries for more than 25 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products, and we estimate that we have a 35% share of the US foam cup and container market segment. We are also a leading worldwide producer of EPS. In fiscal 2002, we produced more than 13 billion foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 360 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Financial information concerning the Company’s business segments appears in Note 10 to the Consolidated Financial Statements included under Item 8 herein.

Industry Overview

Packaging. We compete within the foodservice industry, which includes products manufactured with paper, plastic, foam and other materials. The foam segment of the disposable cup and container market, in which we primarily operate, is highly concentrated. We believe Radnor and its primary competitor account for more than 80% of the market. A recent independent industry analysis of the US foam cup and container market through 2010 projects an annual growth rate of approximately 3%. The market for other plastic and paper cups and containers is significantly more fragmented.

The factors that originally gave rise to the use of disposable products continue to support the market’s growth. These include lower labor, maintenance and energy costs as compared to reusable products, as well as sanitary considerations and growth in the consumption of take-out foods and beverages. The expansion of fast-food restaurant chains and warehouse retailers and the consolidation of some foodservice distributors into larger companies with a national presence have also increased the use of disposable products.

Within the disposable product market, foam cup and container usage has increased significantly over the last two decades as a result of factors unique to this segment. These factors include the superior insulating qualities of foam, lower production costs and the flexibility in sizing and molding of foam products. In addition, demand for larger sizes and specialized products contributes to growth of the foam packaging segment. Although the success of foam cups to date has been primarily in the hot drink segment, we believe that there continue to be significant growth opportunities in the sale of cold drink cups, particularly in the large (16 through 64 ounce) sizes, including specialized products such as car carrier cups, on which we make higher margin.

Specialty Chemicals. We compete in the North American and European EPS markets. In North America, we sell EPS to the insulation, protective packaging and foodservice industries. A recent independent industry analysis estimated the US EPS market to have been in excess of 400,000 metric tons in 2000 and projected an annual growth rate of approximately 3% through 2010. This market is concentrated, with Radnor and three other competitors accounting for over 90% of the North American market.

In Europe, we sell EPS to the insulation and protective packaging industries. The EPS market in Europe includes a broader range of product applications and is more fragmented than the North American market. A recent independent industry analysis estimated the European EPS market to have been in excess of 995,000 metric tons in 2000 and projected an annual growth rate of approximately 3% through 2005.

Products

Packaging. Radnor manufactures a broad range of foam packaging products, including cups, bowls and containers, and thermoformed plastic lids. The use of foam provides an insulating feature to our products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes (4 to 64 ounces) for both hot and cold beverages and are sold under numerous brand names, including the WinCup, COMpac, Profit Pals, STYROcup, Big Cool and Simplicity brand names. Foam bowls and other containers are made in varying sizes (3.5 to 32 ounces) for both hot and cold food products and are sold under the STYROcontainers brand name. Our thermoformed leak-resistant plastic lids feature a “stacking ring” that minimizes the shifting of a second cup when placed on top of the first cup. Other enhanced lid features include vents, tear-away tabs and straw slots, depending on the intended use. Cups, bowls, containers and lids are designed so that the same lid can be interchanged with many different cup, bowl or container sizes, which simplifies inventory and display area requirements. For example, our 10 cup-2 lid product line allows two different lids to fit with ten different size cups.

Our cups, bowls and containers are available with custom offset or embossed printing. We also manufacture a broad range of custom-designed foam containers for many of our large national accounts. A significant component of this business is the manufacturing of containers for customers, which use the containers for dried noodle products sold through retail grocery and supermarket chains. We also supply our products in private label packaging for certain of our customers.

We work continuously with our customers to develop new products. One of our early customer-driven developments was the “flare” cup design which replaced the heavier rim typically built into the top of a foam cup with a smooth, flared edge that improves the stability of the cup’s construction. The flare cup was well-received by customers because it combined the favorable appearance of paper with the insulating qualities of foam. More recently, our car carrier cups have addressed the end user’s desire for a cup that can contain larger volumes of liquid while fitting into an automobile’s cup carrier slots.

Specialty Chemicals. In North America, we manufacture EPS for our internal consumption, in addition to selling directly to third-party manufacturers of foodservice, insulation and protective packaging products. EPS is categorized by size, with the smallest size, or cup-grade, used to manufacture foam cups and containers. Larger sizes are sold to manufacturers of insulation and protective packaging products and include EPS modified for fire retardancy and non-modified EPS.

We manufacture a broad range of EPS formulations in Europe for conversion into a variety of standard and specialized insulation and packaging products. This EPS is made primarily for the insulation and protective packaging industries and includes a range of bead sizes and densities for conversion by customers into light and heavy insulation boards as well as various shape products, such as insulated fish packaging boxes. We work closely with our European customers to incorporate special product features into our EPS, such as fire retardancy, specialty coatings, higher thermal insulation qualities and antistatic properties.

Sales, Marketing and Customers

Packaging. Radnor sells its disposable foam packaging products in the foodservice industry through a 36-person sales organization and through an extensive network of 57 independent sales representatives. Sales and marketing efforts are directed by our Senior Vice President of Sales and Marketing and are supported by 12 senior sales managers averaging more than ten years’ experience in the foodservice industry. We believe our experienced sales team and long-term representative relationships enhance our ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products. Major end users of these products include fast-food restaurants, full-service restaurants, hospitals, nursing homes, educational institutions, airlines, business offices, movie theaters and other leisure time concessionaires, such as sports stadiums.

We sell disposable foam packaging products in the foodservice industry to more than 1,400 national, institutional and retail accounts throughout the United States, in Mexico and in other countries. This customer base, which includes many of the foodservice industry’s largest companies, can be divided into three major categories:

National Accounts. National accounts are customers that utilize foam products in the sale of their own products and consist primarily of large fast-food restaurant chains and convenience stores. During fiscal 2002, sales to these customers accounted for approximately 11.8% of our net sales.

Institutional Accounts. Institutional accounts are customers that purchase foam products with a view toward reselling such products in bulk to institutional end users, such as hospitals, nursing homes, educational institutions, airlines, movie theaters and similar leisure time concessionaires, such as sports stadiums. These customers, representing approximately 44.5% of our net sales in fiscal 2002, are primarily large foodservice distributors.

Retail Accounts. Retail accounts are customers that purchase foam products for resale to actual consumers of the products and consist primarily of supermarket chains and discount stores. In fiscal 2002, retail customers accounted for approximately 9.3% of our net sales.

Approximately 8.5% of our foam product sales are made pursuant to contracts under which product prices are automatically adjusted based on changes in prices of EPS and other raw materials. Substantially all of our other foam product sales are made pursuant to contracts or other arrangements under which we have the right to change product prices on 30 to 60 days’ prior written notice.

Specialty Chemicals.In North America, we sell EPS through a dedicated sales force averaging 19 years experience and two broker organizations to manufacturers of foam protective packaging and insulation products. In Europe, we market through our Europe-wide sales office network. In support of these sales and marketing efforts, we employ people who are knowledgeable about chemical engineering and manufacturing processes in order to provide technical assistance to our customers.

In Europe, we sell EPS to 200 primarily mid-sized companies throughout Europe. We have actively pursued these customers because they provide potential for higher margins and because of their increased reliance on our technical support, which results in a greater ability to foster long-term customer relationships. We sell approximately 25% of our European EPS production to our former European insulation business pursuant to a long-term supply agreement.

No customer represented more than 7.2% of our net sales for fiscal 2002, although the five largest accounts represented approximately 28.1% of such sales.

Manufacturing

Our highly automated manufacturing facilities produced more than 13 billion foam cups, bowls and containers and thermoformed lids and 360 million pounds of EPS in fiscal 2002. Our foam products for the foodservice industry are made with custom-designed foam cup molding machines, lid production machines and foam cup and container printing machines. Our ten U.S. foam plants and our Polish foam plant generally operate 24 hours a day, seven days a week and 355 days a year. We also operate six plants located in the United States, Canada and Europe that manufacture EPS from styrene monomer. These plants generally operate 24 hours a day, seven days a week.

Manufacturing Process. The manufacture of EPS, the primary raw material in the manufacture of foam products, has two steps: polymerization and impregnation. In the polymerization phase, styrene monomer, which is a commodity petrochemical derived primarily from benzene and ethylene, is suspended in water and then treated with chemicals and catalysts to produce polystyrene crystal in various sizes, each of which has different end-use applications, including general purpose polystyrene. To produce EPS, the crystal is impregnated with a high-purity pentane gas.

We manufacture our foam cups and containers utilizing a custom molding process. First, the cup-grade EPS is blended with a lubricating agent and then pre-expanded so that the EPS is of the appropriate density. This pre-expanded EPS is then fed through special screeners to remove undersized and oversized beads. The pre-expanded EPS is then injected into machine molds and fused by injecting steam into the mold cavity. After the EPS is fused, the mold shells are cooled, the mold halves are opened and the finished cups are ejected. The finished products are vacuum tested, counted and packaged.

Our lid products are produced from high-impact polystyrene, or HIPS, which is subjected to heat and pressure, after which the product is extruded through a thin die. The lids are then trimmed for finished goods packing, while the scrap is ground and reintroduced into the original material blend.

Quality Control. Our manufacturing quality control program for foam foodservice products involves automated testing of all products for leaks. In addition, random testing is performed at least hourly at each facility for four or five attributes: seepage, weight, appearance, strength and, where applicable, print. We centrally collect the resulting data, subject it to statistical analysis and review the results. In addition, each machine operator and packer performs various quality checks during the production process. We also obtain random samples of finished foam packaging products from our various manufacturing facilities and perform an analysis similar to that described above at our Phoenix laboratory.

In addition to our own programs, certain of our larger customers have established their own product standards and perform periodic manufacturing audits at our facilities, either through their own personnel or through an independent testing group such as ASI Food Safety Consultants. We also submit products to third-party laboratories for microbiologic and physical tests to assure that we conform to or exceed industry product safety standards.

We utilize our quality, service, manufacturing and customer partners to enact and follow through on initiatives consistent with total quality management and good manufacturing practices. Through these programs, we work with our customers to ensure product quality and to create new products that reflect the present and future needs of our customers.

Our North American EPS quality control laboratory includes infrared spectrograph and atomic absorption units. Our laboratory chemists are capable of performing complex chemical and atomic analysis of styrene monomer, polystyrene crystal, expandable polystyrene and all other material components of EPS production. This gives us the ability to customize EPS formulas to meet any special customer requirements. The EPS quality control program includes testing every production batch of EPS to ensure it meets specific customer requirements. Each batch is tested for particle sizes, pentane gas volume and, if the EPS is to be used for insulation, their fire retardation capability.

In Europe, our sophisticated quality control laboratory is complemented by a fully equipped analytical laboratory containing three fully instrumented, automatically controlled pilot reactors, a fully equipped reactor bay, including a reactor and equipment for screening and coating, as well as two complete lines for converting EPS into insulation boards and shape-molded products. Testing equipment for analytical and quality audit work includes electronic balancers, equipment for testing burning behavior, gas chromatographs, sweep electron microscopes, colorimeters, flexural/compressive strength testers, an izod impact tester and lambda value testers. We regularly test our EPS for a range of key attributes that vary by specific product. Our European facilities are either ISO 9001 or ISO 9002 certified and both are also ISO 14001 certified.

Engineering. We employ more than 77 full-time technical personnel, including 27 full-time engineers and engineering managers, based in the Phoenix, Corte Madera, Fort Worth and Canadian facilities. The engineering staff uses computer-aided design and computer-aided manufacturing systems to design advanced, three-dimensional models of products and molds. Once an electronic image of the machine and mold part design is generated, the part can be custom manufactured. We have the capacity to construct all of the proprietary equipment, machines and molds used in the production, testing and packaging of our foam products. We have also developed and are installing in our manufacturing facilities automated materials handling equipment that includes in-line printing, automatic case packaging equipment and more advanced molding machines.

We continually examine how to improve our manufacturing process efficiencies. Sophisticated infra-red imaging systems, providing real-time video displays, are used to evaluate the thermal efficiency of molds and machines under development. We also can create special prototype mold forms for new lid designs and single-cavity cup and container molds, both of which enhance our ability to evaluate customer design requests rapidly.

The managing director of our European EPS operations is an engineer, as are each of the managers and supervisors of the production facilities located in Europe. In Europe, we also employ two full-time engineers who are responsible for process and production engineering and interact regularly with research and development personnel based in the analytical laboratory as well as senior technical support staff responsible for assisting the sales team.

Raw Materials

Radnor’s foam products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Styrene monomer prices have fluctuated significantly as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. For example, the contract price for styrene monomer ranged from $.35 to $.43 per pound during 2000 and fell to $.25 per pound in 2001 before increasing to $.38 per pound in January 2003. Although future styrene monomer prices cannot be predicted with accuracy, prices are forecasted by independent industry surveys and producer reports to remain stable or decline over the next year. While the Company has been able to pass on the majority of past price increases to customers, there can be no assurance that the Company will be able to increase prices if styrene monomer costs rise in the future.

The Company has historically purchased a majority of its styrene monomer requirements under a variety of long-term supply contracts. These contracts provide a supply of styrene under several different pricing mechanisms and with volume discounts. The various pricing mechanisms include those tied to raw material prices, spot market indices, contract indices and varying mixtures of the three. Under these contracts, which expire through 2006, the Company acquires a minimum of approximately 75% of its current styrene monomer needs.

High-purity pentane, which is used as the expanding agent in the production of EPS, is available from a limited number of suppliers. Should high-purity pentane become unavailable, however, high-purity butane may be substituted as the expanding agent.

The raw materials we use for the manufacture of thermoformed lids are primarily plastic resins such as HIPS, which are available from a number of sources. Our HIPS resin supplies are purchased under various agreements that contain minimum and maximum purchase requirements. The price we pay for HIPS resin is determined at the time of purchase.

Risks Attendant to Foreign Operations

The Company conducts its businesses in numerous foreign countries and, as a result, is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. The Company’s foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its businesses. The foreign currencies are ultimately translated into U.S. dollars for financial reporting purposes.

Note 10 to the Company’s financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company’s operations and financial position as of and for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

Proprietary Technology and Trademarks

We have developed a broad array of proprietary technology that is utilized in various stages of our manufacturing operations. We rely primarily upon confidentiality agreements and restricted plant access to protect our proprietary technology. We own several patents relating to our cup design and our EPS manufacturing processes. However, we do not consider these patents material to our operations.

We hold 27 trademarks registered in the United States, several of which are also registered in other countries. We also hold a number of unregistered trademarks. We do not consider any of these trademarks material to our operations.

Competition

We compete in the highly competitive foodservice industry. The foam segment of the disposable cup and container market is highly concentrated and, within this segment, we compete principally with Dart Container Corp., which has significantly greater financial resources than we have and controls the largest share of this market segment. We do not believe that companies operating in related markets are likely to enter the foam segment due to the significant investment that would be required.

We believe that competition within the foam segment of the market is based primarily on customer service, product quality and the price at which products are offered. We believe that our market position is attributable to our high level of customer service and product quality, strategically located manufacturing facilities, proprietary technology and experienced management team.

We also compete with the paper segment, which is significantly more fragmented than the foam segment. We believe that competition between foam and paper is based on product appearance, quality and price.

In North America, the EPS industry is highly concentrated. Management believes that each of NOVA Chemicals, Inc., Huntsman Chemical Corp. and BASF Corporation, which are larger than we are and have greater financial resources than we have, controls a significant share of the market for supplying EPS to manufacturers of insulation and protective packaging products. We believe that competition within this industry is primarily based on price, although customer service, support and specialized product development can be significant competitive factors, particularly among the smaller manufacturers of foam insulation and protective packaging products.

The European EPS industry is more fragmented than in North America. Several companies, including BASF Corporation, NOVA Chemicals, Inc. and B.P. Amoco PLC are larger and have more substantial financial resources than we have. We believe that competition is based primarily on price, although technical support, specialized product development and consistently high quality beads are important factors to many of our customers.

Employees

As of December 27, 2002, we had 1,692 full-time employees. We have never experienced a material labor strike or other labor-related work stoppage. We consider our relations with our employees to be good.

Our U.S. employees are not represented by any union. In Canada, approximately 65% of our employees are represented by a union and are covered by a collective bargaining agreement. In Finland, over 80% of our employees are represented by one of three unions and we are subject to two collective bargaining agreements. The European Union directives regarding employment are applicable to us in Finland; however, the terms of the collective bargaining agreements will control employment relationships to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives.

We are dependent on the management experience and continued services of our executive officers, including our Chief Executive Officer, Michael T. Kennedy. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees.

Environmental Matters

Our facilities are used for manufacturing or warehousing of foam container products or the EPS from which such products are manufactured. Many of these facilities are subject to federal, state, foreign and local laws and regulations relating to, among other things, emissions to air such as pentane, styrene and particulate matter, discharges to water, and the generation, handling, storage, transportation and disposal of hazardous and nonhazardous materials and wastes.

In 1996, the soil and shallow groundwater at our domestic EPS facilities were found to contain elevated levels of various contaminants. However, based on the results of soil and groundwater testing, material remediation efforts with respect to these conditions have not been, and we believe will not be, required. We own and operate, or owned or operated, underground storage tanks, also referred to as USTs, at several of our facilities for the storage of liquid pentane and heavy fuel oil. Leak detection or containment systems are in place at each facility with USTs that we currently own or operate. USTs are generally subject to federal, state, local and foreign laws and regulations that require testing and upgrading of USTs and remediation of polluted soils and groundwater resulting from leaking USTs. In addition, if any leakage from our USTs were to migrate onto the property of others, we could be subject to civil liability to third parties for remediation costs or other damages.

Some of our facilities have been alleged or are known to have failed to comply with various reporting or permitting obligations under applicable environmental laws and regulations. The resolution of these allegations and failures has not had a material adverse effect on our financial condition or results of operations, nor do we believe that any future costs of achieving and maintaining compliance with these laws and regulations will have that effect. It is possible that we could incur significant fines, penalties or capital costs associated with any confirmed noncompliance with these laws and regulations. Moreover, there can be no assurance that recently promulgated or future environmental laws or regulations, including regulations affecting the volume of and permitting for air emissions both in the United States and in Europe, will not require us to incur substantial expenditures or significantly modify our operations.

Certain of our current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is possible that historical or neighboring activities have affected properties currently or formerly owned or operated by us and that, as a result, additional environmental issues may arise in the future, the precise nature of which we cannot now predict.

ITEM 2.         PROPERTIES

We lease approximately 8,000 square feet in Radnor, Pennsylvania, a suburb of Philadelphia, for our executive offices. We believe that our present facilities are adequate for our current operations and that we will be able to lease or otherwise acquire any additional facilities as may be required for our future operations.

We also own or lease manufacturing, warehouse, office, machine assembly and utilities facilities at the locations shown in the following table:

Packaging

Location	Use	Approximate Floor Space Sq. Ft.
Corte Madera, California	Manufacturing, warehouse, machine assembly and office (leased)	88,000
Richmond, California	Warehouse (leased)	103,000
Higginsville, Missouri	Manufacturing and warehouse	68,000
Warrensburg, Missouri	Warehouse (leased)	10,000
Jacksonville, Florida	Manufacturing and warehouse (leased)	128,000
Edison, New Jersey	Warehouse (leased)	95,000
Metuchen, New Jersey	Manufacturing	84,000
Mount Sterling, Ohio	Manufacturing and warehouse	56,000
Shreveport, Louisiana	Manufacturing and warehouse	73,000
Stone Mountain, Georgia	Manufacturing and warehouse (partially leased)	377,000
Phoenix, Arizona	Machine assembly (leased)	12,000
Tolleson, Arizona	Manufacturing, warehouse and office	170,000
West Chicago, Illinois	Manufacturing, warehouse and office (partially leased)	350,000
El Campo, Texas	Manufacturing and warehouse	91,000
Lodz, Poland	Manufacturing and warehouse (leased)	31,000

Specialty Chemicals

Location	Use	Approximate Floor Space Sq. Ft.
Fort Worth, Texas	Manufacturing, warehouse and office (partially leased)	208,000
Saginaw, Texas	Manufacturing, warehouse and office	60,000
Baie D’Urfe, Quebec	Manufacturing, warehouse and office	74,000
Porvoo, Finland	Manufacturing, warehouse, machine assembly, utility and office (partially leased)	112,000
Kokemaki, Finland	Manufacturing, warehouse, utility and office (leased)	52,000

ITEM 3.          LEGAL PROCEEDINGS

We are involved in a number of legal proceedings arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters to be reported hereunder.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCK MATTERS

Market Information

There currently exists no established public trading market for the Company’s Voting Common Stock, $.10 par value, Nonvoting Common Stock, $.10 par value, or Class B Nonvoting Common Stock, $.01 par value.

Holders

As of March 11, 2003, there were 3 holders of record of the Company’s Voting Common Stock, 11 holders of record of the Company’s Nonvoting Common Stock and 7 holders of record of the Company’s Class B Nonvoting Common Stock.

Dividends

No dividends were declared or paid during the years ended December 27, 2002 or December 28, 2001. The declaration and payment of dividends are subject to the discretion of the Company’s Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company’s credit agreements and the indentures pursuant to which the Company issued its 10% Senior Notes due 2003 on December 5, 1996 (the “Series A Notes”) and its 10% Series B Senior Notes due 2003 on October 15, 1997 (the “Series B Notes”) and its 11% Senior Notes due 2010 on March 11, 2003.

ITEM 6.          SELECTED FINANCIAL DATA

The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

	Fiscal Year Ended

	Dec. 25, 1998	Dec. 31, 1999	Dec. 29, 2000	Dec. 28, 2001	Dec. 27, 2002

	($ in thousands, except per share amounts)
Results of Operations (1):

Net sales	$303,586	$310,470	$353,752	$325,734	$323,182
Cost of goods sold	220,691	226,509	277,254	250,719	243,501

Gross profit	82,895	83,961	76,498	75,015	79,681
Distribution expense	23,004	24,535	26,003	25,176	22,621
Selling, general and administrative expenses	31,414	36,277	36,252	31,304	26,959
Gain on sale of business (2)	—	—	—	(10,493)	—

Income from operations	28,477	23,149	14,243	29,028	30,101
Interest, net (3)	18,776	21,070	21,725	22,331	21,382
Other expense, net	965	1,363	1,104	2,657	1,146

Income (loss) from continuing operations before income taxes	8,736	716	(8,586)	4,040	7,573
Income tax expense (benefit)	3,340	241	(3,074)	2,150	2,878

Income (loss) from continuing operations	$5,396	$475	$(5,512)	$1,890	$4,695

Balance Sheet data (at end of period) (1):

Working capital	$23,909	$12,884	$16,117	$22,318	$29,908
Total assets	278,796	293,683	305,999	274,186	284,132
Total debt (including current portion) (4)	195,998	215,417	229,508	212,910	215,214
Stockholders’ equity (deficit)	20,949	7,574	(1,811)	117	10,061
Cash dividends per share	240	—	—	—	—

______________

   (1)   The Company’s fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The years presented in the above table were 52-week years with the exception of 1999, which was a 53-week year.

   (2)   Represents gain resulting from sale of European insulation operations. See Note 1 to the Company’s consolidated financial statements included in Item 8 herein.

   (3)   Interest includes amortization of premium and debt issuance costs related to the Company’s senior notes of $1.0 million for the year ended December 25, 1998, $1.2 million for the for the years ended December 31, 1999 and December 29, 2000 and $1.1 million for the years ended December 28, 2001 and December 27, 2002.

   (4)   Total debt includes capital lease obligations.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis should be read in conjunction with Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Financial results for the periods presented are not fully comparable because of the December 2001 disposition of the Company's European insulation operations.

Year Ended December 27, 2002 Compared to the Year Ended December 28, 2001

CONSOLIDATED

Net sales in fiscal 2002 were $323.2 million, a decrease of $2.5 million from $325.7 million in fiscal 2001. Excluding the results of the European insulation operations, which were divested in December 2001, net sales increased by $20.4 million or 6.7%. This was primarily caused by an 18.1% increase in sales at the specialty chemicals segment resulting from a 13.8% increase in sales volume and higher average selling prices.

Gross profit increased to $79.7 million or 24.7% of net sales in fiscal 2002 from $75.0 million or 23.0% of net sales in fiscal 2001. Excluding the impact of the divested European insulation operations, gross profit in fiscal 2002 increased by $17.0 million from $62.7 million in fiscal 2001. This increase was caused by higher sales volumes in the specialty chemicals segment, combined with higher selling prices and increased manufacturing efficiencies.

Operating expenses increased by $3.6 million in fiscal 2002 to $49.6 million. Excluding the results of the European insulation operations and the $10.5 million gain recognized on its sale, operating expenses as a percentage of net sales decreased to 15.3% in fiscal 2002 from 16.1% of net sales in fiscal 2001. This favorable change was primarily caused by a decrease in selling and distribution expenses, as a percentage of net sales, at the Company’s specialty chemicals operations.

Income from operations increased by $1.1 million in fiscal 2002 to $30.1 million. Excluding the impact of the divested European insulation operations and the gain resulting from its sale, income from continuing operations increased by $16.0 million to $30.1 million or 9.3% of net sales from 4.6% in fiscal 2001.

Interest expense decreased by $0.9 million to $21.4 million for fiscal 2002 from $22.3 million for fiscal 2001. This decrease was primarily due to a reduction in long-term debt resulting from the sale of the European insulation operations, combined with lower interest rates on the Company’s revolving credit facilities. Included in interest expense for fiscal 2002 and 2001 was $1.1 million of deferred financing fee and premium amortization related to the Company’s senior notes. Other expenses decreased by $1.5 million for the year ended December 27, 2002 primarily as a result of decreased non-operating costs at the Company’s corporate offices and in the domestic packaging operations.

The Company recorded a $2.9 million provision for income taxes in fiscal 2002, representing a $0.7 million increase over fiscal 2001. This increase was primarily caused by a $3.5 million increase in pre-tax income, partially offset by a reduction in the Company’s effective tax rate as compared to fiscal 2001. As of December 27, 2002, the Company had approximately $67.2 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

SEGMENT ANALYSIS

Packaging

Net sales in the packaging segment in fiscal 2002 were $195.4 million as compared to $235.9 million in fiscal 2001. Excluding the results of the divested European insulation operations, net sales in fiscal 2002 decreased by $1.8 million over fiscal 2001. This decrease was caused by a 2.0% decrease in sales volumes, partially offset by higher average selling prices. The decrease in sales volumes resulted from a planned rationalization of lower margin business to provide capacity for higher margin business which came on stream during the fourth quarter of 2002.

Gross profit increased to 27.9% of net sales in fiscal 2002 from 25.9% of net sales in fiscal 2001. Excluding the impact of the divested European insulation operations, gross profit for fiscal 2002 increased by $5.6 million to $54.4 million. This increase was caused by lower energy costs, combined with higher selling prices and improved manufacturing efficiencies resulting from engineering projects and technology upgrades.

Operating expenses decreased by $10.3 million to $24.7 million for fiscal 2002 from $35.0 million for fiscal 2001. Excluding the results of the divested European operations, operating expenses decreased by $2.4 million to 12.7% of net sales in fiscal 2002 from 13.8% of net sales in fiscal 2001. This decrease was primarily due to lower distribution costs, as well as lower general and administrative costs, resulting from cost containment initiatives and implemented workforce reductions.

Income from operations increased by $3.5 million over fiscal 2001 to $29.7 million in fiscal 2002 for the reasons described above. Fiscal 2001 income from operations for the European insulation operations, which were sold on December 12, 2001, was $4.5 million. Excluding these results, income from operations increased by $8.0 million or 36.8% for fiscal 2002.

Specialty Chemicals

For fiscal 2002, net sales in the specialty chemicals business segment increased by $20.6 million to $134.3 million from $113.7 million in fiscal 2001. This increase was caused by a 13.8% increase in sales volume, primarily in the domestic specialty chemicals operations, and higher average selling prices. Net sales included $9.8 million and $25.6 million of sales to the packaging segment for fiscal 2002 and 2001, respectively, that are eliminated in consolidation. Excluding the impact of the divested European insulation operations, net sales to the packaging segment were $9.8 million for fiscal 2001.

Gross profit increased by $9.4 million to $21.9 million for fiscal 2002 from $12.5 million for fiscal 2001. This increase was caused by higher selling prices and sales volume, combined with favorable raw material pricing and an increase in manufacturing efficiency.

For fiscal 2002, operating expenses increased by $1.8 million to $17.5 million from $15.7 million in fiscal 2001. This increase was primarily caused by higher distribution costs resulting from increased sales volume and a $0.5 million increase in currency transaction losses at the European operations. Income from operations for fiscal 2002 was $4.4 million, representing a $7.6 million improvement over fiscal 2001 for the reasons described above.

Corporate and Other

Corporate operating expenses, excluding the gain on the divestiture of the Company’s European insulation operations, increased by $1.5 million to $7.3 million for fiscal 2002, primarily due to increased amortization, insurance and personnel costs that were partially offset by an increase in investment income.

Year Ended December 28, 2001 Compared to the Year Ended December 29, 2000

CONSOLIDATED

Net sales in fiscal 2001 were $325.7 million, or $28.0 million below fiscal 2000. This decrease was primarily caused by lower selling prices in the Company’s specialty chemical operations, resulting from reductions in the cost of styrene monomer, the Company’s primary raw material. Gross profit increased to 23.0% of net sales in 2001 from 21.6% of net sales in 2000. This increase was caused by higher selling prices, increased manufacturing efficiencies and lower raw material costs in the Company’s domestic packaging business, partially offset by higher energy-related costs in all of the Company’s domestic operations.

Operating expenses decreased by $16.3 million in 2001 to $46.0 million. Excluding the $10.5 million gain on the sale of the Company’s European insulation operations, operating expenses decreased by $5.8 million in 2001 to 17.3% of sales. This favorable change was caused by lower selling, general and administrative expenses at the Company’s domestic packaging operations and corporate office, resulting from cost containment initiatives and implemented workforce reductions.

Income from operations increased by $14.8 million in 2001 to $29.0 million. Excluding the gain on the sale of the European insulation operations, income from operations increased by $4.3 million to 5.7% of net sales from 4.0% of net sales in 2000.

Interest expense for the year ended December 28, 2001 increased by $0.6 million over fiscal 2000. This was caused by an increase in average outstanding advances under the Company’s revolving credit facilities and an additional equipment financing, partially offset by reductions in interest rates. Other expenses increased by $1.6 million for the year ended December 28, 2001 primarily as a result of increased non-operating costs at the Company’s corporate offices and in the domestic packaging operations.

The Company recorded a $2.1 million provision for income taxes in 2001 due to a $12.6 million increase in pre-tax income over fiscal 2000, for the reasons described above. The increase in the Company’s effective tax rate for 2001 reflects the impact of a $0.2 million valuation allowance against net operating loss carryforwards generated by the Company’s European packaging operations, as well as $0.3 million in provision resulting from changes in foreign effective tax rates that affected the benefit created by previously generated net operating loss carryforwards.

SEGMENT ANALYSIS

Packaging & Insulation

Net sales in the packaging and insulation business segment in fiscal 2001 were $235.9 million or 1.3% lower than fiscal 2000. This decrease was primarily caused by lower selling prices in the Company’s European insulation operations, which were divested in December 2001, and lower sales volumes during the second half of the year at the domestic packaging business. The impact of the reduction in sales volumes at the domestic packaging business was almost entirely offset by increased sales prices within the packaging operations. 2001 net sales for the European insulation operations, which were sold on December 12, 2001, were $38.8 million.

Gross profit increased to 25.9% of net sales in 2001 from 22.7% of net sales in 2000. This increase was caused by lower raw material costs, combined with higher selling prices in the domestic packaging operations, and improved manufacturing efficiencies resulting from engineering projects and technology upgrades. Partially offsetting this was a $2.1 million or 11.1% increase in energy related costs in the domestic packaging operations. Beginning in June 2001 through February 2002, energy costs at the domestic packaging operations have steadily declined with the February 2002 cost per million British Thermal Units more than 75% below the January 2001 level.

Operating expenses decreased by $2.5 million to 14.8% of net sales in 2001 from $37.5 million or 15.7% of net sales in 2000, primarily due to lower selling, general and administrative costs in the domestic packaging operations, resulting from cost containment initiatives and implemented workforce reductions. Income from operations increased by $9.6 million over fiscal 2000 to $26.2 million in 2001 for the reasons described above. 2001 income from operations for the European insulation operations, which were sold on December 12, 2001, was $4.5 million.

Specialty Chemicals

Fiscal 2001 net sales in the specialty chemicals business segment decreased by $30.4 million to $113.7 million. Net sales included $25.6 million and $32.1 million of sales to the packaging segment for fiscal 2001 and 2000, respectively, that are eliminated in consolidation. The decrease in net sales from 2000 to 2001 was due to lower selling prices in both the domestic and European operations, resulting from reductions in styrene monomer costs, the segment’s primary raw material.

Gross profit decreased to 11.0% of net sales in 2001 from 12.8% of net sales in 2000. This decrease was primarily caused by a contraction between the average selling prices and the cost of styrene monomer in the European operations, which was partially offset by favorable raw material pricing and a $0.9 million reduction in fixed costs in the domestic specialty chemicals operations. This favorable raw material pricing and reduction in fixed costs led to a $3.0 million increase in gross profit in the domestic operations.

Operating expenses decreased by $0.3 million to $15.7 million in 2001 primarily as a result of lower distribution and administrative costs at the Company’s domestic specialty chemicals operations. Income from continuing operations decreased by $5.7 million due to the operating performance of the European operations, for the reasons described above, which was partially offset by a $3.5 million increase in income from operations at the domestic operations.

Corporate and Other

Corporate operating expenses, excluding the gain on the divestiture of the Company’s European insulation operations, decreased by $3.1 million to $5.8 million for the year ended December 28, 2001. This was caused by a reduction in amortization and cost containment initiatives implemented during 2001.

Liquidity and Capital Resources

During the year ended December 27, 2002, the Company’s principal source of funds consisted of cash from operating activities. After-tax cash flow of $19.8 million was primarily used to fund a $11.7 million increase in working capital and $10.6 million in capital expenditures. The Company has managed its historical growth in working capital through a combination of working capital financing, favorable terms from vendors and proceeds of debt financing for capital expenditures.

As of December 27, 2002, the Company had $32.2 million outstanding under its revolving credit facilities. Including cash on hand, the Company had $12.5 million of availability under these facilities as of December 27, 2002. On March 11, 2003, the Company issued $135 million of 11% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45 million term loan and to increase the revolving credit commitment from $35 million to $45 million. The proceeds were or will be used to repay the existing $159.5 million Series A and Series B Senior Notes due December 1, 2003 and outstanding borrowings under the existing revolving credit facilities. After taking into account the refinancing of the Company’s senior notes and certain restrictions, including borrowing base limitations, the Company would have had $12.9 million outstanding and $27.7 million of availability under its revolving credit facilities as of December 27, 2002. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company’s capital expenditures for fiscal years 2001 and 2002 were $12.4 million and $10.6 million, respectively.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. After taking into account the refinancing of the Company’s existing senior notes due December 1, 2003, management believes that cash generated from operations, together with available borrowings under its revolving credit facilities, will be sufficient to meet the Company’s expected operating needs, planned capital expenditures and debt service requirements. There can be no assurance, however, that sufficient funds will be available from operations or borrowings under its credit agreements to meet the Company’s cash needs.

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases and purchase obligations as well as contingent obligations related to outstanding letters of credit and guarantees. These obligations as of December 27, 2002 are summarized in the tables below.

(thousands of dollars)		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term borrowings (1)	$212,090	$6,548	$7,513	$1,944	$196,085
Capital lease obligations	3,059	1,317	1,453	289	—
Operating lease obligations	24,484	6,664	8,715	4,637	4,468
Purchase obligations (2)	263,772	85,783	177,989	—	—

	$503,405	$100,312	$195,670	$6,870	$200,553

   (1)   On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility and extended the maturity to March 2008.

  (2)   As discussed in Note 4 to the Company’s consolidated financial statements, these amounts represent commitments under long-term styrene monomer supply contracts.

(thousands of dollars)		Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Letters of credit	$2,432	$2,432	$—	$—	$—

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with GAAP. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements. As described in such notes, the Company recognizes revenue from product sales at the time of shipment and passage of title.

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; and estimates of realizeability of deferred tax assets.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and on various other estimates we believe to be reasonable. Certain of the more critical assumptions include:

Bad Debt Risk

•          Credit worthiness of specific customers and aging of customer balances

•          Contractual rights and obligations

•          General and specific economic conditions

Depreciable Lives of Plant and Equipment

•          Changes in technological advances

•          Wear and tear

•          Changes in market demand

Asset Impairment Determinations

•          Intended use of assets and expected future cash flows

•          Industry specific trends and economic conditions

•          Customer preferences and behavior patterns

•          Impact of regulatory initiatives

Deferred Taxes

•          Expected future profitability and cash flows

•          Impact of regulatory initiatives

•          Timing of reversals of existing temporary differences between book and taxable income

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. The Company does not believe this Statement will have a material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of this pronouncement in the beginning of fiscal 2002. The adoption had no effect on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Statement requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company adopted this Statement during the fourth quarter of its year ended December 27, 2002. The impact on the Company was to reclassify the extraordinary item recorded during the quarter ended March 29, 2002 to income from continuing operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. The Company is currently evaluating the impact, if any, that adopting FASB Interpretation No. 46 may have on its consolidated financial statements.

Forward Looking Statements

The statements contained in this Annual Report that are not historical facts, including but not limited to raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See “Business-Raw Materials”, “Business-Risks Attendant to Foreign Operations”, “Business-Competition”, “Business-Employees”, “Business-Environmental Matters,” and “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is the potential loss arising from adverse changes in interest rates. The Company’s long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company’s long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $1.5 million over the term of the debt.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as its independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent public accountants for the fiscal year ended December 27, 2002. The decision to change independent public accountants was approved by our Board of Directors.

Arthur Andersen’s reports on the our consolidated financial statements for each of the fiscal years ended December 28, 2001 and December 29, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 28, 2001 and December 29, 2000 and through June 27, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

Radnor Holdings Corporation provided both Arthur Andersen and KPMG with a copy of the foregoing disclosures. We requested and received from Arthur Andersen a letter, dated June 27, 2002, stating its agreement with such statements and filed the same as Exhibit 16.1 to our report on Form 8-K filed on June 27, 2002.

During the fiscal years ended December 28, 2001 and December 29, 2000 and through the date of our decision, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company and their ages as of March 11, 2003 are as follows:

Name	Age	Position

Michael T. Kennedy	48	President, Chief Executive Officer and Director

Michael V. Valenza	43	Senior Vice President – Finance and Chief Financial Officer

Richard C. Hunsinger	54	Senior Vice President – Sales and Marketing

Donald D. Walker	61	Senior Vice President – Operations

John P. McNiff	42	Senior Vice President – Corporate Development and Director

R. Radcliffe Hastings	52	Senior Vice President, Treasurer and Director

John P. McKelvey	62	Senior Vice President – Human Resources and Administration

Van D. Groenewold	70	Vice President – Engineering

Caroline J. Williamson	35	Vice President and Corporate Counsel

Paul M. Finigan	48	Director

Michael T. Kennedy has served as President, Chief Executive Officer and as a director of the Company since its formation in November 1991. Between March 1985 and July 1990, Mr. Kennedy served as Chief Financial Officer of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases.

Michael V. Valenza has served as Senior Vice President-Finance and Chief Financial Officer of the Company since April 1993. He joined the Company in September 1992 as Director of Finance. From 1984 until joining the Company, Mr. Valenza served in a variety of positions with Arthur Andersen LLP, most recently as a manager in the Enterprise Group.

Richard C. Hunsinger has served as Senior Vice President-Sales and Marketing of the Company since its formation in November 1991. From 1979 through August 1991, Mr. Hunsinger served in various management positions, including Vice President of Sales and Marketing for Winkler/Flexible Products, Inc., a former division of The Coca Cola Company.

Donald D. Walker has served as Senior Vice President - Operations of the Company since November 1992. Mr. Walker served as Vice President of Manufacturing and as Director of Manufacturing of the Company from February 1992 through November 1992. From 1969 until February 1992, Mr. Walker served in various management positions with Scott Container Products Group, Inc. (WinCup’s predecessor), WMF Corporation and Thompson Industries.

John P. McNiff has served as Senior Vice President - Corporate Development of the Company since its formation in November 1991 and as a director since May 1997. Previously Mr. McNiff was Vice President-Corporate Development of Airgas, Inc., a New York Stock Exchange - listed distributor of industrial gases. Mr. McNiff is also a director of Chartwell Investment Partners, LP.

R. Radcliffe Hastings has served as Senior Vice President and Treasurer of the Company since June 1996 and as a director since May 1997. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of America, for 18 years. Mr. Hastings held a variety of management positions in the U.S. banking group and in Bank of America’s securities operation, BA Securities, Inc.

John P. McKelvey has served as Senior Vice President - Human Resources and Administration for the Company since March 22, 2002. From October 1992 through March 2002, Mr. McKelvey was the Vice President - Human

Resources and Quality Assurance for the Company. From February 1992 until October 1992, Mr. McKelvey was Director of Human Resources for the Company. From 1971 until joining the Company, Mr. McKelvey served in a variety of human resources management positions for Scott Container Products Group, Inc., Texstyrene Corporation, WMF Corporation and Thompson Industries.

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

Paul M. Finigan has served as a director of the Company since July 2000. Mr. Finigan has served counsel to the law firm of Day Berry & Howard, LLP since October 2002. From November 1999 to June 2002, Mr. Finigan served as Chief Legal Officer of Lumenos, Inc. Mr. Finigan is also a director of SkinHealth, Inc. where he served as Executive Vice President from March 1999 to November 1999. From November 1988 to September 1997, Mr. Finigan served as Senior Vice President and General Counsel of Value Health, Inc.

ITEM 11.         EXECUTIVE COMPENSATION

Officers of the Company who serve as directors are not compensated for serving as directors of the Company. The Company’s non-officer director receives an annual retainer of $20,000 for his services as director. In addition, all directors are reimbursed for their expenses incurred in attending meetings. The following table sets forth certain information concerning the compensation paid to the Company’s chief executive officer and the Company’s four other most highly compensated executive officers (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 for the year ended December 27, 2002:

Summary Compensation Table

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)		All Other Compensation

Michael T. Kennedy	2002	$3,000,000	$2,500,000	$152,087	(2)	$75,814	(3)
President and Chief Executive	2001	2,500,000	500,000	87,112	(2)	76,376	(3)
Officer	2000	2,500,000	1,130,000	103,255	(2)	99,329	(3)

R. Radcliffe Hastings	2002	500,000	—	—		4,760	(4)
Senior Vice President and	2001	300,000	300,000	—		4,480	(4)
Treasurer	2000	300,000	125,000	—		4,480	(4)

Michael V. Valenza	2002	300,000	—	—		4,760	(4)
Senior Vice President - Finance	2001	275,000	200,000	—		4,480	(4)
and Chief Financial Officer	2000	275,000	—	—		4,480	(4)

Richard C. Hunsinger	2002	300,000	—	—		4,760	(4)
Senior Vice President - Sales	2001	275,000	200,000	—		4,480	(4)
and Marketing	2000	275,000	—	—		4,480	(4)

Donald D. Walker	2002	300,000	—	—		4,760	(4)
Senior Vice President -	2001	275,000	200,000	—		4,480	(4)
Operations	2000	275,000	—	—		4,480	(4)

______________

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the officer for such year.
(2)	Represents transportation costs paid by the Company on behalf of Mr. Kennedy.
(3)	Includes $4,760 of matching contributions by the Company under its 401(k) Retirement Savings Plan and premiums of $71,054, $71,896 and $94,849 in 2002, 2001 and 2000, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(4)	Represents a matching contribution by the Company under its 401(k) Retirement Savings Plan.

The following table sets forth information with respect to options held at December 27, 2002 by the persons named in the Summary Compensation Table above. No options were granted to or exercised by such persons during the fiscal year ended December 27, 2002.

	Number of Securities Underlying Unexercised Options at December 27, 2002		Value of Unexercised In-the-Money Options December 27, 2002(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael T. Kennedy	—	—	—	—
R. Radcliffe Hastings	—	—	—	—
Michael V. Valenza	130	—	$735,000	—
Richard C. Hunsinger	100	—	$663,250	—
Donald D. Walker	125	—	$874,500	—

______________

   (1)   Based on the estimated fair value of $11,800 per share of the underlying securities, as determined by the Company’s Board of Directors.

Employment Agreements

In May 1993, the Company entered into an employment agreement with Richard C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President - Sales and Marketing of the Company. The agreement was for an initial term of seven years and six months and, absent 180 days prior written notice by either party before the end of any renewal term, renews for twelve months from year to year. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000 beginning in 1996, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Senior Vice President and Treasurer of the Company. The agreement was for an initial term of three years and, absent 90 days prior written notice by either party before the end of any renewal term, renews for twelve months from year to year. Mr. Hastings is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the United States during the term of the agreement.

Compensation Committee Interlocks and Insider Participation

Michael T. Kennedy, the Company’s Chief Executive Officer and a director, is also a director of SkinHealth, Inc. of which Paul Finigan, a director of the Company, is a director.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 11, 2003, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned	Percent of Class

Michael T. Kennedy	Voting Common Stock	480	80.0%
Three Radnor Corporate Center
Suite 300
Radnor, PA 19087

John P. McNiff	Voting Common Stock	60	10.0%
Three Radnor Corporate Center
Suite 300
Radnor, PA 19087

R. Radcliffe Hastings	Voting Common Stock	60	10.0%
Three Radnor Corporate Center
Suite 300
Radnor, PA 19087

The following table sets forth certain information as of December 27, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity Compensation plans approved by security holders	736	$5,523	-
Equity Compensation plans not approved by security holders	-	-	-

Total	736	$5,523	-

(1) Excludes the number of securities to be issued upon exercise of outstanding options, warrants and rights.

The following table sets forth certain information as of March 11, 2003, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned(1)		Percent of Class(2)

Michael T. Kennedy	Voting Common Stock	480		80.0%
	Class B Nonvoting Common Stock	3,760	(3)	69.6%
	Nonvoting Common Stock	—		—
Michael V. Valenza	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	150		40.0%
Richard C. Hunsinger	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	150		43.5%
Donald D. Walker	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	182		49.2%
R. Radcliffe Hastings	Voting Common Stock	60		10.0%
	Class B Nonvoting Common Stock	540		10.0%
	Nonvoting Common Stock	—		—
John P. McNiff	Voting Common Stock	60		10.0%
	Class B Nonvoting Common Stock	540		10.0%
	Nonvoting Common Stock	—		—
Paul M. Finigan	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	—		—
Directors and all executive officers as a group (10 persons)	Voting Common Stock	600		100.0%
	Class B Nonvoting Common Stock	4,840		89.6%
	Nonvoting Common Stock	655		89.1%

______________

   (1)   Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 11, 2003, upon the exercise of stock options granted pursuant to the Company’s Equity Incentive Plan, as follows: Michael V. Valenza-130; Richard C. Hunsinger-100; Donald D. Walker-125; and the directors and all executive officers as a group-490.

   (2)   Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively, as well as the shares the respective individual has the right to acquire on or before May 11, 2003.

   (3)   Includes 1,573 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy is entitled to receive 25 of these shares pursuant to the instrument governing the trust and retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer, for personal use. As of December 27, 2002, outstanding principal and interest from these advances totaled $4.3 million, which was the highest amount outstanding in fiscal 2002. These advances accrue interest monthly at the 100% short-term semi-annual applicable federal rate for the current month.

Vincent F. Garrity, Jr., a director of the Company through March 4, 2002, is a partner of Duane Morris LLP, which serves as the Company’s primary legal counsel.

The Company provides certain management services to a related company of which Mr. Kennedy is also a director for which the Company receives a fee. During 2002, the Company earned management fees of $0.5 million. At December 27, 2002, unpaid management fees totaled $0.9 million.

ITEM 14.        CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Documents filed as part of this Annual Report

1.             The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.             Financial Statement Schedules – None.

3.             Exhibits:

3.1

Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2

Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4’’))

4.1

Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

4.2

First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.3

Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.4

Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.5

Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

4.6

Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.7

Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.7 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.8

Seventh Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.8 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the "2001 10-K"))

4.9

Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

4.10

Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

4.11

First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.12

Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.13

Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.12 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.14

Fourth Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Europe Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.14 filed with the 2001 10-K)

4.15	Exchange and Registration Rights Agreement, dated as of October 15, 1997 among

Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

*10.1

Contract of Sale, dated as of December 5, 1996, among Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

**10.2

First Amendment to Styrene Monomer Contract of Sale, dated as of October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.3

Second Amendment to Styrene Monomer Contract of Sale, dated as of January 1, 2001, among Chevron Phillips Chemical Company LP, Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit No. 10.1 filed with the Form 10-Q for the quarterly period ended March 30, 2001 filed by Radnor Holdings Corporation)

10.4

Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

10.5

Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.27 filed with Amendment No. 1 to the Original S-4)

10.6

Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

10.7

Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-4)

10.8

Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-4)

10.9

Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-4)

10.10

Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

10.11	Industrial Building Lease between Centerpoint Properties Corporation and WinCup

Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

10.12

Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

*** 10.13

Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

*** 10.14	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.15

Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

10.16

Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the 2001 10-K)

10.17

First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.18

Letter of clarification dated March 21, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association

10.19

Amended, Restated and Consolidated Revolving Credit Note dated December 26, 2001, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.21 filed with the 2001 10-K)

10.20

Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.22 filed with the 2001 10-K)

10.21

Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.23 filed with the 2001 10-K)

10.22

Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

10.23

Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

10.24	Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup

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

10.26	Trademark Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.28 filed with the 2001 10-K)

10.27	Patent Security Agreement, dated December 26, 2001, between StyroChem Delaware, Inc., and PNC Bank, National Association (Incorporated by reference to Exhibit 10.29 filed with the 2001 10-K)

10.28	Patent Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc., and PNC Bank, National Association (Incorporated by reference to Exhibit 10.30 filed with the 2001 10-K)

10.29	Copyright Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc., and PNC Bank, National Association (Incorporated by reference to Exhibit 10.31 filed with the 2001 10-K)

10.30

Assignment Agreement dated as of December 26, 2001, among Bank of America, N.A., First Union National Bank and PNC Bank, National Association (Incorporated by reference to Exhibit 10.32 filed with the 2001 10-K)

10.31

Amended and Restated Guaranty dated as of December 26, 2001, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.33 filed with the 2001 10-K)

10.32

Amended and Restated Guaranty dated as of December 26, 2001, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.34 filed with the 2001 10-K)

10.33

Joinder dated January 24, 2002 joining Radnor Delaware II, Inc. to the Fourth Amended and Restated Revolving Credit and Security Agreement (Incorporated by reference to Exhibit 10.35 filed with the 2001 10-K)

10.34

Commitment Transfer Supplement, dated as of February 4, 2002, among PNC Bank, National Association, Fleet Capital Corporation, and PNC Bank, National Association, as agent for Lenders under the Fourth Amended and Restated Revolving Credit and Security Agreement. (Incorporated by reference to Exhibit 10.36 filed with the 2001 10-K)

10.35

Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

10.36

Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

10.37	Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.65 filed with Amendment No. 1 to the Original S-4)

*** 10.38	Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

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

10.41

Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987,

Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.42	Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

*** 10.43	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

*** 10.44	Radnor Holdings Corporation Key Executive Retirement Plan (Incorporated by reference to Exhibit No. filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

*** 10.45

Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

*** 10.46

Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

21.1	List of Subsidiaries of the Registrant

99.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

99.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

      *   Portions of this Exhibit have been deleted pursuant to an Order Granting the Company’s Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.

    **   Portions of this Exhibit have been deleted pursuant to an Order Granting the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

  ***   This exhibit represents a management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

No Current Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: March 11, 2003	By:	/s/ MICHAEL T. KENNEDY

Michael T. Kennedy Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY	Chairman of the Board and Chief Executive Officer	March 11, 2003

Michael T. Kennedy

/s/ R. RADCLIFFE HASTINGS	Senior Vice President, Treasurer and Director	March 11, 2003

R. Radcliffe Hastings

/s/ MICHAEL V. VALENZA	Senior Vice President – Finance, Chief Financial Officer and Chief Accounting Officer	March 11, 2003

Michael V. Valenza

/s/ JOHN P. MCNIFF	Senior Vice President – Corporate Development and Director	March 11, 2003

John P. McNiff

/s/ PAUL M. FINIGAN	Director	March 11, 2003

Paul M. Finigan

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Registrant has not sent and does not anticipate sending any annual report to its security holders other than a copy of this Form 10-K report. Registrant has not sent and does not anticipate sending any proxy statement, form of proxy or other proxy solicitation material to more than ten of its security holders with respect to any annual or other meeting of security holders, as it has only three holders of voting securities. If any annual report other than this Form 10-K report is hereafter furnished to Registrant’s security holders, or if any proxy statement, form of proxy or other proxy solicitation material is hereafter sent to more than ten of its security holders with respect to any annual or other meeting of security holders, Registrant will furnish four copies thereof to the Securities and Exchange Commission when it is so sent.

CERTIFICATIONS

I, Michael T. Kennedy certify that:

1.        I have reviewed this annual report on Form 10-K of Radnor Holdings Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/s/ MICHAEL T. KENNEDY

Michael T. Kennedy President and Chief Executive Officer (Principal Executive Officer)

I, Michael V. Valenza certify that:

1.        I have reviewed this annual report on Form 10-K of Radnor Holdings Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/s/ MICHAEL V. VALENZA

Michael V. Valenza Senior Vice President- Finance and Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheet of Radnor Holdings Corporation and subsidiaries as of December 27, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The fiscal 2001 and 2000 consolidated financial statements of Radnor Holdings Corporation and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 2 to the consolidated financial statements, in their report dated March 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radnor Holdings Corporation and subsidiaries as of December 27, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the fiscal 2001 and fiscal 2000 consolidated financial statements of Radnor Holdings Corporation and subsidiaries, were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to reflect the Company’s change in reporting of sales and marketing rebates. We audited the adjustments described in Note 2 that were applied to revise the fiscal 2001 and fiscal 2000 consolidated financials statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements of Radnor Holdings Corporation and subsidiaries other than with respect to such adjustments and disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation (a Delaware corporation) and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania March 13, 2002

Above is a copy of the report previously issued by Arthur Andersen LLP in connection with Radnor Holdings Corporation's filing on Form 10-K for the year ended December 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with Radnor Holdings Corporation's filing on Form 10-K for the year ended December 27, 2002. In accordance with EITF 00-22, the Company has changed its reporting of sales and marketing rebates as discussed in Note 2.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 27, 2002 and December 28, 2001
(In thousands, except share amounts)

	2002	2001

Assets
Current assets:
Cash	$4,059	$4,304
Accounts receivable, net	36,165	33,044
Inventories, net	37,715	30,939
Prepaid expenses and other	7,115	9,908
Deferred tax asset	1,838	2,123

	86,892	80,318

Property, plant, and equipment, at cost:
Land	6,956	6,856
Supplies and spare parts	4,282	4,455
Buildings and improvements	39,385	38,624
Machinery and equipment	198,794	182,651

	249,417	232,586
Less accumulated depreciation	(73,921)	(58,102)

	175,496	174,484
Other assets	21,744	19,384

	$284,132	$274,186

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,141	$34,865
Accrued liabilities	15,154	18,098
Current portion of long-term debt	6,548	3,987
Current portion of capitalized lease obligations	1,141	1,050

	56,984	58,000
Long-term debt, net of current portion	205,928	205,426
Capitalized lease obligations, net of current portion	1,597	2,447
Deferred tax liability	7,816	6,064
Other non-current liabilities	1,746	2,132

Commitments and contingencies (note 4)
Stockholders’ equity:
Voting and nonvoting common stock. Authorized 22,700 shares; issued and outstanding 6,245 shares	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(4,663)	(9,310)
Cumulative translation adjustment	(4,664)	(9,961)

Total stockholders’ equity	10,061	117

	$284,132	$274,186

See accompanying notes to consolidated financial statements

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal years ended December 27, 2002, December 28, 2001
and December 29, 2000
(In thousands)

	2002	2001	2000

Net sales	$323,182	$325,734	$353,752
Cost of goods sold	243,501	250,719	277,254

Gross profit	79,681	75,015	76,498

Operating expenses:
Distribution	22,621	25,176	26,003
Selling, general and administrative	26,959	31,304	36,252
Gain on sale of business	—	(10,493)	—

	49,580	45,987	62,255

Income from continuing operations	30,101	29,028	14,243

Other expense:
Interest	21,382	22,331	21,725
Other, net	1,146	2,657	1,104

	22,528	24,988	22,829

Income (loss) before income taxes and discontinued operations	7,573	4,040	(8,586)
Provision (benefit) for income taxes	2,878	2,150	(3,074)

Income (loss) before discontinued operations	4,695	1,890	(5,512)

Loss from discontinued operations, net of tax	48	247	144

Net income (loss)	$4,647	$1,643	$(5,656)

See accompanying notes consolidated to financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal years ended December 27, 2002, December 28, 2001,
and December 29, 2000
(In thousands, except share amounts)

	Voting and nonvoting common stock		Additional paid-in capital	Retained earnings/ (deficit)	Cumulative translation adjustment	Total

	Shares	Amount

Balance, December 31, 1999	6,245	$1	$19,387	$(5,297)	$(6,517)	$7,574
Comprehensive income:
Net loss	—	—	—	(5,656)	—	(5,656)
Translation adjustment	—	—	—	—	(3,729)	(3,729)

Total comprehensive loss						(9,385)

Balance, December 29, 2000	6,245	1	19,387	(10,953)	(10,246)	(1,811)
Comprehensive income:
Net income	—	—	—	1,643	—	1,643
Translation adjustment	—	—	—	—	285	285

Total comprehensive income						1,928

Balance, December 28, 2001	6,245	1	19,387	(9,310)	(9,961)	117
Comprehensive income:
Net income	—	—	—	4,647	—	4,647
Translation adjustment	—	—	—	—	5,297	5,297

Total comprehensive income						9,944

Balance, December 27, 2002	6,245	$1	$19,387	$(4,663)	$(4,664)	$10,061

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal years ended December 27, 2002, December 28, 2001,
and December 29, 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$4,647	$1,643	$(5,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,010	19,321	18,790
Gain on sale of business	—	(10,493)	—
Deferred income taxes	2,233	1,703	(3,113)
Income from unconsolidated affiliates	(6,165)	—	—
Discontinued operations	48	247	144
Changes in operating assets and liabilities, net of effects of disposition of businesses
Accounts receivable, net	(761)	(1,882)	(8,968)
Inventories, net	(5,817)	4,150	(4,663)
Prepaid expenses and other	(440)	1,623	(6,271)
Accounts payable	(825)	(14,924)	11,935
Accrued liabilities	(3,839)	(2,058)	(1,189)

Net cash provided by (used in) continuing operations	8,091	(670)	1,009
Net cash used in discontinued operations	(130)	(67)	(2,446)

Net cash provided by (used in) operating activities	7,961	(737)	(1,437)

Cash flows from investing activities:
Capital expenditures	(10,558)	(12,358)	(15,292)
Net cash proceeds from sale of business	—	30,935	—
Distributions from unconsolidated affiliates	6,767	—	—
Investments in unconsolidated affiliates	(4,939)	—	—
Increase in other assets	(1,364)	(3,005)	(3,432)

Net cash provided by (used in) investing activities	$(10,094)	$15,572	$(18,724)

(Continued)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal years ended December 27, 2002, December 28, 2001,
and December 29, 2000
(In thousands)

	2002	2001	2000

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit lines and unsecured notes payable	$6,664	$(16,609)	$16,402
Borrowings on term debt and mortgage notes	—	7,158	8,951
Payments on term debt and mortgage notes	(3,601)	(3,454)	(7,825)
Payments on capitalized lease obligations	(759)	(1,147)	(1,089)

Net cash provided by (used in) financing activities	2,304	(14,052)	16,439

Effect of exchange rate changes on cash	(416)	(205)	(131)

Net increase (decrease) in cash	(245)	578	(3,853)
Cash, beginning of period	4,304	3,726	7,579

Cash, end of period	$4,059	$4,304	$3,726

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,163	$21,031	$21,064

Cash paid during the period for income taxes, net of refunds of $17 in 2001 and $168 in 2000	$648	$123	$(168)

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Organization, Sale of Business and Discontinued Operations

The Company

Radnor Holdings Corporation (“Radnor”) was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. (“Benchmark”) and WinCup Holdings, Inc. (“WinCup”). Radnor, through its WinCup subsidiary, is the second largest producer in the United States of foam cups and containers for the foodservice industry. Through its Radnor Chemical Corporation subsidiary, Radnor is the fifth largest worldwide producer of expandable polystyrene (“EPS”). Radnor and its subsidiaries (collectively the “Company”) sell their products primarily to national, institutional, retail, and wholesale customers throughout the U.S., Canada, Mexico, and Europe. The Company markets its products under a variety of brand and trade names, including “WinCup®,” “Handi-Kup®,” and “StyroChem®.”

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 28% and 25% of the Company’s net sales for each of the fiscal years 2002 and 2001 respectively. Although the Company has not lost sales from its key customers in fiscal years 2002 and 2001, if any of such customers substantially reduces its level of purchases from the Company, the Company’s profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

Sale of ThermiSol Business

On December 12, 2001 the Company completed the sale of its ThermiSol operations, which included seven manufacturing plants that convert EPS into insulation products for sale primarily to the Nordic construction industry, to CRH Europe B.V. and CRH Denmark A/S (collectively “CRH”). In accordance with the stock purchase agreement dated November 16, 2001, CRH purchased all of the stock of ThermiSol Finland Oy, ThermiSol Sweden AB and ThermiSol Denmark A/S from Radnor. In connection with the sale transaction, Radnor and its affiliates agreed not to engage in certain activities that would compete with the Business for a period of two years following the closing (the “Competition Covenant”).

The consideration for the sale of the business and the Competition Covenant was $34.4 million in cash, and the assumption of net third party debt of $0.7 million. In connection with the sale of the business, Radnor realized a $10.5 million gain.

Discontinued Operations

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. (“Benchmark”), WinCup Holdings, Inc. (“WinCup”) and the Fort James Corporation, formerly James River Paper Company, Inc. (“Fort James”), dated October 31, 1995. Benchmark and WinCup sold to Fort James all of the assets of Benchmark’s cutlery and straws business and all of the assets of WinCup’s thermoformed cup business, except for cash, accounts receivable, and prepaid assets. The operations of Benchmark’s cutlery and straws business and WinCup’s thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2002, 2001 and 2000, net of tax benefits of $32,000, $165,000 and $96,000, respectively, represents the settlement of a contingent liability related to the discontinued operations.

(2)           Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000 were fifty-two week periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radnor and all of its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used when the Company has a 20% to 50% ownership interest in other companies. Under the equity method, original investments are recorded at cost in other assets and adjusted for the Company’s share of undistributed earnings or losses of these companies. During the current year, $6.2 million of income from unconsolidated affiliates is included as an offset to selling, general and administrative expenses.

Accounts Receivable, Net

Accounts receivable are net of allowances for doubtful accounts of $205,000 and $538,000 at December 27, 2002 and December 28, 2001, respectively. Bad debt expense was $294,000, $565,000 and $101,000 for fiscal years 2002, 2001 and 2000, respectively. The related write-offs of accounts receivable were $627,000, $463,000 and $97,000 for those years, respectively.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 27, 2002 and December 28, 2001, consisted of the following (in housands):

	2002	2001

Raw materials	$8,378	$6,813
Work-in process	1,442	1,290
Finished goods	27,895	22,836

	$37,715	$30,939

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in 2002, 2001 and 2000 was $14,122,000, $14,590,000 and $13,273,000, respectively.

Supplies and Spare Parts

Supplies and spare parts include maintenance parts maintained in central stores locations. When needed at the manufacturing facilities, parts are shipped and expensed.

Other Assets

Other assets include deferred financing costs of $1.4 million and $2.9 million as of December 27, 2002 and December 28, 2001, respectively, related to the financing arrangements and note offerings executed in 1996 and 1997. Such costs are being amortized over the terms of the related debt instruments. Amortization of deferred costs of $1,492,000, $1,498,000 and $1,499,000 was included in interest expense for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

Environmental Expenditures

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

Revenue Recognition

Revenue is recognized as risk of ownership and title to the product transfers to the customer, which usually occurs when goods are shipped.

In accordance with Emerging Issues Task Force Issue No. 00-22, the Company has changed its reporting of sales and marketing rebates to include them as an offset to revenues. Previously they were included in selling, general and administrative expenses. The consolidated statements of operations of the prior periods have been adjusted to reflect this reclassification. The sales and marketing rebates were $8.4 million, $6.6 million and $8.8 million in fiscal 2002, 2001 and 2000, respectively.

Currency Translation

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company’s foreign entities report their assets, liabilities, and results of operations in the currency in which the entity primarily conducts its business. Foreign assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders’ equity. Currency transaction gains and losses are not material.

Research and Development

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs represented 0.8%, 0.8% and 1.0% of net sales in 2002, 2001 and 2000, respectively.

Stock Option Accounting

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. See Footnote 7 for additional information regarding the Company’s stock option plan.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset's useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; and estimates of realizeability of deferred tax assets.

Fair Value of Financial Instruments

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company’s bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the senior notes at December 27, 2002 approximate their carrying values.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. The Company does not believe this Statement will have an effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of this pronouncement in the beginning of fiscal 2002. The adoption had no effect on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Statement requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company adopted this Statement during the fourth quarter of its year ended December 27, 2002. The impact on the Company was to reclassify the extraordinary item recorded during the quarter ended March 29, 2002 to income from continuing operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. The Company is currently evaluating the impact, if any, that adopting FASB Interpretation No. 46 may have on its consolidated financial statements.

(3)           Long-Term Debt

Long-term debt consists of the following (in thousands):

	2002	2001

Series A and Series B Senior Notes bearing interest at 10.0%, interest payable semi-annually, due December 1, 2003, including a premium of $386 and $806 at December 27, 2002 and at December 28, 2001, respectively.	$159,886	$160,806

Outstanding balance under the Fourth Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. At December 27, 2002, the interest rate was based upon LIBOR rates with various maturities (1.68%) plus 2.50% or at U.S. prime (4.25%). The obligations of the Company under the Credit Agreement are secured by a lien on substantially all of the Company’s U.S. subsidiaries’ inventory, receivables and general intangibles.	29,652	22,191

Outstanding balance under the Canadian Revolving Credit Facility (borrowing capacity of $5.0 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts subfacility), with Canadian dollar advances bearing interest at Canadian prime (4.50%) at December 27, 2002. There were no U.S dollar advances outstanding at December 27, 2002. Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company’s Canadian subsidiary.	2,568	2,444

Outstanding balances under Canadian term loans, bearing interest at Canadian prime (4.50% at December 27, 2002) plus 1.0%, secured by substantially all assets of the Company’s Canadian subsidiary, payable in monthly or quarterly installments of principal plus interest, over a maximum of five to seven years.	393	567

Outstanding balance under Canadian term loan, bearing interest at 6.05% at December 27, 2002, collateralized by a mortgage agreement, payable in monthly installments of principal and interest of approximately $4,400 Canadian commencing January 2000 with final payment due December 2025.	411	414

	2002	2001

Outstanding balances under capital expenditure loans bearing interest at various rates between 8.36% and 9.86%, payable in quarterly principal; and interest installments, due between February 2005 and December 2006, secured by equipment purchased with the proceeds.	$7,962	$10,135

Outstanding balances under term loan facilities, bearing interest at the Company’s option at a rate based upon various formulae as defined in the agreements. At December 27, 2002, the rates were based upon LIBOR plus margin (3.83%) and a fixed rate (7.04%). The term loans are payable in monthly and quarterly principal installments plus interest with final payments due September 2003 and June 2013. The term loans are secured by certain mortgage agreements.	9,320	10,324

Outstanding balances under term loan facility, bearing interest at 6 month EURIBOR (2.88% at December 27, 2002) plus margin (1.0% at December 27, 2002) payable in quarterly principal installments plus interest with final payment due in March 2006.	2,284	2,532

	212,476	209,413
Less current portion	(6,548)	(3,987)

	$205,928	$205,426

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were or will be used to repay the existing $159.5 million Series A and Series B Senior Notes and outstanding borrowings under the existing revolving credit facilities. Accordingly, the current portion of the notes has been classified as non-current.

On December 26, 2001, the Company and certain of its domestic subsidiaries as borrowers, entered into the Credit Agreement, pursuant to which the Third Amended and Restated Revolving Credit and Security Agreement dated as of December 29, 1999 was amended and restated. The Credit Agreement decreased the credit facility from $50.0 million to $35.0 million and eliminated the European sublimit. The Credit Agreement provides for a fee of 0.375% per annum on the undrawn amount of the credit facility, and letter of credit fees in the amount of 1.75% and 0.25% of the aggregate face amount of standby letters of credit and documentary letters of credit, respectively. There is a $5.0 million sub limit on standby letters of credit and $1.0 million sub limit on documentary letters of credit. At each of the years ending December 27, 2002 and December 28, 2001, the Company had outstanding $2.4 million and $1.8 million of standby letters of credit, respectively.

The debt issuance premium on the Series B Notes is being amortized over the life of the notes. For the years 2002, 2001 and 2000, premium amortization of $420,000, $390,000 and $344,000, respectively, has been recorded as a reduction of interest expense.

Each of the above agreements contain certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends, the repurchase of stock, the incurrence of additional debt, the amount of capital expenditures and additional investments and the sale or disposition of assets. The Company is also required to maintain a minimum net worth and certain financial ratios including debt to equity, current, debt coverage, and earnings to interest expense. The Company is in compliance with all financial covenants.

Future debt maturities, excluding the debt premium, are as follows (in thousands):

2003	$6,548
2004	3,940
2005	3,573
2006	1,361
2007	583
2008 and thereafter	196,085

$212,090

(4)       Commitments and Contingencies

Leases

The Company leases certain of its manufacturing, warehouse and office facilities, and transportation equipment under noncancellable operating and capital lease arrangements.

The future minimum payments under noncancellable operating leases are as follows (in thousands):

2003	$6,664
2004	5,176
2005	3,539
2006	2,621
2007	2,016
2008 and thereafter	4,468

$24,484

Rental expense for all operating leases was $6,953,000, $7,492,000 and $7,447,000 for 2002, 2001 and 2000, respectively.

The future minimum payments under capital leases are as follows (in thousands):

2003	$1,317
2004	799
2005	654
2006	249
2007	40

Total minimum lease payments	3,059
Less interest (at rates from 4.90% to 8.24%)	321

Present value of net minimum lease payments	2,738
Less current maturities	1,141

Capital lease obligations	$1,597

Litigation

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position or results of operations.

Supply Agreements

In January 2001, the Company amended its primary North American styrene monomer supply contract. The initial term of the contract extends through December 2006. Under the amended contract, the Company is required to purchase 150 million pounds of its annual North American styrene monomer requirements from one supplier and has certain rights to purchase additional styrene monomer.

In connection with the 1997 acquisition of its European specialty chemicals operations, the Company negotiated a contract to provide a long-term supply of styrene monomer through December 2004 at a reduced price and with volume discounts to such operations.

(5)       Stockholders’ Equity

The Company is currently authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series preferred stock. At December 27, 2002, there are issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $0.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $0.01.

(6)       Income Taxes

The components of income (loss) before taxes by source of income are as follows (in thousands):

	2002	2001	2000

United States	$3,363	$4,394	$(9,034)
Non U.S.	4,210	(354)	448

	$7,573	$4,040	$(8,586)

The provision (benefit) for income taxes for each of the three years in the period ended December 27, 2002 is as follows (in thousands):

	2002	2001	2000

Current:
Federal	$(105)	$—	$—
State	82	25	34
Foreign	668	422	5
Deferred	951	5,405	3,761
Utilization (generation) of net operating loss carryforwards (excluding generation of net operating loss due to discontinued operations in 2000, 2001 and 2002)	1,234	(3,907)	(6,874)
Valuation allowance	48	205	—

	$2,878	$2,150	$(3,074)

The components of deferred taxes at December 27, 2002 and December 28, 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards including loss from discontinued operations	$25,859	$27,136
Vacation pay and compensation accruals	493	724
Bad debt, inventory, and returns and allowances	609	744
Other accruals	571	649
Valuation allowance	(367)	(325)

	27,165	28,928
Deferred tax liabilities:
Accelerated tax depreciation	27,924	27,324
Gain on sale of business	1,101	4,635
Other	4,118	910

	33,143	32,869

Net deferred tax liability	$5,978	$3,941

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (in thousands):

	2002	2001	2000

United States federal statutory income tax	$2,575	$1,366	$(2,919)
State income taxes, net of federal benefit	228	176	(259)
Nondeductible expenses	133	108	112
Foreign tax rate differential	(58)	463	4
Other	—	37	(12)

	$2,878	$2,150	$(3,074)

As of December 27, 2002, the Company had approximately $67.2 million of net operating loss carryforwards for federal income tax purposes, which expire through 2021.

(7)       Stock Option Plan

The 1992 Equity Incentive Plan (the ”Plan”) provides for the grant of nonqualified options to purchase shares of the Nonvoting Common Stock subject to certain limitations. Nonqualified stock options are issuable only to eligible officers and employees of the Company. The Company has reserved 1,249 shares of its Nonvoting Common Stock for issuance under the Plan.

The per share exercise price of a stock option may not be less than 75% of the fair market value of the Nonvoting Common Stock, as determined by the board of directors, on the date the option is granted. Such options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to a date not less than three months prior to the date of exercise. The exercise date of an option granted under the plan cannot be later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by the Company become available once again for issuance.

The following summarizes the stock option activity under the Plan:

	2002	2001	2000

Options outstanding at beginning of period:	1,051	1,109	1,111
Granted	—	—	—
Exercised	—	—	—
Canceled	(315)	(58)	(2)

Options outstanding at end of period	736	1,051	1,109

Options available for grant	—	198	140

Exercisable at end of period	736	963	935

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net income would have been reduced to the pro forma amounts indicated below.

	2002	2001	2000

	(In thousands)
Net income (loss):
As reported	$4,647	$1,643	$(5,656)
Pro forma	4,480	1,357	(5,942)

This pro forma impact may not be representative of the effects for future years and is likely to increase as additional options are granted and amortized over the vesting period.

As the Company’s stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions: risk-free rate of interest – 6.31%; expected life – 10 years; and no dividends paid.

(8)       Employee Benefit Plan

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee’s annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 27, 2002. Employer matching contributions to the plan amounted to $709,000, $700,000 and $729,000 for each of the three years in the period ended December 27, 2002, respectively.

Certain of the Company’s European subsidiaries maintain defined contribution benefit plans. Pension expense related to these plans was $1,299,000, $1,795,000 and $2,074,000 in 2002, 2001 and 2000, respectively.

(9)       Related Party Transactions

A former director of the Company is a partner in the law firm, which serves as the Company’s primary legal counsel. During 2002, 2001 and 2000, the Company paid fees of $472,000, $203,000 and $267,000, respectively, to this firm.

The Company provides certain management services and rights to a related company. For the management services and rights, the Company receives fees and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 2002, 2001 and 2000, the Company earned management fees, interest and royalties of $0.5, $1.1 million and $1.1 million, respectively. At December 27, 2002 and December 28, 2001, unpaid management fees, interest, royalties and expense advances totaled $0.9 million and $4.6 million, respectively.

The Company has made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer. As of December 27, 2002, outstanding principal and interest from these advances totaled $4.3 million.

(10)     Segment Information

The Company has two business segments that operate within three distinct geographic regions. The packaging and insulation segment produces food packaging and insulation products for distribution to the foodservice, insulation, and packaging industries. The specialty chemicals segment produces EPS for internal consumption by the packaging and insulation segment in addition to selling to third-party manufacturers. Each of these segments operates in the United States, Canada, and Europe. Financial results for the periods presented are not fully comparable because of the December 2001 disposition of the Company’s European insulation operations.

The following tables summarize the Company’s financial information and results of operations by segment and geographic region for fiscal years 2000 through 2002 (in thousands):

Operating:

2002	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated

Sales to unaffiliated customers	$195,328	$124,508	$3,346	$—	$323,182
Transfers between operating segments	79	9,804	—	(9,883)	—
Income (loss) from continuing operations	29,707	4,353	(3,959)	—	30,101
Indentifiable assets	162,123	94,528	27,481		284,132
Capital expenditures	7,632	2,641	285	—	10,558
Depreciation expense	9,074	4,859	189	—	14,122

2001	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated

Sales to unaffiliated customers	$235,634	$88,013	$2,087	$—	$325,734
Transfers between operating segments	232	25,645	—	(25,877)	—
Income (loss) from continuing operations	26,193	(3,228)	6,063	—	29,028
Indentifiable assets	167,063	79,645	27,478	—	274,186
Capital expenditures	5,851	6,216	291	—	12,358
Depreciation expense	9,582	4,706	302	—	14,590

2000	Packaging and insulation	Specialty chemicals	Corporate and other	Elimination	Consolidated

Sales to unaffiliated customers	$238,774	$112,007	$2,971	$—	$353,752
Transfers between operating segments	190	32,127	—	(32,317)	—
Income (loss) from continuing operations	16,621	2,527	(4,905)	—	14,243
Indentifiable assets	188,729	87,347	29,923	—	305,999
Capital expenditures	9,684	5,512	96	—	15,292
Depreciation expense	8,876	4,249	148	—	13,273

Geographic:

2002	United States	Canada	Europe	Eliminations	Consolidated

Sales to unaffiliated customers	$226,129	$21,712	$75,341	$—	$323,182
Transfers between geographic segments	79	9,804	—	(9,883)	—
Income from continuing operations	22,652	4,691	2,758	—	30,101
Identifiable assets	219,679	11,767	52,686	—	284,132

2001	United States	Canada	Europe	Eliminations	Consolidated

Sales to unaffiliated customers	$223,559	$16,516	$85,659	$—	$325,734
Transfers between geographic segments	232	9,845	—	(10,077)	—
Income from continuing operations	22,913	3,971	2,144	—	29,028
Identifiable assets	219,008	11,010	44,168	—	274,186

2000	United States	Canada	Europe	Eliminations	Consolidated

Sales to unaffiliated customers	$232,472	$19,744	$101,536	$—	$353,752
Transfers between geographic segments	954	10,444	—	(11,398)	—
Income from continuing operations	2,461	2,089	9,693	—	14,243
Identifiable assets	227,611	11,488	66,900	—	305,999

(11)     Supplemental Financial Information

Radnor Holdings Corporation is a holding company that has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes and the $60 million Series B Senior Notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 Regulation S-X.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 27, 2002
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventories, net	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	6,280	840	(1,845)	7,115
Deferred tax asset	—	1,838	—	—	1,838

	1,840	57,687	43,754	(16,389)	86,892

Property, plant, and equipment	—	199,253	50,164	—	249,417
Less accumulated depreciation	—	(59,742)	(14,179)	—	(73,921)

	—	139,511	35,985	—	175,496

Intercompany receivable	32,641	1,990	(266)	(34,365)	—
Investment in subsidiaries	106,153	24,235	843	(131,231)	—
Other non current assets	1,809	4,408	15,527	—	21,744

	$142,443	$227,831	$95,843	$(181,985)	$284,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capital lease obligations	—	6,811	878	—	7,689

	1,161	52,145	11,539	(7,861)	56,984

Long-term debt, net of current portion	159,886	57,824	4,778	(16,560)	205,928
Capital lease obligations, net of current portion	—	1,597	—	—	1,597
Intercompany payable	25,736	5,074	16,553	(47,363)	—
Deferred tax liability	(3,991)	7,521	4,167	119	7,816
Other non-current liabilities	—	1,745	1	—	1,746

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,928	34,216	(293)	(4,663)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity	(40,349)	101,925	58,805	(110,320)	10,061

	$142,443	$227,831	$95,843	$(181,985)	$284,132

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the twelve months ended December 27, 2002
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$226,208	$106,857	$(9,883)	$323,182
Cost of goods sold	—	167,290	86,094	(9,883)	243,501

Gross profit	—	58,918	20,763	—	79,681
Operating expenses:
Distribution	—	17,009	5,612	—	22,621
Selling, general, and administrative	1	26,346	612	—	26,959

Income from operations	(1)	15,563	14,539	—	30,101
Other expense:
Interest, net	4,804	13,927	2,651	—	21,382
Other, net	6	(393)	1,533	—	1,146

Income (loss) before income taxes and discontinued operations	(4,811)	2,029	10,355	—	7,573
Provision for income taxes:
Current	(1,781)	2,019	407	—	645
Deferred	149	(310)	2,394	—	2,233

	(1,632)	1,709	2,801	—	2,878

Income (loss) before discontinued operations	(3,179)	320	7,554	—	4,695
Loss from discontinued operations, net of tax	48	—	—	—	48

Net income (loss)	$(3,227)	$320	$7,554	$—	$4,647

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the twelve months ended December 27, 2002
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(5,014)	$11,896	$846	$233	$7,961
Cash flows from investing activities:
Capital expenditures	—	(10,000)	(558)	—	(10,558)
Increase in other assets	977	25	(608)	70	464

Net cash provided by (used in) investing activities	977	(9,975)	(1,166)	70	(10,094)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(404)	4,283	(816)	—	3,063
Net payments on capital lease obligations	—	(759)	—	—	(759)
Change in intercompany, net	4,472	(7,064)	2,895	(303)	—
Change in deferred tax liability	(31)	(457)	488	—	—

Net cash provided by (used in) financing activities	4,037	(3,997)	2,567	(303)	2,304

Effect of exchange rate changes on cash	—	(552)	136	—	(416)

Net increase (decrease) in cash	—	(2,628)	2,,383	—	(245)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$392	$3,667	$—	$4,059

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
December 28, 2001
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$—	$3,020	$1,284	$—	$4,304
Accounts receivable, net	—	22,524	10,520	—	33,044
Inventories, net	—	24,568	6,371	—	30,939
Intercompany receivable	—	—	24,906	(24,906)	—
Prepaid expenses and other	148	8,520	1,240	—	9,908
Deferred tax asset	—	1,994	132	(3)	2,123

	148	60,626	44,453	(24,909)	80,318

Property, plant, and equipment	—	190,065	42,521	—	232,586
Less accumulated depreciation	—	(48,914)	(9,188)	—	(58,102)

	—	141,151	33,333	—	174,484

Intercompany receivable	11,481	2,093	—	(13,574)	—
Investment in subsidiaries	106,153	25,078	1	(131,232)	—
Deferred tax asset	3,985	—	—	(3,985)	—
Other assets	3,226	9,756	6,402	—	19,384

	$124,993	$238,704	$84,189	$(173,700)	$274,186

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$25,366	$9,499	$—	$34,865
Accrued liabilities	1,310	15,070	1,718	—	18,098
Intercompany payable	—	24,516	—	(24,516)	—
Current deferred tax liability	—	—	3	(3)	—
Current portion of long-term debt and capital lease obligations	—	4,245	792	—	5,037

	1,310	69,197	12,012	(24,519)	58,000

Long-term debt, net of current portion	160,805	39,456	5,165	—	205,426
Capital lease obligations, net of current portion	—	2,447	—	—	2,447
Intercompany payable	—	—	35,155	(35,155)	—
Deferred tax liability	—	10,072	(23)	(3,985)	6,064
Other non-current liabilities	—	2,132	—	—	2,132

Commitments and contingencies
Stockholders’ equity:
Voting and nonvoting common stock	1	4	23	(27)	1
Additional paid-in capital	9,164	97,634	22,590	(110,001)	19,387
Retained earnings (deficit)	(46,287)	25,745	11,225	7	(9,310)
Cumulative translation adjustment	—	(7,983)	(1,958)	(20)	(9,961)

Total stockholders’ equity	(37,122)	115,400	31,880	(110,041)	117

	$124,993	$238,704	$84,189	$(173,700)	$274,186

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Fiscal year ended December 28, 2001
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$226,817	$110,565	$(11,648)	$325,734
Cost of goods sold	—	177,835	84,532	(11,648)	250,719

Gross profit	—	48,982	26,033	—	75,015
Operating expenses:
Distribution	—	17,542	7,634	—	25,176
Selling, general, and administrative	—	21,069	10,235	—	31,304
Gain on sale of business	—	(10,493)	—	—	(10,493)

Income from continuing operations	—	20,864	8,164	—	29,028
Other expense:
Interest, net	—	18,376	3,955	—	22,331
Other, net	—	670	1,987	—	2,657

Income before income taxes and discontinued operations	—	1,818	2,222	—	4,040

Provision (benefit) for income taxes:
Current	—	329	118	—	447
Deferred	—	1,993	(290)	—	1,703

	—	2,322	(172)	—	2,150

Income (loss) before discontinued operations	—	(504)	2,394	—	1,890
Loss from discontinued operations, net of tax	247	—	—	—	247

Net income (loss)	$(247)	$(504)	$2,394	$—	$1,643

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Fiscal year ended December 28, 2001
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(5,161)	$610	$3,814	$—	$(737)
Cash flows from investing activities:
Capital expenditures	—	(7,197)	(5,161)	—	(12,358)
Investment in subsidiary	—	(18,073)	—	18,073	—
Net cash proceeds from sale of business	—	30,935	—	—	30,935
Increase in other assets	949	(2,290)	(1,664)	—	(3,005)

Net cash provided by (used in) investing activities	949	3,375	(6,825)	18,073	15,572

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	—	(9,933)	(2,972)	—	(12,905)
Net payments on capital lease obligations	—	(928)	(219)	—	(1,147)
Change in paid-in-capital	—	—	18,073	(18,073)	—
Change in intercompany, net	4,212	8,574	(12,786)	—	—

Net cash provided by (used in) financing activities	4,212	(2,287)	2,096	(18,073)	(14,052)

Effect of exchange rate changes on cash	—	428	(633)	—	(205)

Net increase (decrease) in cash	—	2,126	(1,548)	—	578
Cash, beginning of period	—	894	2,832	—	3,726

Cash, end of period	$—	$3,020	$1,284	$—	$4,304

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Fiscal year ended December 29, 2000
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$234,085	$131,065	$(11,398)	$353,752
Cost of goods sold	—	189,723	98,929	(11,398)	277,254

Gross profit	—	44,362	32,136	—	76,498
Operating expenses:
Distribution	—	18,392	7,611	—	26,003
Selling, general, and administrative	—	25,469	10,783	—	36,252

Income from continuing operations	—	501	13,742	—	14,243
Other expense:
Interest, net	—	16,910	4,815	—	21,725
Other, net	—	(5,354)	6,458	—	1,104

Income (loss) before income taxes and discontinued operations	—	(11,055)	2,469	—	(8,586)

Provision (benefit) for income taxes:
Current	—	15	24	—	39
Deferred	—	(3,112)	(1)	—	(3,113)

	—	(3,097)	23	—	(3,074)

Income (loss) before discontinued operations	—	(7,958)	2,446	—	(5,512)
Loss from discontinued operations, net of tax	144	—	—	—	144

Net income (loss)	$(144)	$(7,958)	$2,446	$—	$(5,656)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Fiscal year ended December 29, 2000
(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(7,242)	$6,572	$(767)	$—	$(1,437)
Cash flows from investing activities:
Capital expenditures	—	(11,920)	(3,372)	—	(15,292)
Increase in other assets	1,018	(2,645)	(1,805)	—	(3,432)

Net cash provided by (used in) investing activities	1,018	(14,565)	(5,177)	—	(18,724)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	—	9,420	8,108	—	17,528
Net payments on capital lease obligations	—	(855)	(234)	—	(1,089)
Change in intercompany, net	6,224	(2,783)	(3,441)	—	—

Net cash provided by (used in) financing activities	6,224	5,782	4,433	—	16,439

Effect of exchange rate changes on cash	—	191	(322)	—	(131)

Net increase (decrease) in cash	—	(2,020)	(1,833)	—	(3,853)
Cash, beginning of period	—	2,914	4,665	—	7,579

Cash, end of period	$—	$894	$2,832	$—	$3,726