Form 10-K/A
period 2002-12-27
RADNOR HOLDINGS CORP
filed 2003-04-22
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 27, 2002

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-19495

RADNOR HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	23-2674715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Radnor Corporate Center, Suite 300 100 Matsonford Road, Radnor, Pennsylvania	19087
(address of principal executive offices)	(Zip Code)

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

Yes [    ]             No [ X ]

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2002 that was originally filed with the Securities and Exchange Commission on March 12, 2003 (the “Original Filing”) is being filed solely to amend and restate Item 15 to list as exhibits two material contracts that were omitted from the Original Filing. One of those exhibits, which has not previously been filed, is being filed together with this Amendment No. 1.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules—None.

3.	Exhibits:

3.1

Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2

Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1

Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

4.2

First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.3

Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.4

Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.5

Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

4.6

Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.7

Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.7 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.8

Seventh Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.8 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

4.9

Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

4.10

Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

4.11

First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.12

Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.13

Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.12 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.14

Fourth Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Europe Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.14 filed with the 2001 10-K)

4.15

Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

*10.1

Contract of Sale, dated as of December 5, 1996, among Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No. 1 to the Original S-4)

**10.2

First Amendment to Styrene Monomer Contract of Sale, dated as of October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.3

Second Amendment to Styrene Monomer Contract of Sale, dated as of January 1, 2001, among Chevron Phillips Chemical Company LP, Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit No. 10.1 filed with the Form 10-Q for the quarterly period ended March 30, 2001 filed by Radnor Holdings Corporation)

10.4

Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

10.5

Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.27 filed with Amendment No. 1 to the Original S-4)

10.6

Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

10.7

Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-4)

10.8

Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-4)

10.9

Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-4)

10.10

Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

10.11

Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

10.12

Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

***10.13

Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***10.14	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.15

Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original
S-4)

10.16

Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the 2001 10-K)

10.17

First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.18

Letter of clarification dated March 21, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

10.19

Amended, Restated and Consolidated Revolving Credit Note dated December 26, 2001, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.21 filed with the 2001 10-K)

10.20

Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.22 filed with the 2001 10-K)

10.21

Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.23 filed with the 2001 10-K)

10.22

Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

10.23

Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

10.24

Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

10.25

Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

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
*** 10.45

Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

***10.46

Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

+ 10.47

Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

++10.48	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)
99.1

Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (incorporated by reference to Exhibit 99.1 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

99.2

Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (incorporated by reference to Exhibit 99.2 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

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
+

Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under Exchange Act and Rule 24b-2 Promulgated Thereunder.

++	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: April 21, 2003	By:	/s/ Michael T. Kennedy
Michael T. Kennedy
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

I, Michael T. Kennedy certify that:

1.	I have reviewed this annual report on Form 10-K/A of Radnor Holdings Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 21, 2003

/s/ Michael T. Kennedy

Michael T. Kennedy

President and Chief Executive Officer

(Principal Executive Officer)

I, Michael V. Valenza certify that:

1.	I have reviewed this annual report on Form 10-K/A of Radnor Holdings Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 21, 2003

/s/ Michael V. Valenza

Michael V. Valenza

Senior Vice President- Finance and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

3.1

Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2

Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1

Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

4.2

First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.3

Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.4

Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.5

Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

4.6

Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.7

Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor HoldingsCorporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National

Bank (Incorporated by reference to Exhibit No. 4.7 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.8

Seventh Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.8 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

4.9

Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

4.10

Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

4.11

First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.12

Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.13

Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.12 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.14

Fourth Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Europe Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.14 filed with the 2001 10-K)

4.15

Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited

and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

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

***10.13

Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***10.14	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.15

Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

10.16

Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the 2001 10-K)

10.17

First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.18

Letter of clarification dated March 21, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

10.19

Amended, Restated and Consolidated Revolving Credit Note dated December 26, 2001, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.21 filed with the 2001 10-K)

10.20

Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.22 filed with the 2001 10-K)

10.21

Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.23 filed with the 2001 10-K)

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

*** 10.45

Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

***10.46

Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

+ 10.47

Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

++10.48	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

99.1

Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (incorporated by reference to Exhibit 99.1 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

99.2

Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (incorporated by reference to Exhibit 99.2 filed with the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

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

+

Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under Exchange Act and Rule 24b-2 Promulgated Thereunder.

++	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.