Form 10-Q
period 2003-03-28
RADNOR HOLDINGS CORP
filed 2003-05-08
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 8, 2003:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 28, 2003	December 27, 2002
ASSETS
CURRENT ASSETS:
Cash	$1,130	$4,059
Accounts receivable, net	41,749	36,165
Inventories, net	46,940	37,715
Prepaid expenses and other	8,142	7,115
Deferred tax asset	1,554	1,838

Total current assets	99,515	86,892

PROPERTY, PLANT AND EQUIPMENT, at cost:	254,059	249,417
LESS – ACCUMULATED DEPRECIATION	(77,987)	(73,921)

NET PROPERTY, PLANT AND EQUIPMENT	176,072	175,496

OTHER ASSETS	25,280	21,744

Total assets	$300,867	$284,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,956	$34,141
Accrued liabilities	16,538	15,154
Current portion of long-term debt	10,979	6,548
Current portion of capitalized lease obligations	1,163	1,141

Total current liabilities	64,636	56,984

LONG-TERM DEBT, net of current portion	216,822	205,928

CAPITALIZED LEASE OBLIGATIONS, net of current portion	1,292	1,597

DEFERRED TAX LIABILITY	6,317	7,816

OTHER NON-CURRENT LIABILITIES	1,753	1,746

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained deficit	(6,049)	(4,663)
Cumulative translation adjustment	(3,292)	(4,664)

Total stockholders’ equity	10,047	10,061

Total liabilities and stockholders’ equity	$300,867	$284,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	For the three months ended
	March 28, 2003	March 29, 2002
NET SALES	$80,253	$71,448
COST OF GOODS SOLD	63,455	53,903

GROSS PROFIT	16,798	17,545
OPERATING EXPENSES:
Distribution	4,883	5,125
Selling, general and administrative	6,704	7,187
Other expenses (note 4)	1,838	—

INCOME FROM OPERATIONS	3,373	5,233
OTHER EXPENSE:
Interest, net	5,418	5,012
Other, net	190	128

INCOME (LOSS) BEFORE INCOME TAXES	(2,235)	93
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	364	4
Deferred	(1,213)	31

	(849)	35

NET INCOME (LOSS)	$(1,386)	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended
	March 28, 2003	March 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,386)	$58
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,176	4,270
Deferred income taxes	(1,213)	31
Income from unconsolidated affiliates	(828)	(342)
Changes in operating assets and liabilities, net of effects of disposition of businesses:
Accounts receivable, net	(4,660)	(3,692)
Inventories, net	(8,888)	1,349
Prepaid expenses and other	(700)	16
Accounts payable	1,453	(6,412)
Accrued liabilities and other	1,151	773

Net cash used in continuing operations	(9,895)	(3,949)
Net cash used in discontinued operations	—	(34)

Net cash used in operating activities	(9,895)	(3,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,866)	(1,836)
Distributions from unconsolidated affiliates	1,529	1,663
Investments in unconsolidated affiliates	(1,473)	(1,988)
Increase in other assets	(654)	(170)

Net cash used in investing activities	(3,464)	(2,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	188,236	6,272
Repayment of debt	(172,527)	(2,981)
Payments on capitalized lease obligations	(283)	(244)
Payment of financing costs	(4,546)	—

Net cash provided by financing activities	10,880	3,047

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(450)	(155)

NET DECREASE IN CASH	(2,929)	(3,422)
CASH, beginning of period	4,059	4,304

CASH, end of period	$1,130	$882

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$939	$694

Cash paid during the period for income taxes paid	$430	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

SUMMARY BY OPERATING SEGMENTS

(In thousands)

(Unaudited)

	For the three months ended
	March 28, 2003	March 29, 2002
Net Sales to Unaffiliated Customers:
Packaging	$44,972	$47,258
Specialty Chemicals	37,055	26,230
Corporate and Other	—	462
Transfers Between Operating Segments (1)	(1,774)	(2,502)

Consolidated	$80,253	$71,448

Operating Income (Loss):
Packaging	$6,449	$8,190
Specialty Chemicals	405	(1,052)
Corporate and Other	(3,481)	(1,905)

Consolidated	$3,373	$5,233

Income (Loss) Before Income Taxes:
Packaging	$3,495	$5,270
Specialty Chemicals	(1,019)	(2,353)
Corporate and Other	(4,711)	(2,824)

Consolidated	$(2,235)	$93

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

SUMMARY BY GEOGRAPHIC REGION

(In thousands)

(Unaudited)

	For the three months ended
	March 28, 2003	March 29, 2002
Net Sales to Unaffiliated Customers:
United States	$53,659	$54,748
Canada	9,185	7,099
Europe	19,183	12,103
Transfers Between Geographic Regions (1)	(1,774)	(2,502)

Consolidated	$80,253	$71,448

Operating Income (Loss):
United States	$2,337	$4,396
Canada	1,663	1,384
Europe	(627)	(547)

Consolidated	$3,373	$5,233

Income (Loss) Before Income Taxes:
United States	$(2,396)	$(98)
Canada	1,274	1,084
Europe	(1,113)	(893)

Consolidated	$(2,235)	$93

(1)	Transfers between geographic regions reflect the sale of EPS bead from the Company’s Canadian specialty chemicals operations to its domestic food packaging operations as well as the sale of product from the Company’s domestic food packaging operations to its European food packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation and subsidiaries (collectively, “Radnor” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year, due to the seasonality inherent in some of the Company’s operations and the possibility for general economic changes.

During fiscal 2002, the Company changed its reporting of sales and marketing rebates to include them as an offset to revenues in accordance with Emerging Issues Task Force Issue No. 00-22. Previously they were included in selling, general and administrative expenses. The statements of operations of the prior period have been adjusted to reflect this reclassification.

(2) DISCONTINUED OPERATIONS

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. (“Benchmark”), WinCup Holdings, Inc. (“WinCup”), and the Fort James Corporation, formerly James River Paper Company, Inc. (“Fort James”), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark’s cutlery and straws business and all of the assets of WinCup’s thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark’s cutlery and straws business and WinCup’s thermoformed cup business were accounted for as discontinued operations. Discontinued operations represent legal costs incurred in conjunction with the above mentioned business.

(3) INVENTORIES

The components of inventories were as follows (in thousands):

	March 28, 2003	December 27, 2002

Raw Materials	$10,781	$8,378
Work in Process	2,102	1,442
Finished Goods	34,057	27,895

	$46,940	$37,715

(4) LONG-TERM DEBT

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million 10% Series A and Series B Senior Notes due 2003 and outstanding borrowings under the existing revolving credit facilities.

The Company recorded $1.8 million of other expenses related to the extinguishment of the long-term debt described above, which included the $1.0 million write-off of deferred financing costs and debt premium related to the Company’s 10% Series A and Series B Senior Notes due 2003, as well as $0.8 million of personnel costs directly related to the debt extinguishment.

(5) INTEREST EXPENSE

Included in interest expense was $375,000 of amortization of deferred financing costs for the three months ended March 28, 2003 and March 29, 2002. Premium amortization related to the issuance of the Company’s 10% Series B Senior Notes due 2003 of $105,000 for the three months ended March 28, 2003 and March 29, 2002 was also included in interest expense.

(6) COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive loss as follows (in thousands):

	Three Months Ended
	March 28, 2003	March 29, 2002

Net Income (Loss)	$(1,386)	$58
Foreign Currency Translation Adjustment	1,372	(390)

Comprehensive Loss	$(14)	$(332)

(7) NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. The Company is currently evaluating the impact, if any, that adopting FASB Interpretation No. 46 may have on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has included the interim disclosures prescribed by SFAS No. 148.

(8) STOCK-BASED COMPENSATION

At March 28, 2003, the Company had a stock-based compensation plan as described in Note 7 to the consolidated financial statements in the Company’s Form 10-K for fiscal 2002. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. As of March 28, 2003, all previously issued stock options were fully vested. Accordingly, no compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands).

	Three Months Ended
	March 28, 2003	March 29, 2002
Net Income (Loss):
As reported	$(1,386)	$58
Pro forma	(1,386)	(14)

(9) SUPPLEMENTAL FINANCIAL INFORMATION

Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company’s $135.0 million of 11.0% Senior Notes due 2010 are guaranteed by substantially all of the Company’s domestic subsidiaries. The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 28, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Gurantor Subsidiaries	Eliminations	Consolidated

ASSETS

CURRENT ASSETS:
Cash	$—	$139	$991	$—	$1,130
Accounts receivable, net	24	22,827	24,471	(5,573)	41,749
Inventories, net	—	36,537	10,403	—	46,940
Intercompany receivable	—	—	21,647	(21,647)	—
Prepaid expenses and other	1,840	6,905	1,242	(1,845)	8,142
Deferred tax asset	(29)	1,960	(377)	—	1,554

Total current assets	1,835	68,368	58,377	(29,065)	99,515

PROPERTY, PLANT AND EQUIPMENT, at cost:	—	201,753	52,306	—	254,059
LESS – ACCUMULATED DEPRECIATION	—	(62,543)	(15,444)	—	(77,987)

NET PROPERTY, PLANT AND EQUIPMENT	—	139,210	36,862	—	176,072

INTERCOMPANY RECEIVABLE	31,891	19,581	—	(51,472)	—
INVESTMENT IN SUBSIDIARIES	106,153	25,078	—	(131,231)	—
OTHER NON-CURRENT ASSETS	3,571	5,481	16,228	—	25,280

Total assets	$143,450	$257,718	$111,467	$(211,768)	$300,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$22,495	$14,198	$(737)	$35,956
Accrued liabilities	2,518	12,128	3,855	(1,963)	16,538
Intercompany payable	—	9,734	—	(9,734)	—
Current portion of long-term debt and capitalized lease obligations	—	11,244	898	—	12,142

Total current liabilities	2,518	55,601	18,951	(12,434)	64,636

LONG-TERM DEBT, net of current portion	135,000	87,355	11,027	(16,560)	216,822

CAPITALIZED LEASE OBLIGATIONS, net of current portion	—	1,292	—	—	1,292

INTERCOMPANY PAYABLE	58,193	(1,395)	16,055	(72,853)	—

DEFERRED TAX LIABILITY	(8,558)	11,139	3,617	119	6,317

OTHER NON-CURRENT LIABILITIES	—	1,752	1	—	1,753

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(52,868)	9,686	37,126	7	(6,049)
Cumulative translation adjustment	—	(5,320)	2,048	(20)	(3,292)

Total stockholders’ equity (deficit)	(43,703)	101,974	61,816	(110,040)	10,047

Total liabilities and stockholders’ equity	$143,450	$257,718	$111,467	$(211,768)	$300,867

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended March 28, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$54,363	$28,368	$(2,478)	$80,253
COST OF GOODS SOLD	—	42,252	23,981	(2,778)	63,455

GROSS PROFIT	—	12,111	4,387	300	16,798
OPERATING EXPENSES:
Distribution	—	3,283	1,600	—	4,883
Selling, general and administrative	4	5,790	910	—	6,704
Other Expenses	1,013	825	—	—	1,838

INCOME (LOSS) FROM OPERATIONS	(1,017)	2,213	1,877	300	3,373
OTHER EXPENSE:
Interest, net	1,649	3,280	489	—	5,418
Other, net	—	(196)	386	—	190

INCOME (LOSS) BEFORE INCOME TAXES	(2,666)	(871)	1,002	300	(2,235)
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	(18)	382	—	364
Deferred	(944)	(322)	53	—	(1,213)

	(944)	(340)	435	—	(849)

NET INCOME (LOSS)	$(1,722)	$(531)	$567	$300	$(1,386)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended March 28, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(2,328)	$(7,017)	$(672)	$122	$(9,895)

Cash flows from investing activities:
Capital expenditures	—	(2,500)	(366)	—	(2,866)
Change in other assets	288	(945)	59	—	(598)

Net cash provided by (used in) investing activities	288	(3,445)	(307)	—	(3,464)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(24,500)	34,290	5,919	—	15,709
Net payments on capitalized lease obligations	—	(283)	—	—	(283)
Payment of financing costs	(3,173)	(1,373)	—	—	(4,546)
Change in intercompany, net	29,713	(21,910)	(7,741)	(62)	—

Net cash provided by (used in) financing activities	2,040	10,724	(1,822)	(62)	10,880

Effect of exchange rate changes on cash	—	(384)	(6)	(60)	(450)

Net decrease in cash	—	(122)	(2,807)	—	(2,929)
Cash, beginning of period	—	392	3,667	—	4,059

Cash, end of period	$—	$270	$860	$—	$1,130

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Gurantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventories, net	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	6,280	840	(1,845)	7,115
Deferred tax asset	—	1,838	—	—	1,838

Total current assets	1,840	57,687	43,754	(16,389)	86,892

PROPERTY, PLANT AND EQUIPMENT, at cost:	—	199,253	50,164	—	249,417
LESS – ACCUMULATED DEPRECIATION	—	(59,742)	(14,179)	—	(73,921)

NET PROPERTY, PLANT AND EQUIPMENT	—	139,511	35,985	—	175,496

INTERCOMPANY RECEIVABLE	32,641	1,990	(266)	(34,365)	—
INVESTMENT IN SUBSIDIARIES	106,153	24,235	843	(131,231)	—
OTHER NON-CURRENT ASSETS	1,809	4,408	15,527	—	21,744

Total assets	$142,443	$227,831	$95,843	$(181,985)	$284,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capitalized lease obligations	—	6,811	878	—	7,689

Total current liabilities	1,161	52,145	11,539	(7,861)	56,984

LONG-TERM DEBT, net of current portion	159,886	57,824	4,778	(16,560)	205,928

CAPITALIZED LEASE OBLIGATIONS, net of current portion	—	1,597	—	—	1,597

INTERCOMPANY PAYABLE	25,736	5,074	16,553	(47,363)	—

DEFERRED TAX LIABILITY	(3,991)	7,521	4,167	119	7,816

OTHER NON-CURRENT LIABILITIES	—	1,745	1	—	1,746

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,928	34,216	(293)	(4,663)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity (deficit)	(40,349)	101,925	58,805	(110,320)	10,061

Total liabilities and stockholders’ equity	$142,443	$227,831	$95,843	$(181,985)	$284,132

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended March 29, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$55,187	$18,763	$(2,502)	$71,448
COST OF GOODS SOLD	—	41,124	15,281	(2,502)	53,903

GROSS PROFIT	—	14,063	3,482	—	17,545
OPERATING EXPENSES:
Distribution	—	4,033	1,092	—	5,125
Selling, general and administrative	(96)	6,261	1,022	—	7,187

INCOME FROM OPERATIONS	96	3,769	1,368	—	5,233
OTHER EXPENSE:
Interest, net	—	4,679	333	—	5,012
Other, net	—	(161)	289	—	128

INCOME (LOSS) BEFORE INCOME TAXES	96	(749)	746	—	93
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	5	(1)	—	—	4
Deferred	31	—	—	—	31

	36	(1)	—	—	35

NET INCOME (LOSS)	$60	$(748)	$746	$—	$58

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended March 29, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$2,618	$(3,618)	$(2,983)	$—	$(3,983)

Cash flows from investing activities:
Capital expenditures	—	(1,745)	(91)	—	(1,836)
Change in other assets	276	(856)	85	—	(495)

Net cash provided by (used in) investing activities	276	(2,601)	(6)	—	(2,331)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(404)	3,084	611	—	3,291
Net payments on capitalized lease obligations	—	(244)	—	—	(244)
Change in intercompany, net	(2,490)	654	1,836	—	—

Net cash provided by (used in) financing activities	(2,894)	3,494	2,447	—	3,047

Effect of exchange rate changes on cash	—	(147)	(8)	—	(155)

Net decrease in cash	—	(2,872)	(550)	—	(3,422)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$148	$734	$—	$882

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

General

Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading worldwide manufacturer and distributor of specialty chemical and foam packaging products for the foodservice, insulation and packaging industries.

The packaging business segment manufactures and distributes foam cup and container products for the foodservice industry, through its WinCup Holdings, Inc. (“WinCup”) subsidiary. WinCup is the second largest producer in the United States of foam cups and containers for the foodservice industry. The specialty chemicals business segment primarily manufactures and distributes expandable polystyrene (“EPS”) bead for internal consumption and distribution to the insulation and packaging industries. Through its Radnor Chemical Corporation subsidiary, the Company is a leading worldwide producer of EPS.

Results of Operations

CONSOLIDATED

	Three Months Ended
(Millions of dollars)	March 28, 2003	March 29, 2002
Net sales	$80.3	$71.4

Gross profit	16.8	17.5

Operating expenses	13.4	12.3

Income from operations	3.4	5.2

Net sales for the three months ended March 28, 2003 were $80.3 million, an increase of $8.9 million from the three months ended March 29, 2002. This increase was primarily due to higher sales volumes and selling prices at the specialty chemicals segment, resulting from increased styrene monomer prices as compared to the same quarter in the prior year, partially offset by decreased sales volumes at the domestic packaging operations.

Gross profit for the three months ended March 28, 2003 decreased by $0.7 million to $16.8 million from $17.5 million for the comparable period in 2002. This decrease was primarily caused by the reduction in sales volume in the packaging segment, as described above, as well as higher raw material and energy-related costs.

Operating expenses for the three months ended March 28, 2003 increased by $1.1 million to $13.4 million from $12.3 million for the comparable period in 2002. Excluding the other expenses of $1.8 million related to the extinguishment of long-term debt as described in note 4 to the condensed consolidated financial statements included elsewhere herein, operating expenses decreased by $0.7 million from the three months ended March 29, 2002. This decrease was due to lower distribution costs, primarily at the domestic packaging operations, as well as a $0.4 million reduction in depreciation and amortization. Excluding the $1.8 million in other expenses related to the debt extinguishment, income from operations for the three months ended March 28, 2003 was the same as the comparable period in the prior year.

SEGMENT ANALYSIS

Packaging

	Three Months Ended
(Millions of dollars)	March 28, 2003	March 29, 2002
Net sales	$45.0	$47.3

Gross profit	12.2	14.7

Operating expenses	5.8	6.5

Income from operations	6.4	8.2

Net sales in the packaging business segment decreased by $2.3 million to $45.0 million for the three months ended March 28, 2003 from $47.3 million during the comparable period last year. This decrease was due to a 3.9% decline in sales volumes at the domestic packaging operations. This decline was caused by a reduction in sales to institutional customers, including national fast food franchises, due in part to the escalation of hostilities in the Middle East and its impact on the economy.

Gross profit decreased by $2.5 million to $12.2 million for the three months ended March 28, 2003 from $14.7 million for the comparable three-month period in 2002. This decrease was primarily due to an increase in raw material and energy-related costs, as well as the reduction in sales volumes described above.

Operating expenses of $5.8 million for the three months ended March 28, 2003 decreased by $0.7 million from $6.5 million for the comparable period in 2002 due to lower distribution costs resulting from lower sales. For the reasons described above, income from operations decreased by $1.8 million to $6.4 million for the three months ended March 28, 2003.

Specialty Chemicals

	Three Months Ended
(Millions of dollars)	March 28, 2003	March 29, 2002
Net sales	$37.1	$26.2

Gross profit	4.6	2.4

Operating expenses	4.1	3.5

Income (loss) from operations	0.4	(1.1)

Net sales for the three months ended March 28, 2003 were $37.1 million, an increase of $10.9 million or 41.6% from the three months ended March 29, 2002. This was due to a 6.4% increase in sales volumes combined with higher selling prices resulting from increased styrene monomer prices as compared to the same period in the prior year. Net sales for the three months ended March 28, 2003 and March 29, 2002 included sales to the packaging segment of $1.8 million and $2.5 million, respectively.

Gross profit increased by $2.2 million to $4.6 million for the three months ended March 28, 2003. This increase was primarily caused by higher sales, as described above, partially offset by the impact of higher raw material and energy-related costs

For the three months ended March 28, 2003, operating expenses decreased to 11.1% of net sales from 13.4% of net sales in the same period in the prior year. This reduction was due to lower distribution, selling and general and administrative costs, as a percentage of sales, in both the North American and European specialty chemicals operations. For the reasons described above, income from operations increased by $1.5 million to $0.4 million for the three months ended March 28, 2003.

Corporate & Other

Corporate operating expenses increased by $1.1 million to $3.5 million for the three months ended March 28, 2003. Excluding the other expenses of $1.8 million related to the extinguishment of long-term debt as described in note 4 to the condensed consolidated financial statements included elsewhere herein, operating expenses decreased by $0.7 million primarily due to an increase in investment income and lower depreciation and amortization expense, partially offset by higher employee-related costs.

Interest Expense

	Three Months Ended
(Millions of dollars)	March 28, 2003	March 29, 2002
Interest expense, net	$5.4	$5.0

Interest expense for the three months ended March 28, 2003 increased by $0.4 million over the same period in the prior year. This increase was primarily due to higher average debt levels, partially offset by lower interest rates as compared to the same period in the prior year.

Income Taxes

	Three Months Ended
(Millions of dollars)	March 28, 2003	March 29, 2002
Income tax benefit	$(0.8)	$—

The effective tax rate for the three month periods ended March 28, 2003 and March 29, 2002 was 38.0% of pre-tax income. As of March 28, 2003, the Company had approximately $71.3 million of net operating loss carryforwards for federal income tax purposes, which expire through 2023.

Liquidity and Capital Resources

During the three months ended March 28, 2003 and March 29, 2002, the Company’s principal source of funds consisted of cash from financing activities. During the 2003 period, after-tax cash flow of $1.7 million, net borrowings from financing activities of $10.9 million, and a $2.9 million reduction in cash were used to fund capital expenditures of $2.9 million and an $11.6 million increase in working capital.

On March 11, 2003, the Company issued $135.0 million of 11% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million of 10% Series A and Series B Senior Notes due 2003 and outstanding borrowings under the existing revolving credit facilities.

As of March 28, 2003, the Company had $28.4 million outstanding and, including cash on hand, had $16.3 million of availability under its credit facilities. The principal uses of cash for the next several years will be working capital requirements, capital expenditures and debt service.

As a holding company, Radnor Holdings Corporation is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations under applicable state law and the Company’s credit agreements, Radnor Holdings Corporation is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Management believes that cash generated from operations, together with available borrowings under the revolving credit facilities, will be sufficient to meet the Company’s expected operating needs, planned capital expenditures and debt service requirements.

Contractual Obligations and Commercial Commitments

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments, including letters of credit. There have been no material changes to Contractual Obligations and Commercial Commitments as reflected in the Management’s Discussion and Analysis in the Company’s 2002 annual report on Form 10-K. Reference is made to Notes 3 and 4 to the consolidated financial statements in the Company’s 2002 annual report on Form 10-K for additional information on long-term debt, leases and commitments and contingencies.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Included in the Company’s 2002 annual report on Form 10-K are the significant accounting policies of the Company, which are described in Note 2 to the consolidated financial statements and the critical accounting policies and estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements included herein. Otherwise, there were no changes in the Company’s accounting policies and estimates in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward Looking Statements

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company’s annual report on Form 10-K for the year ended December 27, 2002, Commission File No. 333-19495, to which reference is hereby made.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is the potential loss arising from adverse changes in interest rates. The Company’s long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company’s long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $6.7 million over the term of the debt.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Form 10-Q (“the Evaluation Date”), concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is being made known to them, particularly during the period for which the periodic reports are being prepared.

(b) Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Indenture, dated as of March 11, 2003, among Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc. and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees

4.2	Exchange and Registration Rights Agreement, dated as of March 11, 2003, among Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc. and Deutsche Bank Securities Inc., UBS Warburg LLC, Fleet Securities, Inc. and PNC Capital Markets, Inc.

10.1	Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 5, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association.

10.2	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association

10.3	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation

10.4	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC

10.5	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association

10.6	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation

10.7	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC

10.8	Affirmation of Guaranty dated as of March 5, 2003, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association

10.9	Affirmation of Guaranty dated as of March 5, 2003, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association

10.10	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to Metuchen, New Jersey property

10.11	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to West Chicago, Illinois property

10.12	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003

10.13	Amendment to Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003

10.14	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003

10.15	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998

10.16	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003

99.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

99.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Items 7 and 9 on February 19, 2003 related to the issuance of a February 13, 2003 press release announcing its consolidated financial results for the fourth quarter and year ended December 27, 2002 as well as the details of a comprehensive refinancing plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

	By:	/s/ MICHAEL V. VALENZA
Date: May 8, 2003		Michael V. Valenza Senior Vice President–Finance and Chief Financial Officer

CERTIFICATIONS

I, Michael T. Kennedy certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radnor Holdings Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ MICHAEL T. KENNEDY
Michael T. Kennedy President and Chief Executive Officer (Principal Executive Officer)

I, Michael V. Valenza certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radnor Holdings Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ MICHAEL V. VALENZA
Michael V. Valenza Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)