Form 10-Q
period 2003-06-27
RADNOR HOLDINGS CORP
filed 2003-08-07
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

The number of shares outstanding of the Registrant’s common stock as of August 6, 2003:

Class	Number of Shares

Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 27, 2003	December 27, 2002

ASSETS

CURRENT ASSETS:
Cash	$1,730	$4,059
Accounts receivable, net	43,912	36,165
Inventories, net	44,238	37,715
Prepaid expenses and other	10,044	7,115
Deferred tax asset	1,838	1,838

Total current assets	101,762	86,892

PROPERTY, PLANT AND EQUIPMENT, at cost:	261,305	249,417
LESS—ACCUMULATED DEPRECIATION	(82,723)	(73,921)

NET PROPERTY, PLANT AND EQUIPMENT	178,582	175,496

OTHER ASSETS	26,034	21,744

Total assets	$306,378	$284,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$38,562	$34,141
Accrued liabilities	15,738	15,154
Current portion of long-term debt	8,422	6,548
Current portion of capitalized lease obligations	1,238	1,141

Total current liabilities	63,960	56,984

LONG-TERM DEBT, net of current portion	226,125	205,928

CAPITALIZED LEASE OBLIGATIONS, net of current portion	1,087	1,597

DEFERRED TAX LIABILITY	4,684	7,816

OTHER NON-CURRENT LIABILITIES	1,882	1,746

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained deficit	(9,866)	(4,663)
Cumulative translation adjustment	(882)	(4,664)

Total stockholders’ equity	8,640	10,061

Total liabilities and stockholders’ equity	$306,378	$284,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
NET SALES	$83,235	$84,593	$163,488	$156,041
COST OF GOODS SOLD	71,421	62,775	134,876	116,678

GROSS PROFIT	11,814	21,818	28,612	39,363
OPERATING EXPENSES:
Distribution	5,989	5,815	10,872	10,940
Selling, general and administrative	7,366	7,970	14,898	15,499
Other expenses (note 4)	—	—	1,838	—

INCOME (LOSS) FROM OPERATIONS	(1,541)	8,033	1,004	12,924
Interest, net	5,076	5,084	10,494	10,096
Income from unconsolidated affiliates	(684)	(308)	(1,512)	(650)
Other, net	224	375	414	503

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(6,157)	2,882	(8,392)	2,975
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(93)	116	271	120
Deferred	(2,247)	979	(3,460)	1,010

	(2,340)	1,095	(3,189)	1,130

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,817)	1,787	(5,203)	1,845
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(48)	—	(48)

NET INCOME (LOSS)	$(3,817)	$1,739	$(5,203)	$1,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended
	June 27, 2003	June 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,203)	$1,797
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,134	8,717
Deferred income taxes	(3,460)	1,010
Income from unconsolidated affiliates	(1,512)	(650)
Loss from discontinued operations	—	48
Changes in operating assets and liabilities, net of effects of disposition of businesses:
Accounts receivable, net	(5,025)	(10,172)
Inventories, net	(5,387)	(3,681)
Prepaid expenses and other	(2,783)	(356)
Accounts payable	3,149	1,392
Accrued liabilities and other	392	(1,457)

Net cash used in continuing operations	(10,695)	(3,352)
Net cash used in discontinued operations	—	(130)

Net cash used in operating activities	(10,695)	(3,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,784)	(3,990)
Distributions from unconsolidated affiliates	2,809	1,719
Investments in unconsolidated affiliates	(2,456)	(3,119)
Increase in other assets	(466)	(706)

Net cash used in investing activities	(6,897)	(6,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	198,449	10,803
Repayment of debt	(177,126)	(2,668)
Payments on capitalized lease obligations	(413)	(446)
Payment of financing costs	(4,546)	—

Net cash provided by financing activities	16,364	7,689

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,101)	(262)

NET DECREASE IN CASH	(2,329)	(2,151)
CASH, beginning of period	4,059	4,304

CASH, end of period	$1,730	$2,153

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$6,396	$9,433

Cash paid during the period for income taxes paid	$1,029	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

SUMMARY BY OPERATING SEGMENTS

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Sales to Unaffiliated Customers:
Packaging	$47,813	$49,463	$92,785	$96,721
Specialty Chemicals	38,090	37,074	75,145	63,304
Corporate and Other	—	482	—	944
Transfers Between Operating Segments (1)	(2,668)	(2,426)	(4,442)	(4,928)

Consolidated	$83,235	$84,593	$163,488	$156,041

Operating Income (Loss):
Packaging	$406	$7,933	$6,855	$16,123
Specialty Chemicals	428	2,605	833	1,553
Corporate and Other	(2,375)	(2,505)	(6,684)	(4,752)

Consolidated	$(1,541)	$8,033	$1,004	$12,924

Income (Loss) Before Income Taxes:
Packaging	$(3,413)	$5,024	$82	$10,294
Specialty Chemicals	(1,373)	918	(2,392)	(1,435)
Corporate and Other	(1,371)	(3,060)	(6,082)	(5,884)

Consolidated	$(6,157)	$2,882	$(8,392)	$2,975

(1)	Transfers between operating segments reflect the sale of expandable polystyrene ("EPS") from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

SUMMARY BY GEOGRAPHIC REGION

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Sales to Unaffiliated Customers:
United States	$53,843	$57,250	$107,502	$111,998
Canada	8,368	8,687	17,553	15,786
Europe	23,692	21,129	42,875	33,232
Transfers Between Geographic Regions (1)	(2,668)	(2,473)	(4,442)	(4,975)

Consolidated	$83,235	$84,593	$163,488	$156,041

Operating Income (Loss):
United States	$(2,593)	$4,272	$(1,084)	$8,326
Canada	146	1,541	1,809	2,925
Europe	906	2,220	279	1,673

Consolidated	$(1,541)	$8,033	$1,004	$12,924

Income (Loss) Before Income Taxes:
United States	$(6,214)	$58	$(8,610)	$(40)
Canada	(326)	1,076	948	2,160
Europe	383	1,748	(730)	855

Consolidated	$(6,157)	$2,882	$(8,392)	$2,975

(1)	Transfers between geographic regions reflect the sale of EPS bead from the Company's Canadian specialty chemicals operations to its domestic food packaging operations as well as the sale of product from the Company's domestic food packaging operations to its European food packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PRESENTATION

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

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. (“Benchmark”), WinCup Holdings, Inc. (“WinCup”), and the Fort James Corporation, formerly James River Paper Company, Inc. (“Fort James”), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark’s cutlery and straws business and all of the assets of WinCup’s thermoformed cup business, except for cash, accounts receivable and prepaid assets. The operations of Benchmark’s cutlery and straws business and WinCup’s thermoformed cup business were accounted for as discontinued operations. Discontinued operations represent legal costs incurred in conjunction with the above mentioned business. The Company has no further exposure to this contingent liability.

(3)	INVENTORIES

The components of inventories were as follows (in thousands):

	June 27, 2003	December 27, 2002
Raw Materials	$8,910	$8,378
Work in Process	1,960	1,442
Finished Goods	33,368	27,895

	$44,238	$37,715

(4)	LONG-TERM DEBT

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million 10.0% Series A and Series B Senior Notes due 2003 and outstanding borrowings under the existing revolving credit facilities.

The Company recorded $1.8 million of other expenses related to the extinguishment of the long-term debt described above, which included the $1.0 million write-off of deferred financing costs and debt premium related to the Company’s 10.0% Series A and Series B Senior Notes due 2003, as well as $0.8 million of personnel costs directly related to the debt extinguishment.

(5)	INTEREST EXPENSE

Included in interest expense was $147,000 and $375,000 of amortization of deferred financing costs for the three months ended June 27, 2003 and June 28, 2002, respectively, and $521,000 and $749,000 of amortization of deferred financing costs for the six months ended June 27, 2003 and June 28, 2002, respectively. Premium amortization related to the issuance of the Company’s 10% Series B Senior Notes, which were repaid on March 11, 2003, of $105,000 for the three months ended June 28, 2002 and $105,000 and $210,000 for the six months ended June 27, 2003 and June 28, 2002, respectively, was also included in interest expense.

(6)	COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Income (Loss)	$(3,817)	$1,739	$(5,203)	$1,797
Foreign Currency Translation Adjustment	2,410	4,022	3,782	3,632

Comprehensive Income (Loss)	$(1,407)	$5,761	$(1,421)	$5,429

(7)	NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. The Company continues to evaluate the impact, if any, that adopting FASB Interpretation No. 46 may have on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and frequent disclosures in financial statements.Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has included the interim disclosures prescribed by SFAS No. 148.

(8)	STOCK-BASED COMPENSATION

At June 27, 2003, the Company had a stock-based compensation plan as described in Note 7 to the consolidated financial statements in the Company’s Form 10-K for fiscal 2002. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. As of June 27, 2003, all previously issued stock options were fully vested. Accordingly, no compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands).

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2003	June 27, 2003	June 28, 2003
Net Income (Loss)
As reported	$(3,817)	$1,739	$(5,203)	$1,797
Pro forma	(3,817)	1,667	(5,203)	1,654

(9)	SUPPLEMENTAL FINANCIAL INFORMATION

Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company’s $135.0 million of 11.0% Senior Notes due 2010 are fully and unconditionally jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries, all of which are 100% owned by the Company.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries.

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of June 27, 2003 and December 27, 2002, the net assets of these foreign subsidiaries totaled $29.2 million and $26.8 million, respectively.

The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 27, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$122	$1,608	$—	$1,730
Accounts receivable, net	24	22,886	27,989	(6,987)	43,912
Inventories, net	—	34,289	9,949	—	44,238
Intercompany receivable	—	2,926	21,347	(24,273)	—
Prepaid expenses and other	1,868	9,001	1,020	(1,845)	10,044
Deferred tax asset	(29)	1,957	(90)	—	1,838

Total current assets	1,863	71,181	61,823	(33,105)	101,762

PROPERTY, PLANT AND EQUIPMENT, at cost:	—	205,601	55,704	—	261,305
LESS—ACCUMULATED DEPRECIATION	—	(65,426)	(17,297)	—	(82,723)

NET PROPERTY, PLANT AND EQUIPMENT	—	140,175	38,407	—	178,582

INTERCOMPANY RECEIVABLE	38,701	24,643	103	(63,447)	—
INVESTMENT IN SUBSIDIARIES	106,153	25,078	—	(131,231)	—
OTHER NON-CURRENT ASSETS	4,457	5,014	16,563	—	26,034

Total assets	$151,174	$266,091	$116,896	$(227,783)	$306,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$25,321	$13,881	$(640)	$38,562
Accrued liabilities	6,232	9,339	2,130	(1,963)	15,738
Intercompany payable	—	10,469	4,304	(14,773)	—
Current portion of long-term debt and capitalized lease obligations	—	8,716	944	—	9,660

Total current liabilities	6,232	53,845	21,259	(17,376)	63,960

LONG-TERM DEBT, net of current portion	135,000	97,905	9,780	(16,560)	226,125

CAPITALIZED LEASE OBLIGATIONS, net of current portion	—	1,087	—	—	1,087

INTERCOMPANY PAYABLE	62,324	3,860	17,742	(83,926)	—

DEFERRED TAX LIABILITY	(8,908)	9,367	4,106	119	4,684

OTHER NON-CURRENT LIABILITIES	—	1,875	7	—	1,882

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(52,639)	4,986	37,780	7	(9,866)
Cumulative translation adjustment	—	(4,442)	3,580	(20)	(882)

Total stockholders’ equity (deficit)	(43,474)	98,152	64,002	(110,040)	8,640

Total liabilities and stockholders’ equity	$151,174	$266,091	$116,896	$(227,783)	$306,378

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 27, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$54,345	$32,060	$(3,170)	$83,235
COST OF GOODS SOLD	—	47,661	26,930	(3,170)	71,421

GROSS PROFIT	—	6,684	5,130	—	11,814
OPERATING EXPENSES:
Distribution	—	4,398	1,591	—	5,989
Selling, general and administrative	1	4,875	2,490	—	7,366
Other expenses	—	—	—	—	—

INCOME (LOSS) FROM OPERATIONS	(1)	(2,589)	1,049	—	(1,541)
Interest, net	119	4,384	573	—	5,076
Income from unconsolidated affiliates	—	—	(684)	—	(684)
Other, net	—	(198)	422	—	224

INCOME (LOSS) BEFORE INCOME TAXES	(120)	(6,775)	738	—	(6,157)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	26	(119)	—	(93)
Deferred	(349)	(2,101)	203	—	(2,247)

	(349)	(2,075)	84	—	(2,340)

NET INCOME (LOSS)	$229	$(4,700)	$654	$—	$(3,817)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended June 27, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$108,708	$60,428	$(5,648)	$163,488
COST OF GOODS SOLD	—	89,913	50,911	(5,948)	134,876

GROSS PROFIT	—	18,795	9,517	300	28,612
OPERATING EXPENSES:
Distribution	—	7,681	3,191	—	10,872
Selling, general and administrative	5	10,665	4,228	—	14,898
Other expenses	1,013	825	—	—	1,838

INCOME (LOSS) FROM OPERATIONS	(1,018)	(376)	2,098	300	1,004
Interest, net	1,768	7,664	1,062	—	10,494
Income from unconsolidated affiliates	—	—	(1,512)	—	(1,512)
Other, net	—	(394)	808	—	414

INCOME (LOSS) BEFORE INCOME TAXES	(2,786)	(7,646)	1,740	300	(8,392)
PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	8	263	—	271
Deferred	(1,293)	(2,423)	256	—	(3,460)

	(1,293)	(2,415)	519	—	(3,189)

NET INCOME (LOSS)	$(1,493)	$(5,231)	$1,221	$300	$(5,203)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended June 27, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$655	$(9,905)	$(3,078)	$1,633	$(10,695)
Cash flows from investing activities:
Capital expenditures	—	(6,348)	(436)	—	(6,784)
Change in other assets	(3,188)	2,722	353	—	(113)

Net cash used in investing activities	(3,188)	(3,626)	(83)	—	(6,897)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(24,500)	42,052	3,771	—	21,323
Net payments on capitalized lease obligations	—	(413)	—	—	(413)
Payment of financing costs	—	(4,546)	—	—	(4,546)
Change in intercompany, net	27,033	(22,802)	(2,598)	(1,633)	—

Net cash provided by (used in) financing activities	2,533	14,291	1,173	(1,633)	16,364

Effect of exchange rate changes on cash	—	(899)	(202)	—	(1,101)

Net decrease in cash	—	(139)	(2,190)	—	(2,329)
Cash, beginning of period	—	261	3,798	—	4,059

Cash, end of period	$—	$122	$1,608	$—	$1,730

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventories, net	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	6,280	840	(1,845)	7,115
Deferred tax asset	—	1,838	—	—	1,838

Total current assets	1,840	57,687	43,754	(16,389)	86,892

PROPERTY, PLANT AND EQUIPMENT, at cost:	—	199,253	50,164	—	249,417
LESS—ACCUMULATED DEPRECIATION	—	(59,742)	(14,179)	—	(73,921)

NET PROPERTY, PLANT AND EQUIPMENT	—	139,511	35,985	—	175,496

INTERCOMPANY RECEIVABLE	32,641	1,990	(266)	(34,365)	—
INVESTMENT IN SUBSIDIARIES	106,153	24,235	843	(131,231)	—
OTHER NON-CURRENT ASSETS	1,809	4,408	15,527	—	21,744

Total assets	$142,443	$227,831	$95,843	$(181,985)	$284,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capitalized lease obligations	—	6,811	878	—	7,689

Total current liabilities	1,161	52,145	11,539	(7,861)	56,984

LONG-TERM DEBT, net of current portion	159,886	57,824	4,778	(16,560)	205,928

CAPITALIZED LEASE OBLIGATIONS, net of current portion	—	1,597	—	—	1,597

INTERCOMPANY PAYABLE	25,736	5,074	16,553	(47,363)	—

DEFERRED TAX LIABILITY	(3,991)	7,521	4,167	119	7,816

OTHER NON-CURRENT LIABILITIES	—	1,745	1	—	1,746

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,928	34,216	(293)	(4,663)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity (deficit)	(40,349)	101,925	58,805	(110,320)	10,061

Total liabilities and stockholders’ equity	$142,443	$227,831	$95,843	$(181,985)	$284,132

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended June 28, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$57,703	$29,363	$(2,473)	$84,593
COST OF GOODS SOLD	—	42,768	22,480	(2,473)	62,775

GROSS PROFIT	—	14,935	6,883	—	21,818
OPERATING EXPENSES:
Distribution	—	4,302	1,513	—	5,815
Selling, general and administrative	—	6,498	1,472	—	7,970

INCOME FROM OPERATIONS	—	4,135	3,898	—	8,033
Interest, net	2,440	2,208	436	—	5,084
Income from unconsolidated affiliates	—	—	(308)	—	(308)
Other, net	—	(127)	502	—	375

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,440)	2,054	3,268	—	2,882

PROVISION FOR INCOME TAXES:
Current	—	116	—	—	116
Deferred	—	979	—	—	979

	—	1,095	—	—	1,095

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,440)	959	3,268	—	1,787
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(48)	—			(48)

NET INCOME (LOSS)	$(2,488)	$959	$3,268	$—	$1,739

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the six months ended June 28, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$112,890	$48,126	$(4,975)	$156,041
COST OF GOODS SOLD	—	83,892	37,761	(4,975)	116,678

GROSS PROFIT	—	28,998	10,365	—	39,363
OPERATING EXPENSES:
Distribution	—	8,335	2,605	—	10,940
Selling, general and administrative	(96)	12,759	2,836	—	15,499

INCOME FROM OPERATIONS	96	7,904	4,924	—	12,924
Interest, net	2,440	6,887	769	—	10,096
Income from unconsolidated affiliates	—	—	(650)	—	(650)
Other, net	—	(288)	791	—	503

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,344)	1,305	4,014	—	2,975
PROVISION FOR INCOME TAXES:
Current	5	115	—	—	120
Deferred	31	979	—	—	1,010

	36	1,094	—	—	1,130

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,380)	211	4,014	—	1,845
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(48)	—	—	—	(48)

NET INCOME (LOSS)	$(2,428)	$211	$4,014	$—	$1,797

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended June 28, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(2,654)	$2,288	$(3,317)	$201	$(3,482)
Cash flows from investing activities:
Capital expenditures	—	(3,820)	(170)	—	(3,990)
Change in other assets	525	(2,114)	(517)	—	(2,106)

Net cash provided by (used in) investing activities	525	(5,934)	(687)	—	(6,096)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(404)	4,974	3,565	—	8,135
Net payments on capitalized lease obligations	—	(446)	—	—	(446)
Change in intercompany, net	2,533	(3,908)	797	578	—

Net cash provided by financing activities	2,129	620	4,362	578	7,689

Effect of exchange rate changes on cash	—	429	88	(779)	(262)

Net increase (decrease) in cash	—	(2,597)	446	—	(2,151)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$423	$1,730	$—	$2,153

Item2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Radnor Holdings Corporation, through acquisition and internal development, has established itself as a leading manufacturer and distributor of foam packaging and specialty chemical products for the foodservice, insulation and protective packaging industries.

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

Results of Operations

CONSOLIDATED

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales	$83.2	$84.6	$163.5	$156.0

Gross profit	11.8	21.8	28.6	39.4

Operating expenses	13.3	13.8	27.6	26.5

Income from operations	(1.5)	8.0	1.0	12.9

Net sales for the three months ended June 27, 2003 were $83.2 million, a decrease of $1.4 million from $84.6 million for the three months ended June 28, 2002. This decrease was primarily due to lower sales volumes at the specialty chemicals segment ($5.5 million) and the packaging segment ($2.2 million), partially offset by higher selling prices at the specialty chemicals segment ($6.5 million).

Gross profit for the three months ended June 27, 2003 decreased by $10.0 million to $11.8 million from $21.8 million for the comparable period in 2002. This was primarily caused by lower gross profit at the specialty chemicals operations ($2.2 million) and the domestic packaging operations ($7.4 million) resulting from lower sales volumes, as well as higher raw material and natural gas costs.

Operating expenses for the three months ended June 27, 2003 decreased by $0.5 million to $13.3 million from $13.8 million for the comparable period in 2002. This decrease was primarily due to lower general and administrative costs at the Company’s corporate offices.

Net sales for the six months ended June 27, 2003 were $163.5 million, $7.5 million higher than the six months ended June 28, 2002. This increase was primarily due to higher selling prices at the specialty chemicals segment ($16.4 million), partially offset by lower sales volumes at both the specialty chemicals and packaging segments ($8.6 million).

Gross profit for the six months ended June 27, 2003 was $28.6 million, a $10.8 million decrease from $39.4 million for the comparable period in 2002. This was primarily caused by lower gross profit at the domestic packaging operations ($9.8 million) resulting from lower sales volumes, as well as higher raw material and natural gas costs.

Operating expenses for the six months ended June 27, 2003 increased by $1.1 million to $27.6 million from $26.5 million for the six months ended June 28, 2002. Excluding the other expenses of $1.8 million related to the extinguishment of long-term debt as described in note 4 to the condensed consolidated financial statements included elsewhere herein, operating expenses decreased by $0.7 million from the six months ended June 28, 2002. This decrease was primarily due to lower depreciation and amortization ($0.9 million) combined with savings realized from cost containment initiatives ($0.5 million), partially offset by higher employee-related costs ($0.7 million) at the Company’s corporate offices.

SEGMENT ANALYSIS

Packaging

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales	$47.8	$49.5	$92.8	$96.7

Gross profit	7.4	14.8	19.6	29.4

Operating expenses	7.0	6.9	12.7	13.3

Income from operations	0.4	7.9	6.9	16.1

Net sales for the three months ended June 27, 2003 decreased by $1.7 million to $47.8 million from $49.5 million for the three months ended June 28, 2002. This decrease was primarily due to lower sales volumes at the domestic packaging operations ($2.2 million), due in large part to the hostilities in the Middle East and their overall impact on the economy. The decrease in net sales was partially off set by higher selling prices ($0.6 million) experienced throughout the segment.

Gross profit decreased to $7.4 million for the three months ended June 27, 2003 from $14.8 million for the comparable three-month period in 2002. This decrease in gross profit was primarily due to increased natural gas costs ($3.2 million) and the impact of lower sales volumes ($1.0 million), combined with higher raw material costs in the domestic operations.

Operating expenses of $7.0 million for the three months ended June 27, 2003 were $0.1 million higher than the comparable period in 2002. This increase was due to higher distribution costs ($0.3 million), partially offset by lower general and administrative expenditures ($0.2 million), which resulted from cost savings initiatives implemented during the first quarter of fiscal 2003. For the reasons described above, income from operations decreased by $7.5 million to $0.4 million for the three months ended June 27, 2003.

During the six months ended June 27, 2003, net sales decreased by $3.9 million to $92.8 million from $96.7 million during the six months ended June 27, 2002. This was primarily due to a 4.1% reduction in sales volume at the domestic packaging segment ($4.1 million) caused in large part by the hostilities in the Middle East and their overall impact on the economy.

Gross profit decreased by $9.8 million to $19.6 million for the six months ended June 27, 2003 from $29.4 million for the comparable six-month period in 2002. This decrease in gross profit was primarily due to increased natural gas costs ($4.2 million) and the impact of lower sales volumes ($1.8 million), combined with higher raw material costs in the domestic operations.

Operating expenses decreased by $0.6 million for the six months ended June 27, 2003 to $12.7 million from $13.3 million for the comparable period in 2002. The decrease was primarily due to lower distribution costs resulting from the reduction in sales volumes at the domestic packaging operations, as described above. For the reasons described above, income from operations decreased by $9.2 million to $6.9 million for the six months ended June 27, 2003.

Specialty Chemicals

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net sales	$38.1	$37.1	$75.1	$63.3

Gross profit	4.4	6.6	9.0	9.0

Operating expenses	4.0	4.0	8.2	7.4

Income from operations	0.4	2.6	0.8	1.6

Net sales for the three months ended June 27, 2003 were $38.1 million, an increase of $1.0 million from $37.1 million for the three months ended June 28, 2002. This 2.7% increase was primarily due to higher selling prices ($6.5 million) resulting indirectly from increased styrene monomer prices as compared to the similar period in the prior year, partially offset by lower sales volumes ($5.5 million). Net sales for the three months ended June 27, 2003 and June 28, 2002 included sales to the packaging segment of $2.6 million and $2.4 million, respectively.

Gross profit decreased by $2.2 million to $4.4 million for the three months ended June 27, 2003 from $6.6 million for the comparable period in the prior year. This decrease was primarily caused by increased natural gas costs ($0.2 million) and the impact of decreased sales volumes ($1.5 million).

For the three months ended June 27, 2003, operating expenses as a percentage of net sales decreased to 10.5% from 10.5% for the comparable three-month period in the prior year. For the reasons described above, income from operations decreased by $2.2 million to $0.4 million for the three months ended June 27, 2003.

Net sales for the six months ended June 27, 2003 were $75.1 million, an increase of $11.8 million from $63.3 million for the six months ended June 28, 2002. This increase was primarily due to an increase in selling prices ($16.4 million) resulting indirectly from increased styrene monomer prices as compared to the same period in the prior year, partially offset by lower sales volumes ($4.5 million), primarily in the domestic operations. Net sales for the six months ended June 27, 2003 and June 28, 2002 included sales to the packaging segment of $4.4 million and $4.9 million, respectively.

Gross profit of $9.0 million for the six months ended June 27, 2003 was consistent with the comparable period in the prior year as higher selling prices offset the impact of higher raw material ($11.8 million) and natural gas costs ($0.5 million).

For the six months ended June 27, 2003, operating expenses increased by $0.8 million to $8.2 million from $7.4 million for the comparable period in the prior year, due primarily to a $0.5 million increase in distribution costs at the European specialty chemicals operations. For the reasons described above, income from operations decreased by $0.8 million to $0.8 million for the six months ended June 27, 2003.

Corporate & Other

Corporate operating expenses decreased by $0.6 million to $2.4 million for the three months ended June 27, 2003, primarily due to lower depreciation and amortization.

Other expenses of $0.2 million for the three months ended June 27, 2003 decreased slightly from the similar period in the prior year. Income from unconsolidated affiliates increased by $0.4 million to $0.7 million for the three months ended June 27, 2003 due to increased earnings at the private equity partnerships in which the Company has investments.

Corporate operating expenses increased by $1.0 million to $6.7 million for the six months ended June 27, 2003. Excluding the other expenses of $1.8 million related to the extinguishment of long-term debt as described in note 4 to the condensed consolidated financial statements included elsewhere herein, operating expenses decreased by $0.8 million. This was primarily due to lower depreciation and amortization ($1.0 million) and decreased general and administrative costs ($0.5 million) realized from cost containment initiatives, partially offset by higher employee-related costs ($0.7 million).

Other expenses of $0.4 million for the six months ended June 27, 2003 decreased slightly from the similar period in the prior year. Income from unconsolidated affiliates increased by $0.8 million to $1.5 million for the six months ended June 27, 2003 due to increased earnings at the private equity partnerships in which the Company has investments.

Interest Expense

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Interest expense	$5.1	$5.1	$10.5	$10.1

Interest expense for the three months ended June 27, 2003 of $5.1 million remained consistent with the comparable period in the prior year as the impact of higher average debt levels were entirely offset by lower interest rates.

Interest expense for the six months ended June 27, 2003 of $10.5 million increased by $0.4 million from $10.1 million as compared to the similar period in the prior year. This increase was primarily due to higher average debt levels, partially offset by lower interest rates as compared to the same period in the prior year.

Income Taxes

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Income tax expense (benefit)	$(2.3)	$1.1	$(3.2)	$1.1

The effective tax rate for the periods ended June 27, 2003 and June 28, 2002 was 38.0% of pre-tax income. As of June 27, 2003, the Company had approximately $71.9 million of net operating loss carryforwards for federal income tax purposes, which expire through 2023.

Liquidity and Capital Resources

During the six months ended June 27, 2003 and June 28, 2002, the Company used $10.7 million and $3.5 million, respectively, in operating activities. During the 2003 period, the Company had negative after-tax cash flow of $1.8 million, as well as an $8.3 million increase in working capital. This increase in working capital was primarily caused by higher inventory ($3.0 million) at our domestic packaging operations and higher accounts receivable ($6.8 million) at our specialty chemicals operations. The increase in inventory primarily resulted from an increase in inventory unit volume (approximately 31%) from December 28, 2002 through June 27, 2003, due to seasonal production patterns, as well as from higher raw material and energy-related costs described above. The increase in accounts receivable was primarily caused by an increase in average selling prices at the specialty chemicals operations as compared to the first half of fiscal 2003, resulting from increases in the cost of our primary raw material, styrene monomer.

For the six-month period ended June 27, 2003 inventory turnover decreased to approximately 8.9 times per year from approximately 10.4 times per year for the similar six-month period in 2002. This decrease was primarily due to an increase in inventory unit volume in the domestic packaging operations described above. For the six-month period ended June 27, 2003 the average collection period for our accounts receivable remained relatively constant at 46 days as compared to 45 days for the similar period in the prior year.

The Company used $6.9 million and $6.1 million in investing activities for the six months ended June 27, 2003 and June 28, 2002, respectively. The Company made $6.8 million in capital expenditures and increased other assets by $0.5 million for the six months ended June 27, 2003. The Company’s investments in unconsolidated affiliates exceeded the distributions received from these affiliates by approximately $0.4 million for this period.

During the six months ended June 27, 2003 and June 28, 2002, the Company’s principal source of funds consisted of cash from financing activities. On March 11, 2003, the Company issued 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay $159.5 million of senior notes due 2003 and outstanding borrowings under the Company’s revolving credit facilities. In connection with this financing, the Company paid approximately $5.0 million of financing costs.

As of June 27, 2003, the Company had $39.7 million outstanding and, including cash on hand, had $11.2 million of availability under its credit facilities. The principal uses of cash for the next several years will be working capital requirements, capital expenditures and debt service.

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

Recent Developments

In June 2003, a court granted summary judgment in favor of one of the Company’s styrene monomer suppliers in a dispute regarding the pricing terms of a supply contract. While the Company believes its position in the pricing dispute had merit, it has agreed to an amicable settlement with the supplier. This settlement has not had and is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Items 7 and 9 on May 12, 2003 related to a conference call held on May 12, 2003 to discuss its results for the first fiscal quarter ended March 28, 2003 and attaching a script of that conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

	By:	/s/ MICHAEL V. VALENZA

Date: August 6, 2003		Michael V. Valenza Senior Vice President–Finance and Chief Financial Officer