Form 10-K/A
period 2002-12-27
RADNOR HOLDINGS CORP
filed 2003-10-16
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

On October 1, 2003, the Company filed Amendment No. 3 to its Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”), amending its Registration Statement on Form S-4 originally filed with the SEC on May 9, 2003. The Company hereby amends and restates its Annual Report on Form 10-K for the year ended December 27, 2002 that was originally filed with the SEC on March 12, 2003 (the “Original Filing”) and previously amended by the filing with the SEC on April 22, 2003 of Amendment No. 1 to the Original Filing to provide supplemental information and clarifying disclosure requested by the SEC in connection with the Form S-4.

RADNOR HOLDINGS CORPORATION

2002 FORM 10-K

PART I

ITEM 1.	BUSINESS

Radnor Holdings Corporation (the “Company”, “Radnor”, “we”, “us” or “our”) is a leading manufacturer and distributor of foam packaging products in the U.S. and specialty chemical products worldwide. We have been manufacturing EPS and related products sold to the foodservice, insulation and protective packaging industries for more than 25 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products in the U.S. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2002, we produced more than 13 billion foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 360 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Financial information concerning the Company’s business segments appears in Note 11 to the Consolidated Financial Statements included under Item 8 herein.

Industry Overview

Packaging. We compete within the foodservice industry, which includes products manufactured with paper, plastic, foam and other materials. The foam segment of the disposable cup and container market, in which we primarily operate, is highly concentrated. We believe Radnor and its primary competitor account for more than 80% of the market. A recent independent industry analysis of the U.S. foam cup and container market through 2010 projects an annual growth rate of approximately 3%. The market for other plastic and paper cups and containers is significantly more fragmented.

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

Specialty Chemicals. We compete in the North American and European EPS markets. In North America, we sell EPS to the insulation, protective packaging and foodservice industries. A recent independent industry analysis estimated the U.S. EPS market to have been in excess of 400,000 metric tons in 2000 and projected an annual growth rate of approximately 3% through 2010. This market is concentrated, with Radnor and three other competitors accounting for over 90% of the North American market.

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

Sales, Marketing and Customers

Packaging. Radnor sells its disposable foam packaging products in the foodservice industry through a 28-person sales organization and through an extensive network of 55 independent sales representatives. Sales and marketing efforts are directed by our Senior Vice President of Sales and Marketing and are supported by 12 senior sales managers averaging more than ten years’ experience in the foodservice industry. We believe our experienced sales team and long-term representative relationships enhance our ability to provide high levels of customer service and specialized marketing programs, including custom-designed foam products. Major end users of these products include fast-food restaurants, full-service restaurants, hospitals, nursing homes, educational institutions, airlines, business offices, movie theaters and other leisure time concessionaires, such as sports stadiums.

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

Approximately 10.0% of our foam product sales are made pursuant to contracts under which product prices are automatically adjusted based on changes in prices of EPS and other raw materials. Substantially all of our other foam product sales are made pursuant to contracts or other arrangements under which we have the right to change product prices on 30 to 60 days’ prior written notice.

Specialty Chemicals. In North America, we sell EPS through a dedicated sales force averaging 19 years experience and two broker organizations to manufacturers of foam protective packaging and insulation products. In Europe, we market through our Europe-wide sales office network. In support of these sales and marketing efforts, we employ people who are knowledgeable about chemical engineering and manufacturing processes in order to provide technical assistance to our customers.

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

Engineering. We employ 72 full-time technical personnel, including 28 full-time engineers and engineering managers, based in the Phoenix, Corte Madera, Fort Worth and Canadian facilities. The engineering staff uses computer-aided design and computer-aided manufacturing systems to design advanced, three-dimensional models of products and molds. Once an electronic image of the machine and mold part design is generated, the part can be custom manufactured. We have the capacity to construct all of the proprietary equipment, machines and molds used in the production, testing and packaging of our foam products. We have also developed and are installing in our manufacturing facilities automated materials handling equipment that includes in-line printing, automatic case packaging equipment and more advanced molding machines.

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

Raw Materials

Radnor’s foam products are manufactured from EPS, which is produced from styrene monomer. Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Styrene monomer prices have fluctuated significantly as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. For example, the contract price for styrene monomer ranged from $.35 to $.43 per pound during 2000 and decreased to $.25 per pound in 2001 before increasing to $.45 per pound in April 2003. Through August 2003, the contract price for styrene monomer has decreased to $0.38 per pound. Although future styrene monomer prices cannot be predicted with accuracy, prices are forecasted by independent industry surveys and producer reports to decline over the next year. While the Company has been able to pass on the majority of past price increases to customers, there can be no assurance that the Company will be able to increase prices if styrene monomer costs rise in the future.

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

Note 11 to the Company’s financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company’s operations and financial position as of and for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

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

We hold 23 trademarks registered in the United States, several of which are also registered in other countries. We also hold a number of unregistered trademarks. We do not consider any of these trademarks material to our operations.

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

Environmental Matters

Our facilities are used for manufacturing or warehousing of foam container products or the EPS from which such products are manufactured. Many of these facilities are subject to federal, state, foreign and local laws and regulations relating to, among other things, emissions to air such as pentane, styrene and particulate matter, discharges to water, and the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes.

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

The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended
	Dec. 25, 1998	Dec. 31, 1999	Dec. 29, 2000	Dec. 28, 2001	Dec. 27, 2002
	($ in thousands, except per share amounts)
Results of Operations (1):
Net sales	$303,586	$310,470	$353,752	$325,734	$323,182
Cost of goods sold	220,691	226,509	277,254	250,719	243,501

Gross profit	82,895	83,961	76,498	75,015	79,681
Distribution expense	23,004	24,535	26,003	25,176	22,621
Selling, general and administrative expenses	31,414	36,460	37,128	32,464	33,124
Gain on sale of business (2)	—	—	—	(10,493)	—

Income from operations	28,477	22,966	13,367	27,868	23,936
Interest, net (3)	18,776	21,070	21,725	22,331	21,382
Income from unconsolidated affiliates	—	(183)	(876)	(1,160)	(6,165)
Other expense, net	965	1,363	1,104	2,657	1,146

Income (loss) before income taxes and discontinued operations	8,736	716	(8,586)	4,040	7,573
Income tax expense (benefit)	3,340	241	(3,074)	2,150	2,878

Income (loss) from continuing operations	$5,396	$475	$(5,512)	$1,890	$4,695

Balance Sheet Data (at end of period)(1):
Working capital	$23,909	$12,884	$16,117	$22,318	$29,908
Total assets	278,796	293,683	305,999	274,186	284,132
Total debt, including current portion (4)	195,998	215,417	229,508	212,910	215,214
Stockholders’ equity (deficit)	20,949	7,574	(1,811)	117	10,061
Cash dividends per share	240	—	—	—	—

(1)	The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December of each year. The years presented in the above table were 52-week years with the exception of 1999, which was a 53-week year.
(2)	Represents gain resulting from sale of European insulation operations. See Note 1 to the Company’s audited consolidated financial statements included elsewhere herein.
(3)	Interest includes amortization of premium and debt issuance costs related to the Company’s senior notes of $1.0 million for the year ended December 25, 1998, $1.2 million for the years ended December 31, 1999 and December 29, 2000, $1.1 million for the years ended December 28, 2001 and December 27, 2002.
(4)	Total debt includes capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended December 27, 2002 Compared to the Year Ended December 28, 2001

Consolidated

Net sales in fiscal 2002 were $323.2 million, a decrease of $2.5 million from $325.7 million in fiscal 2001. Excluding the results of the European insulation operations, which were divested in December 2001, net sales increased by $20.4 million or 6.7%. This was primarily caused by an 18.1% increase in sales at the specialty chemicals segment resulting from an increase in sales volume (13.8%) and higher average selling prices (3.9%).

Gross profit increased to $79.7 million or 24.7% of net sales in fiscal 2002 from $75.0 million or 23.0% of net sales in fiscal 2001. Excluding the impact of the divested European insulation operations, gross profit in fiscal 2002 increased by $17.0 million from $62.7 million in fiscal 2001. This increase was caused by higher sales volumes at the specialty chemicals segment ($4.4 million), higher selling prices across both operating segments ($3.2 million) and lower energy-related costs at the domestic packaging operations ($3.2 million), combined with improved manufacturing efficiencies at both the packaging and specialty chemicals segments ($6.1 million).

Operating expenses increased by $8.6 million in fiscal 2002 to $55.8 million. Excluding the results of the European insulation operations and the $10.5 million gain recognized on its sale, operating expenses increased by $6.0 million in fiscal 2002 to $55.8 million. This was primarily caused by an increase in operating costs at our corporate offices ($6.5 million) and our specialty chemical operations ($1.8 million), which were partially offset by lower operating costs at our packaging operations ($2.4 million).

Income from operations decreased by $3.9 million in fiscal 2002 to $23.9 million. Excluding the impact of the divested European insulation operations and the gain resulting from its sale, income from operations increased by $11.0 million to $23.9 million or 7.4% of net sales from 4.0% in fiscal 2001.

Interest expense decreased by $0.9 million to $21.4 million for fiscal 2002 from $22.3 million for fiscal 2001. This decrease was primarily due to a reduction in long-term debt resulting from the sale of the European insulation operations ($0.6 million), combined with lower interest rates on the Company’s revolving credit facilities ($0.6 million). Included in interest expense for fiscal 2002 and 2001 was $1.1 million of deferred financing fee and premium amortization related to the Company’s senior notes. Other expenses decreased by $1.5 million for the year ended December 27, 2002 primarily as a result of non-recurring costs ($0.7 million) that were incurred in fiscal 2001, as well as decreased currency transaction losses.

The $5.0 million increase in income from unconsolidated affiliates resulted from a gain that caused a net increase in partners’ capital from operations in an investment partnership in which the Company serves as a limited partner. This gain represented unrealized gains on investments held by the investment partnership for which there is no established market. The Company expects that income from unconsolidated affiliates will be substantially lower in fiscal 2003 and subsequent years.

The Company recorded a $2.9 million provision for income taxes in fiscal 2002, representing a $0.7 million increase over fiscal 2001. This increase was primarily caused by a $3.5 million increase in pre-tax income, partially offset by a reduction in the Company’s effective tax rate as compared to fiscal 2001.

Segment Analysis

Packaging Segment

Net sales in the packaging segment in fiscal 2002 were $195.4 million as compared to $235.9 million in fiscal 2001. Excluding the results of the divested European insulation operations, net sales in fiscal 2002 decreased by $1.8 million or 0.9% over fiscal 2001. This was primarily caused by a decrease in sales volumes (2.0%), partially offset by higher average selling prices (1.1%). The decrease in sales volumes resulted from a planned rationalization of lower margin business to provide capacity for higher margin business which came on stream during the fourth quarter of 2002.

Gross profit increased to 27.9% of net sales in fiscal 2002 from 25.9% of net sales in fiscal 2001. Excluding the impact of the divested European insulation operations, gross profit for fiscal 2002 increased by $5.6 million to $54.4 million. This increase was primarily caused by lower energy costs ($3.2 million), combined with higher selling prices ($2.1 million) and improved manufacturing efficiencies resulting from engineering projects and technology upgrades ($1.4 million).

Operating expenses decreased by $10.3 million to $24.7 million for fiscal 2002 from $35.0 million for fiscal 2001. Excluding the results of the divested European operations, operating expenses decreased by $2.4 million to 12.7% of net sales in fiscal 2002 from 13.8% of net sales in fiscal 2001. This decrease was primarily due to lower distribution costs resulting from the reduction in sales volumes ($0.5 million), combined with savings resulting from cost containment initiatives including implemented workforce reductions ($1.7 million).

Income from operations increased by $3.5 million over fiscal 2001 to $29.7 million in fiscal 2002 for the reasons described above. Fiscal 2001 income from operations for the European insulation operations, which were sold on December 12, 2001, was $4.5 million. Excluding these results, income from operations increased by $8.0 million or 36.8% for fiscal 2002.

Specialty Chemicals Segment

For fiscal 2002, net sales in the specialty chemicals business segment increased by $20.6 million (18.1%) to $134.3 million from $113.7 million in fiscal 2001. This was caused by an increase in sales volume (13.8%), primarily in the domestic specialty chemicals operations, and higher average selling prices (3.9%). Net sales included $9.8 million and $25.6 million of sales to the packaging segment for fiscal 2002 and 2001, respectively, that are eliminated in consolidation. Excluding the impact of the divested European insulation operations, net sales to the packaging segment were $9.8 million for fiscal 2001.

Gross profit increased by $9.4 million to $21.9 million for fiscal 2002 from $12.5 million for fiscal 2001. This was primarily due to increased sales volumes ($4.4 million) and improved manufacturing efficiency ($7.1 million), combined with a favorable change in the spread between average selling prices and the average cost of the styrene monomer ($1.1 million).

For fiscal 2002, operating expenses increased by $1.8 million to $17.5 million from $15.7 million in fiscal 2001. This increase was primarily caused by higher distribution costs resulting from increased sales volume ($0.9 million) and an increase in currency transaction losses at the European operations ($0.5 million). Income from operations for fiscal 2002 was $4.4 million, representing a $7.6 million improvement over fiscal 2001 for the reasons described above.

Corporate and Other

Corporate operating expenses, excluding the $10.5 million gain on the divestiture of the Company’s European insulation operations in 2001, increased by $6.5 million during fiscal 2002. This was primarily caused by an increase in amortization ($1.2 million), insurance ($2.0 million) and compensation to corporate personnel ($3.2 million). Included in the higher corporate compensation for fiscal 2002 was $2.5 million in additional salary and bonus to our chief executive officer. From 1999 to 2001, our chief executive officer’s salary and bonus were reduced by 23% or $900,000, based primarily on the Company’s results of operations for those periods. Our chief executive officer’s compensation for 2002 reflects the positive financial results experienced during 2002 as compared to each of the prior three fiscal periods, due in part to the divestiture of the European insulation operations in December 2001. While compensation is reviewed annually, we do not anticipate that our chief executive officer’s compensation will materially increase in either fiscal 2003 or 2004 from 2002 amounts.

Year Ended December 28, 2001 Compared to Year Ended December 29, 2000

Consolidated

Net sales in fiscal 2001 were $325.7 million, or $28.0 million below fiscal 2000. This decrease was primarily caused by lower selling prices in the Company’s specialty chemical operations, resulting from reductions in the cost of styrene monomer, the Company’s primary raw material. Gross profit increased to 23.0% of net sales in 2001 from 21.6% of net sales in 2000. This was caused by an increase in gross profit as a percentage of net sales at the packaging segment to 25.9%, partially offset by a reduction in gross profit as a percentage of net sales in the specialty chemicals operations to 11.0%.

Operating expenses decreased by $16.0 million in 2001 to $47.2 million. Excluding the $10.5 million gain on the sale of the Company’s European insulation operations, operating expenses decreased by $5.5 million in 2001 to 17.7% of sales. This favorable change was caused by lower selling, general and administrative expenses at the Company’s domestic packaging operations ($1.5 million) and corporate office ($2.4 million), resulting from cost containment initiatives including implemented workforce reductions. Operating expenses were also favorably impacted by lower distribution costs at the domestic packaging operations ($0.7 million), resulting from reduced sales volumes.

Income from operations increased by $14.5 million in 2001 to $27.9 million. Excluding the gain on the sale of the European insulation operations, income from operations increased by $4.0 million to 5.3% of net sales from 3.8% of net sales in 2000.

Interest expense for the year ended December 28, 2001 increased by $0.6 million over fiscal 2000. This was caused by an increase in average outstanding advances under the Company’s revolving credit facilities ($0.8 million) and an additional equipment financing ($0.2 million), partially offset by reductions in interest rates ($0.5 million). Other expenses increased by $1.6 million for the year ended December 28, 2001 primarily as a result of a non-recurring cost associated with a distributor dispute in the domestic packaging operations ($0.7 million) and an increase in currency transaction losses.

Income from unconsolidated affiliates increased by $0.3 million in fiscal 2001 to $1.2 million. This increase resulted from a gain that caused a net increase in partners’ capital from operations in an investment partnership in which the Company serves as a limited partner. This gain represented unrealized gains on investments held by the investment partnership for which there is no established market.

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

Segment Analysis

Packaging and Insulation Segment

Net sales in the packaging and insulation business segment in fiscal 2001 were $235.9 million and were 1.3% lower than fiscal 2000. This decrease was primarily caused by lower sales volumes primarily during the second half of the year at the domestic packaging business ($13.9 million) and lower selling prices in the Company’s European insulation operations ($4.2 million), which were divested in December 2001. The impact of the reduction in sales volumes at the domestic packaging business was almost entirely offset by increased sales prices within the packaging operations ($13.9 million). 2001 net sales for the European insulation operations, which were sold on December 12, 2001, were $38.8 million.

Gross profit increased to 25.9% of net sales in 2001 from 22.7% of net sales in 2000. This increase was caused by lower raw material costs ($5.1 million), combined with higher selling prices ($9.6 million), primarily in the domestic packaging operations, and improved manufacturing efficiencies related to raw material production resulting from engineering projects and technology upgrades ($0.7 million). Partially offsetting this was a $2.1 million or 11.1% increase in energy related costs in the domestic packaging operations as well as the impact of lower sales volumes in the domestic operations ($5.1 million). Beginning in June 2001 through February 2002, energy costs at the domestic packaging operations have steadily declined with the February 2002 cost per million British Thermal Units more than 75% below the January 2001 level.

Operating expenses decreased by $2.5 million to 14.8% of net sales in 2001 from $37.5 million or 15.7% of net sales in 2000, primarily due to lower distribution costs ($0.7 million) and lower selling, general and administrative costs ($1.5 million) in the domestic packaging operations, resulting from cost containment initiatives including implemented workforce reductions. Income from operations increased by $9.6 million over fiscal 2000 to $26.2 million in 2001 for the reasons described above. 2001 income from operations for the European insulation operations, which were sold on December 12, 2001, was $4.5 million.

Specialty Chemicals Segment

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

Gross profit decreased to 11.0% of net sales in 2001 from 12.8% of net sales in 2000. This decrease was primarily caused by a contraction between the average selling prices and the cost of styrene monomer in the European operations ($11.2 million), which was partially offset by the expansion between the average selling prices and the cost of styrene monomer in the North American operations ($2.3 million) and a reduction in fixed costs in the domestic specialty chemicals operations ($0.9 million). This favorable raw material pricing and reduction in fixed costs led to a $3.0 million increase in gross profit in the domestic operations.

Operating expenses decreased by $0.3 million to $15.7 million in 2001 primarily as a result of lower distribution ($0.3 million) and reduced selling, general and administrative costs ($0.1 million) at the Company’s North American specialty chemicals operations. Income from operations decreased by $5.7 million due to the operating performance of the European operations, for the reasons described above, which was partially offset by a $3.5 million increase in income from operations at the domestic operations.

Corporate and Other

Corporate operating expenses, excluding the gain on the divestiture of the Company’s European insulation operations, decreased by $2.8 million to $7.0 million for the year ended December 28, 2001. This was caused by a reduction in amortization ($0.7 million) and cost containment initiatives implemented during 2001 ($2.2 million), which focused on outside consulting as well as personnel related costs.

Liquidity and Capital Resources

During fiscal 2002, the Company’s operating activities provided $8.0 million. During the 2002 period, the Company had after-tax cash flow of $19.7 million, as well as an $11.7 million increase in working capital. This increase in working capital was primarily caused by higher inventory ($5.2 million) at our domestic packaging and specialty chemicals operations, higher accounts receivable ($1.8 million) at our specialty chemicals operations and lower accrued expenses ($4.0 million) at our corporate office, offset by lower accounts receivable ($1.3 million) at our domestic packaging operations. The increase in inventory primarily resulted from an increase in inventory unit volume (approximately 16%) from December 28, 2001 to December 27, 2002 at our domestic packaging operations as well as higher raw material costs, primarily styrene monomer, at our specialty chemicals operations. The increase in accounts receivable at the specialty chemicals operations was primarily caused by increased sales during the fourth quarter of fiscal 2002 resulting from increased sales volumes and average selling prices due to increases in the cost of our primary raw material. Accrued expenses at the corporate office primarily decreased due to a decrease in employee-related accruals. The decrease in accounts receivable at the domestic packaging operations was primarily due to decreased sales during the fourth quarter of fiscal 2002 resulting from a decrease in average selling prices.

The Company used $10.1 million in investing activities during fiscal 2002. The Company made $10.6 million in capital expenditures and increased other assets by $1.4 million. Distributions received from investments in unconsolidated affiliates exceeded the additional investments in these affiliates by $1.8 million during fiscal 2002.

As of December 27, 2002, the Company had $32.2 million outstanding under its revolving credit facilities. Including cash on hand, the Company had $12.5 million of availability under these facilities as of December 27, 2002. On March 11, 2003, the Company issued $135 million of 11% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45 million term loan and to increase the revolving credit commitment from $35 million to $45 million. The proceeds were used to repay the existing $159.5 million Series A and Series B Senior Notes due December 1, 2003 and outstanding borrowings under the existing revolving credit facilities. After taking into account the refinancing of the Company’s senior notes and certain restrictions, including borrowing base limitations, the Company would have had $12.9 million outstanding and $27.7 million of availability under its revolving credit facilities as of December 27, 2002. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company’s capital expenditures for fiscal years 2001 and 2002 were $12.4 million and $10.6 million, respectively.

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

(thousands of dollars)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings (1)	$212,090	$ 6,548	$ 7,513	$1,944	$196,085
Capital lease obligations	3,059	1,317	1,453	289	—
Operating lease obligations	24,484	6,664	8,715	4,637	4,468
Purchase obligations (2)	263,772	85,783	177,989	—	—

	$503,405	$100,312	$195,670	$6,870	$200,553

(1)	On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility and extended the maturity to March 2008.
(2)	As discussed in Note 5 to the Company’s consolidated financial statements, these amounts represent commitments under long-term styrene monomer supply contracts.

(thousands of dollars)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$2,432	$2,432	$—	$—	$—

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

The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; valuation assumption in determining the fair value of investments held by unconsolidated affiliates; and estimates of realizability of deferred tax assets.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and on various other estimates we believe to be reasonable. Certain of the more critical assumptions include:

Bad Debt Risk

•	Credit worthiness of specific customers and aging of customer balances
•	Contractual rights and obligations
•	General and specific economic conditions

Depreciable Lives of Plant and Equipment

•	Changes in technological advances
•	Wear and tear
•	Changes in market demand

Asset Impairment Determinations

•	Intended use of assets and expected future cash flows
•	Industry specific trends and economic conditions
•	Customer preferences and behavior patterns
•	Impact of regulatory initiatives

Fair Value of Investments Held by Unconsolidated Affiliates

•	Expected future cash flows of underlying investments
•	Changes in market demand
•	Industry specific trends and economic conditions

Deferred Taxes

•	Expected future profitability and cash flows
•	Impact of regulatory initiatives
•	Timing of reversals of existing temporary differences between book and taxable income

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. The Company does not believe this Statement will have a material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of this pronouncement in the beginning of fiscal 2002. The adoption had no effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Statement requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company adopted this Statement during the fourth quarter of its year ended December 27, 2002. The impact on the Company was to reclassify the extraordinary item recorded during the quarter ended March 29, 2002 to income from continuing operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has included the interim disclosures prescribed by SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. Based on the Company’s most recent evaluation, the Company believes it will have to consolidate Radnor Investments, L.P. beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2004. The Company expects this will cause an increase to the investment assets on its consolidated balance sheet with minority interest being recorded for the 80% of Radnor Investments, L.P. owned by the general partner of Radnor Investments, L.P. The Company does not anticipate that the adoption of FIN 46 will have any material effect on the consolidated net income or the cash flow of the Company.

Forward Looking Statements

The statements contained in this Annual Report that are not historical facts, including but not limited to raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See “Business—Raw Materials”, “Business—Risks Attendant to Foreign Operations”, “Business—Competition”, “Business—Employees”, “Business—Environmental Matters,” and “Quantitative and Qualitative Disclosures about Market Risk.”

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

Donald D. Walker has served as Senior Vice President-Operations of the Company since November 1992. Mr. Walker served as Vice President of Manufacturing and as Director of Manufacturing of the Company from February 1992 through November 1992. From 1969 until February 1992, Mr. Walker served in various management positions with Scott Container Products Group, Inc. (WinCup’s predecessor), WMF Corporation and Thompson Industries.

John P. McNiff has served as Senior Vice President-Corporate Development of the Company since its formation in November 1991 and as a director since May 1997. Previously, Mr. McNiff was Vice President-Corporate Development of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases. Mr. McNiff is also a director of Chartwell Investment Partners, LP.

R. Radcliffe Hastings has served as Senior Vice President and Treasurer of the Company since June 1996 and as a director since May 1997. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of America, for 18 years. Mr. Hastings held a variety of management positions in the U.S. banking group and in Bank of America’s securities operation, BA Securities, Inc.

John P. McKelvey has served as Senior Vice President-Human Resources and Administration for the Company since March 22, 2002. From October 1992 through March 2002, Mr. McKelvey was the Vice President-Human Resources and Quality Assurance for the Company. From February 1992 until October 1992, Mr. McKelvey was Director of Human Resources for the Company. From 1971 until joining the Company, Mr. McKelvey served in a variety of human resources management positions for Scott Container Products Group, Inc., Texstyrene Corporation, WMF Corporation and Thompson Industries.

Van D. Groenewold has served as Vice President-Engineering for the Company since November 1992. From February 1992 until November 1992, Mr. Groenewold was Director of Engineering for the Company. From 1982 until joining the Company, Mr. Groenewold held various engineering and quality assurance management positions with Scott Container Products Group, Inc., WMF Corporation and Thompson Industries.

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

Officers of the Company who serve as directors are not compensated for serving as directors of the Company. The Company’s non-officer director receives an annual retainer of $20,000 for his services as director. In addition, all directors are reimbursed for their expenses incurred in attending meetings. The following table sets forth certain information concerning the compensation paid to the Company’s chief executive officer and the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 for the year ended December 27, 2002:

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)		All Other Compensation
Michael T. Kennedy President and Chief Executive Officer	2002 2001 2000	$3,000,000 2,500,000 2,500,000	$2,500,000 500,000 1,130,000	$152,087 87,112 103,255	(2) (2) (2)	$75,814 76,376 99,329	(3) (3) (3)

R. Radcliffe Hastings Senior Vice President and Treasurer	2002 2001 2000	500,000 300,000 300,000	— 300,000 125,000	— — —		4,760 4,480 4,480	(4) (4) (4)

Michael V. Valenza Senior Vice President - Finance and Chief Financial Officer	2002 2001 2000	300,000 275,000 275,000	— 200,000 —	— — —		4,760 4,480 4,480	(4) (4) (4)

Richard C. Hunsinger Senior Vice President - Sales and Marketing	2002 2001 2000	300,000 275,000 275,000	— 200,000 —	— — —		4,760 4,480 4,480	(4) (4) (4)

Donald D. Walker Senior Vice President- Operations	2002 2001 2000	300,000 275,000 275,000	— 200,000 —	— — —		4,760 4,480 4,480	(4) (4) (4)

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the officer for such year.
(2)	Represents transportation costs paid by the Company on behalf of Mr. Kennedy.
(3)	Includes $4,760 of matching contributions by the Company under its 401(k) Retirement Savings Plan and premiums of $71,054, $71,896 and $94,849 in 2002, 2001 and 2000, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(4)	Represents a matching contribution by the Company under its 401(k) Retirement Savings Plan.

The following table sets forth information with respect to options to purchase the Company’s Nonvoting Common Stock held at December 27, 2002 by the Named Executive Officers. No options were granted to or exercised by such persons during the fiscal year ended December 27, 2002.

	Number of Securities Underlying Unexercised Options at December 27, 2002		Value of Unexercised In-the-Money Options at December 27, 2002(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Kennedy	—	—	—	—
R. Radcliffe Hastings	—	—	—	—
Michael V. Valenza	130	—	$735,000	—
Richard C. Hunsinger	100	—	$663,250	—
Donald D. Walker	125	—	$874,500	—

(1)	Based on the estimated fair value of $11,800 per share of the underlying securities, as determined by the Company’s Board of Directors.

Employment Agreements

In May 1993, the Company entered into an employment agreement with Richard C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President—Sales and Marketing of the Company. The agreement was for an initial term of seven years and six months and, absent 180 days prior written notice by either party before the end of any renewal term, renews for twelve months from year to year. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000 beginning in 1996, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

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

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned	Percent of Class
Michael T. Kennedy Three Radnor Corporate Center Suite 300 Radnor, PA 19087	Voting Common Stock	480	80.0%
John P. McNiff Three Radnor Corporate Center Suite 300 Radnor, PA 19087	Voting Common Stock	60	10.0%
R. Radcliffe Hastings Three Radnor Corporate Center Suite 300 Radnor, PA 19087	Voting Common Stock	60	10.0%

The following table sets forth certain information as of December 27, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity Compensation plans approved by security holders	736	$5,523	—
Equity Compensation plans not approved by security holders	—	—	—

Total	736	$5,523	—

(1)	Excludes the number of securities to be issued upon exercise of outstanding options, warrants and rights.

The following table sets forth certain information as of March 11, 2003, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Michael T. Kennedy	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	480 3,760 —	(3)	80.0% 69.6% —

Michael V. Valenza	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 150		— — 40.0%

Richard C. Hunsinger	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 150		— — 43.5%

Donald D. Walker	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 182		— — 49.2%

R. Radcliffe Hastings	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	60 540 —		10.0% 10.0% —

John P. McNiff	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	60 540 —		10.0% 10.0% —

Paul M. Finigan	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — —		— — —

Directors and all executive officers as a group (10 persons)	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	600 4,840 655		100.0% 89.6% 89.1%

(1)	Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 11, 2003, upon the exercise of stock options granted pursuant to the Company’s Equity Incentive Plan, as follows: Michael V. Valenza-130; Richard C. Hunsinger-100; Donald D. Walker-125; and the directors and all executive officers as a group-490.

(2)	Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively, as well as the shares the respective individual has the right to acquire on or before May 11, 2003.

(3)	Includes 1,573 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy is entitled to receive 25 of these shares pursuant to the instrument governing the trust and retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules - None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Ltd. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1	Indenture, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Original S-4)

4.2	First Supplemental Indenture, dated as of December 17, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.2 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.3	Second Supplemental Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB and First Union National Bank (Incorporated by reference to Exhibit No. 4.3 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.4	Third Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Radnor Management, Inc., StyroChem Europe (The Netherlands) B.V., StyroChem Finland Oy, ThermiSol Denmark ApS, ThermiSol Finland Oy, ThermiSol Sweden AB, Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.4 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.5	Fourth Supplemental Indenture, dated as of July 16, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit No. 4.1 filed with the Form 10-Q for the quarter ended June 26, 1998 filed by Radnor Holdings Corporation)

4.6	Fifth Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.7	Sixth Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.7 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.8	Seventh Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.8 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

4.9	Exchange and Registration Rights Agreement, dated as of December 5, 1996 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., Alex. Brown & Sons Incorporated and NatWest Capital Markets Limited (Incorporated by reference to Exhibit 4.2 filed with the Original S-4)

4.10	Indenture, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc. and First Union National Bank, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

4.11	First Supplemental Indenture, dated as of February 9, 1998 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Radnor Delaware, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4.7 filed with the Form 10-K for the year ended December 26, 1997 filed by Radnor Holdings Corporation)

4.12	Second Supplemental Indenture, dated as of January 21, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C. and First Union National Bank (Incorporated by reference to Exhibit No. 4.10 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

4.13	Third Supplemental Indenture, dated as of March 23, 1999 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Delaware, Inc., Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc. and WinCup Europe Delaware and First Union National Bank (Incorporated by reference to Exhibit No. 4.12 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

4.14	Fourth Supplemental Indenture, dated as of January 29, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, Radnor Management, Inc., StyroChem U.S., Ltd., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.C.C., Radnor Management Delaware, Inc., StyroChem Delaware, Inc., WinCup Europe Delaware, Inc., StyroChem Europe Delaware, Inc., Radnor Delaware II, Inc., and First Union National Bank (Incorporated by reference to Exhibit 4.14 filed with the 2001 10-K)

4.15	Exchange and Registration Rights Agreement, dated as of October 15, 1997 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Management, Inc., Bear, Stearns & Co. Inc., NatWest Capital Markets Limited and BT Alex. Brown Incorporated (Incorporated by reference to Exhibit 4.2 filed with the Series B S-4)

*10.1	Contract of Sale, dated as of December 5, 1996, among Chevron Chemical Company, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.11 filed with Amendment No.1 to the Original S-4)

**10.2	First Amendment to Styrene Monomer Contract of Sale, dated as of October 1, 1998, among Chevron Chemical Company LLC, Radnor Chemical Corporation, StyroChem U.S., Ltd. and StyroChem Canada, Ltd. (Incorporated by reference to Exhibit No. 10.6 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.3	Second Amendment to Styrene Monomer Contract of Sale, dated as of January 1, 2001, among Chevron Phillips Chemical Company LP, Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit No. 10.1 filed with the Form 10-Q for the quarterly period ended March 30, 2001 filed by Radnor Holdings Corporation)

10.4	Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.26 filed with Amendment No. 1 to the Original S-4)

10.5	Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.27 filed with Amendment No. 1 to the Original S-4)

10.6	Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings on January 20, 1996 (Incorporated by reference to Exhibit No. 10.30 filed with Amendment No. 1 to the Original S-4)

10.7	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.70 filed with the Series B S-4)

10.8	Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Series B S-4)

10.9	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.72 filed with the Series B S-4)

10.10	Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit No. 10.32 filed with Amendment No. 1 to the Original S-4)

10.11	Industrial Building Lease between Centerpoint Properties Corporation and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

10.12	Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit No. 10.34 filed with Amendment No. 1 to the Original S-4)

***10.13	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit No. 10.38 filed with the Original S-4)

***10.14	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.39 filed with Amendment No. 1 to the Original S-4)

***10.15	Radnor Holdings Corporation Management Equity Participation Plan, dated March 10, 1993, as amended on November 1, 1993 (Incorporated by reference to Exhibit No. 10.40 filed with Amendment No. 1 to the Original S-4)

10.16	Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the 2001 10-K)

10.17	First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.18	Letter of clarification dated March 21, 2002 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.18 filed with the Form 10-K for the year ended December 27, 2002 filed by Radnor Holdings Corporation (the “2002 10-K”))

10.19	Amended, Restated and Consolidated Revolving Credit Note dated December 26, 2001, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.21 filed with the 2001 10-K)

10.20	Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.22 filed with the 2001 10-K)

10.21	Amended and Restated Revolving Credit Note dated February 4, 2002, made by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., WinCup Texas, Ltd., StyroChem Delaware, Inc., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.23 filed with the 2001 10-K)

10.22	Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.44 filed with Amendment No. 1 to the Original S-4)

10.23	Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.45 filed with Amendment No. 1 to the Original S-4)

10.24	Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.46 filed with Amendment No. 1 to the Original S-4)

10.25	Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit No. 10.47 filed with Amendment No. 1 to the Original S-4)

10.26	Trademark Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.28 filed with the 2001 10-K)

10.27	Patent Security Agreement, dated December 26, 2001, between StyroChem Delaware, Inc., and PNC Bank, National Association (Incorporated by reference to Exhibit 10.29 filed with the 2001 10-K)

10.28	Patent Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc., and PNC Bank, National Association (Incorporated by reference to Exhibit 10.30 filed with the 2001 10-K)

10.29	Copyright Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc., and PNC Bank, National Association (Incorporated by reference to Exhibit 10.31 filed with the 2001 10-K)

10.30	Assignment Agreement dated as of December 26, 2001, among Bank of America, N.A., First Union National Bank and PNC Bank, National Association (Incorporated by reference to Exhibit 10.32 filed with the 2001 10-K)

10.31	Amended and Restated Guaranty dated as of December 26, 2001, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.33 filed with the 2001 10-K)

10.32	Amended and Restated Guaranty dated as of December 26, 2001, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.34 filed with the 2001 10-K)

10.33	Joinder dated January 24, 2002 joining Radnor Delaware II, Inc. to the Fourth Amended and Restated Revolving Credit and Security Agreement (Incorporated by reference to Exhibit 10.35 filed with the 2001 10-K)

10.34	Commitment Transfer Supplement, dated as of February 4, 2002, among PNC Bank, National Association, Fleet Capital Corporation, and PNC Bank, National Association, as agent for Lenders under the Fourth Amended and Restated Revolving Credit and Security Agreement. (Incorporated by reference to Exhibit 10.36 filed with the 2001 10-K)

10.35	Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit No. 10.63 filed with Amendment No. 1 to the Original S-4)

10.36	Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.64 filed with the Original S-4)

10.37	Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit No. 10.65 filed with Amendment No. 1 to the Original S-4)

***10.38	Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit No. 10.66 filed with the Original S-4)

10.39	Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

10.40	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.41	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.42	Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

***10.43	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

***10.44	Amendment to the Radnor Holdings Corporation Equity Incentive Plan, dated April 28,1992 (Incorporated by reference to Exhibit No. 10.67 filed with the Form 10-Q for the quarterly period ended June 27,1997 filed by Radnor Holdings Corporation)

***10.45	Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

***10.46	Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit No. 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

+10.47	Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

++10.48	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.48 filed with Amendment No. 1 to the 2002 10-K)

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 filed with the 2002 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to an Order Granting the Company’s Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.

**	Portions of this Exhibit have been deleted pursuant to an Order Granting the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

***	This exhibit represents a management contract or compensatory plan or arrangement.

+	Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under Exchange Act and Rule 24b-2 Promulgated Thereunder.

++	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: October 16, 2003

	By:	/s/ MICHAEL T. KENNEDY

Michael T. Kennedy Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/	MICHAEL T. KENNEDY Michael T. Kennedy	Chairman of the Board and Chief Executive Officer	October 16, 2003

/s/	R. RADCLIFFE HASTINGS R. Radcliffe Hastings	Senior Vice President Treasurer and Director	October 16, 2003

/s/	MICHAEL V. VALENZA Michael V. Valenza	Senior Vice President, - Finance, Chief Financial Officer and Chief Accounting Officer	October 16, 2003

/s/	JOHN P. MCNIFF John P. McNiff	Senior Vice President - Corporate Development and Director	October 16, 2003

/s/	PAUL M. FINIGAN Paul M. Finigan	Director	October 16, 2003

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

March 13, 2002

Above is a copy of the report previously issued by Arthur Andersen LLP in connection with Radnor Holdings Corporation’s filing on Form 10-K for the year ended December 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with Radnor Holdings Corporation’s filing on Form 10-K for the year ended December 27, 2002. In accordance with EITF 00-22, the Company has changed its reporting of sales and marketing rebates as discussed in Note 2.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 27, 2002 and December 28, 2001

(In thousands, except share amounts)

	2002	2001
Assets
Current assets:
Cash	$4,059	$4,304
Accounts receivable, net	36,165	33,044
Inventories, net	37,715	30,939
Prepaid expenses and other	7,115	9,908
Deferred tax asset	1,838	2,123

	86,892	80,318

Property, plant, and equipment, at cost:
Land	6,956	6,856
Supplies and spare parts	4,282	4,455
Buildings and improvements	39,385	38,624
Machinery and equipment	198,794	182,651

	249,417	232,586
Less accumulated depreciation	(73,921)	(58,102)

	175,496	174,484
Investments in unconsolidated affiliates	14,735	6,128
Other assets	7,009	13,256

	$284,132	$274,186

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,141	$34,865
Accrued liabilities	15,154	18,098
Current portion of long-term debt	6,548	3,987
Current portion of capitalized lease obligations	1,141	1,050

	56,984	58,000

Long-term debt, net of current portion	205,928	205,426
Capitalized lease obligations, net of current portion	1,597	2,447
Deferred tax liability	7,816	6,064
Other non-current liabilities	1,746	2,132
Commitments and contingencies (note 5)	—	—
Stockholders’ equity:
Voting and nonvoting common stock. Authorized 22,700 shares; issued and outstanding 6,245 shares	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(4,663)	(9,310)
Cumulative translation adjustment	(4,664)	(9,961)

Total stockholders’ equity	10,061	117

	$284,132	$274,186

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended December 27, 2002, December 28, 2001

and December 29, 2000

(In thousands)

	2002	2001	2000
Net sales	$323,182	$325,734	$353,752
Cost of goods sold	243,501	250,719	277,254

Gross profit	79,681	75,015	76,498

Operating expenses:
Distribution	22,621	25,176	26,003
Selling, general and administrative	33,124	32,464	37,128
Gain on sale of business	—	(10,493)	—

	55,745	47,147	63,131

Income from operations	23,936	27,868	13,367

Interest	21,382	22,331	21,725
Income from unconsolidated affiliates	(6,165)	(1,160)	(876)
Other, net	1,146	2,657	1,104

	16,363	23,828	21,953

Income (loss) before income taxes and discontinued operations	7,573	4,040	(8,586)
Provision (benefit) for income taxes	2,878	2,150	(3,074)

Income (loss) before discontinued operations	4,695	1,890	(5,512)
Loss from discontinued operations, net of tax	48	247	144

Net income (loss)	$4,647	$1,643	$(5,656)

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
Comprehensive loss:
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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 27, 2002, December 28, 2001

and December 29, 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$4,647	$1,643	$(5,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,010	19,321	18,790
Gain on sale of business	—	(10,493)	—
Deferred income taxes	2,233	1,703	(3,113)
Income from unconsolidated affiliates	(6,165)	(1,160)	(876)
Discontinued operations	48	247	144
Changes in operating assets and liabilities, net of effects of disposition of business
Accounts receivable, net	(761)	(1,882)	(8,968)
Inventories, net	(5,817)	4,150	(4,663)
Prepaid expenses and other	(440)	1,623	(6,271)
Accounts payable	(825)	(14,924)	11,935
Accrued liabilities	(3,839)	(2,058)	(1,189)

Net cash provided by (used in) continuing operations	8,091	(1,830)	133
Net cash used in discontinued operations	(130)	(67)	(2,446)

Net cash provided by (used in) operating activities	7,961	(1,897)	(2,313)

Cash flows from investing activities:
Capital expenditures	(10,558)	(12,358)	(15,292)
Net cash proceeds from sale of business	—	30,935	—
Distributions from unconsolidated affiliates	6,767	380	406
Investments in unconsolidated affiliates	(4,939)	(747)	(1,205)
Increase in other assets	(1,364)	(1,478)	(1,757)

Net cash provided by (used in) investing activities	$(10,094)	$16,732	$(17,848)

(Continued)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 27, 2002, December 28, 2001

and December 29, 2000

(In thousands)

	2002	2001	2000
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit lines and unsecured notes payable	$6,664	$(16,609)	$16,402
Borrowings on term debt and mortgage notes	—	7,158	8,951
Payments on term debt and mortgage notes	(3,601)	(3,454)	(7,825)
Payments on capitalized lease obligations	(759)	(1,147)	(1,089)

Net cash provided by (used in) financing activities	2,304	(14,052)	16,439

Effect of exchange rate changes on cash	(416)	(205)	(131)

Net increase (decrease) in cash	(245)	578	(3,853)
Cash, beginning of period	4,304	3,726	7,579

Cash, end of period	$4,059	$4,304	$3,726

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,163	$21,031	$21,064

Cash paid during the period for income taxes, net of refunds of $17 in 2001 and $168 in 2000	$648	$123	$(168)

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SALE OF BUSINESS AND DISCONTINUED OPERATIONS

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

Sale of ThermiSol Business

On December 12, 2001 the Company completed the sale of its ThermiSol operations, which included seven manufacturing plants that convert EPS into insulation products for sale primarily to the Nordic construction industry, to CRH Europe B.V. and CRH Denmark A/S (collectively “CRH”). In accordance with the stock purchase agreement dated November 16, 2001, CRH purchased all of the stock of ThermiSol Finland Oy, ThermiSol Sweden AB and ThermiSol Denmark A/S from Radnor. In connection with the sale transaction, Radnor and its affiliates agreed not to engage in certain activities that would compete with the Business for a period of two years following the closing (the ”Competition Covenant”).

The consideration for the sale of the business and the Competition Covenant was $34.4 million in cash, and the assumption of net third party debt of $0.7 million. In connection with the sale of the business, Radnor realized a $10.5 million gain.

Discontinued Operations

Pursuant to an asset purchase agreement among Benchmark Holdings, Inc. (“Benchmark”), WinCup Holdings, Inc. (“WinCup”) and the Fort James Corporation, formerly James River Paper Company, Inc. (“Fort James”), dated October 31, 1995. Benchmark and WinCup sold to Fort James all of the assets of Benchmark’s cutlery and straws business and all of the assets of WinCup’s thermoformed cup business, except for cash, accounts receivable, and prepaid assets. The operations of Benchmark’s cutlery and straws business and WinCup’s thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2002, 2001 and 2000, net of tax benefits of $32,000, $165,000 and $96,000, respectively, represents the settlement of a contingent liability related to the discontinued operations. The Company has no further exposure to this contingent liability.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000 were fifty-two week periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radnor and all of its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used when the Company has a 20% to 50% ownership interest in other companies. Certain reclassifications have been made to the prior years’ presentations to conform to the current year’s presentation.

Equity Method of Accounting

Under the equity method, original investments are recorded at cost in other assets and adjusted for the Company’s share of undistributed earnings or losses of these companies. The Company owns a 20% limited partner investment in Radnor Investments, L.P. (the “Partnership”). The Partnership values substantially all of its investments, which are generally subject to restrictions on resale and generally have no established market, at fair value, as determined in good faith by its general partner in accordance with the Partnership’s valuation policy. The Partnership determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Partnership’s valuation policy considers the fact that no ready market exists for substantially all of the entities in which it invests. The Partnership’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Partnership will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or when the enterprise value of the company does not currently support the cost of the Partnership’s investments. Conversely, the Partnership will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Partnership’s investment has also appreciated in value. Because of the inherent uncertainty of such valuation, estimated values may differ significantly from the values that would have been used had a ready market for these investments existed and/or the Partnership liquidated its position and the differences could be material.

The Partnership’s primary investment is a 55.6% ownership in a media programming company whose major operation is a basic tier arts and entertainment channel. The fair value of this investment was determined on a discounted cash flow basis. The significant drivers of the fair value determination are the estimated number of subscribers to the channel, the estimated level of advertising shown on the channel, reliance on the contract through which the channel’s content is distributed and the assessed likelihood of renewal of the contract. While the estimates made by the Partnership with respect to these significant drivers taken as a whole remain valid, actual future results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are net of allowances for doubtful accounts of $205,000 and $538,000 at December 27, 2002 and December 28, 2001, respectively. Bad debt expense was $294,000, $565,000 and $101,000 for fiscal years 2002, 2001 and 2000, respectively. The related write-offs of accounts receivable were $627,000, $463,000 and $97,000 for those years, respectively.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 27, 2002 and December 28, 2001, consisted of the following (in thousands):

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

Revenue Recognition

Revenue is recognized as risk of ownership and title to the product transfers to the customer, which occurs when goods are shipped.

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

Stock Option Accounting

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. See Footnote 8 for additional information regarding the Company’s stock option plan.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; valuation assumption in determining the fair value of investments held by unconsolidated affiliates; and estimates of realizability of deferred tax assets.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. The Company does not believe this Statement will have an effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of this pronouncement in the beginning of fiscal 2002. The adoption had no effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Statement requires gains and losses from debt extinguishments that are used as part of the Company’s risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company adopted this Statement during the fourth quarter of its year ended December 27, 2002. The impact on the Company was to reclassify the extraordinary item recorded during the quarter ended March 29, 2002 to income from continuing operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. Based on the Company’s most recent evaluation, the Company believes it will have to consolidate the Partnership beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2004. The Company expects this will cause an increase to the investment assets on its consolidated balance sheet with minority interest being recorded for the 80% of the Partnership owned by the general partner of the Partnership. The Company does not anticipate that the adoption of FIN 46 will have any material effect on the consolidated net income or the cash flow of the Company.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company accounts for investments in unconsolidated affiliates by the equity method of accounting as described in Note 2. The Company’s investments in unconsolidated affiliates totaled $14.7 million and $6.1 million at December 27, 2002 and December 28, 2001, respectively. The Company’s investments include interests in private equity partnerships that invest in consumer, industrial, technology and certain other companies as determined by the partnerships that will provide a return commensurate with their underlying risk. The most significant investment, totaling $13.3 million at December 27, 2002 and $4.7 million at December 28, 2001, is Radnor Investments, L.P. Radnor Investments, L.P. is a Delaware limited partnership and was formed for the purpose of making investments generally in privately-held companies in a variety of industries. The Company serves as the limited partner and owns 20% of Radnor Investments, L.P., with Radnor Investment Advisors, L.P. serving as the general partner. The general partner of Radnor Investment Advisors, L.P. is Radnor Investment Advisors, Inc., whose owners consist of the chief executive officer and certain other stockholders of the Company. The Company has not had and does not have any material direct or indirect contractual relationships with either Radnor Investment Advisors, L.P. or its general partner, Radnor Investment Advisors, Inc., including, without limitation, any loan, guarantee or other credit arrangements, any liability assignments or assumptions or any similar transactions. The Company invested $7.6 million, $0.7 million and $1.2 million during the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively, in Radnor Investments, L.P.

A summary of financial information for Radnor Investments, L.P. as of December 31, 2002 and 2001 and for each year in the three year period ended December 31, 2002 follows (in thousands):

	December 31,
	2002	2001
		(unaudited)
Total assets	$47,860	$7,283
Total liabilities	—	—

	Years Ended December 31,
	2002	2001	2000
		(unaudited)	(unaudited)
Interest income	$65	$21	$13

Net income (loss) before unrealized appreciation of investments	(561)	15	(147)
Net unrealized appreciation of investments	38,518	827	2,514

Net increase in partners’ capital from operations	$37,957	$842	$2,367

The net increase in partners’ capital from operations resulted primarily from unrealized gains on investments for which there is no established market.

4.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	2002	2001

Series A and Series B Senior Notes bearing interest at 10.0%, interest payable semi-annually, due December 1, 2003, including a premium of $386 and $806 at December 27, 2002 and at December 28, 2001, respectively.	$159,886	$160,806

Outstanding balance under the Fourth Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”), bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. At December 27, 2002, the interest rate was based upon LIBOR rates with various maturities (1.68%) plus 2.50% or at U.S. prime (4.25%). The obligations of the Company under the Credit Agreement are secured by a lien on substantially all of the Company’s U.S. subsidiaries’ inventory, receivables and general intangibles.	29,652	22,191

Outstanding balance under the Canadian Revolving Credit Facility (borrowing capacity of $5.0 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts subfacility), with Canadian dollar advances bearing interest at Canadian prime (4.50%) at December 27, 2002. There were no U.S dollar advances outstanding at December 27, 2002. Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company’s Canadian subsidiary.	2,568	2,444

Outstanding balances under Canadian term loans, bearing interest at Canadian prime (4.50% at December 27, 2002) plus 1.0%, secured by substantially all assets of the Company’s Canadian subsidiary, payable in monthly or quarterly installments of principal plus interest, over a maximum of five to seven years.	393	567

Outstanding balance under Canadian term loan, bearing interest at 6.05% at December 27, 2002, collateralized by a mortgage agreement, payable in monthly installments of principal and interest of approximately $4,400 Canadian commencing January 2000 with final payment due December 2025.	411	414

Outstanding balances under capital expenditure loans bearing interest at various rates between 8.36% and 9.86%, payable in quarterly principal; and interest installments, due between February 2005 and December 2006, secured by equipment purchased with the proceeds.	7,962	10,135

Outstanding balances under term loan facilities, bearing interest at the Company’s option at a rate based upon various formulae as defined in the agreements. At December 27, 2002, the rates were based upon LIBOR plus margin (3.83%) and a fixed rate (7.04%) The term loans are payable in monthly and quarterly principal installments plus interest with final payments due September 2003 and June 2013. The term loans are secured by certain mortgage agreements.	9,320	10,324

Outstanding balances under term loan facility, bearing interest at 6 month EURIBOR (2.88% at December 27, 2002) plus margin (1.0% at December 27, 2002) payable in quarterly principal installments plus interest with final payment due in March 2006.	2,284	2,532

	212,476	209,413

Less current portion	(6,548)	(3,987)

	$205,928	$205,426

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the existing $159.5 million Series A and Series B Senior Notes and outstanding borrowings under the existing revolving credit facilities. Accordingly, the current portion of the notes has been classified as non-current.

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

Future debt maturities, excluding the debt premium, are as follows (in thousands):

2003	$6,548
2004	3,940
2005	3,573
2006	1,361
2007	583
2008 and thereafter	196,085

$212,090

5.	COMMITMENTS AND CONTINGENCIES

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

6.	STOCKHOLDERS’ EQUITY

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

7.	INCOME TAXES

The components of income (loss) before taxes by source of income are as follows (in thousands):

	2002	2001	2000
United States	$3,363	$4,394	$(9,034)
Non U.S.	4,210	(354)	448

	$7,573	$4,040	$(8,586)

The provision (benefit) for income taxes for each of the three years in the period ended December 27, 2002 is as follows (in thousands):

	2002	2001	2000
Current:
Federal	$(105)	$—	$—
State	82	25	34
Foreign	668	422	5
Deferred	951	5,405	3,761
Utilization (generation) of net operating loss carryforwards (excluding generation of net operating loss due to discontinued operations in 2002, 2001 and 2000)	1,234	(3,907)	(6,874)
Valuation allowance	48	205	—

	$2,878	$2,150	$(3,074)

The components of deferred taxes at December 27, 2002 and December 28, 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards including loss from discontinued operations	$25,859	$27,136
Vacation pay and compensation accruals	493	724
Bad debt, inventory, and returns and allowances	609	744
Other accruals	571	649
Valuation allowance	(367)	(325)

	27,165	28,928

Deferred tax liabilities:
Accelerated tax depreciation	27,924	27,324
Gain on sale of business	1,101	4,635
Other	4,118	910

	33,143	32,869

Net deferred tax liability	$5,978	$3,941

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

8.	STOCK OPTION PLAN

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

9.	EMPLOYEE BENEFIT PLAN

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

10.	RELATED PARTY TRANSACTIONS

A former director of the Company is a partner in the law firm which serves as the Company’s primary legal counsel. During 2002, 2001 and 2000, the Company paid fees of $472,000, $203,000 and $267,000, respectively, to this firm.

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

11.	SEGMENT INFORMATION

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

The following tables summarize the Company’s financial information and results of operations by segment and geographic region for fiscal years 2000 through 2002 (in thousands):

Operating:

2002	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$195,328	$124,508	$3,346	$—	$323,182
Transfers between operating segments	79	9,804	—	(9,883)	—
Income (loss) from operations	29,707	4,353	(10,124)	—	23,936
Identifiable assets	162,123	94,528	27,481	—	284,132
Capital expenditures	7,632	2,641	285	—	10,558
Depreciation expense	9,074	4,859	189	—	14,122

2001	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$235,634	$88,013	$2,087	$—	$325,734
Transfers between operating segments	232	25,645	—	(25,877)	—
Income (loss) from operations	26,193	(3,228)	4,903	—	27,868
Identifiable assets	167,063	79,645	27,478	—	274,186
Capital expenditures	5,851	6,216	291	—	12,358
Depreciation expense	9,582	4,706	302	—	14,590

2000	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$238,774	$112,007	$2,971	$—	$353,752
Transfers between operating segments	190	32,127	—	(32,317)	—
Income (loss) from operations	16,621	2,527	(5,781)	—	13,367
Identifiable assets	188,729	87,347	29,923	—	305,999
Capital expenditures	9,684	5,512	96	—	15,292
Depreciation expense	8,876	4,249	148	—	13,273

Geographic:

2002	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,129	$21,712	$75,341	$—	$323,182
Transfers between geographic segments	79	9,804	—	(9,883)	—
Income from operations	16,487	4,691	2,758	—	23,936
Identifiable assets	219,679	11,767	52,686	—	284,132

2001	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$223,559	$16,516	$85,659	$—	$325,734
Transfers between geographic segments	232	9,845	—	(10,077)	—
Income from operations	21,753	3,971	2,144	—	27,868
Identifiable assets	219,008	11,010	44,168	—	274,186

2000	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$232,472	$19,744	$101,536	$—	$353,752
Transfers between geographic segments	954	10,444	—	(11,398)	—
Income from operations	1,585	2,089	9,693	—	13,367
Identifiable assets	227,611	11,488	66,900	—	305,999

12.	SUPPLEMENTAL FINANCIAL INFORMATION

Radnor Holdings Corporation is a holding company that has no operations or assets separate from its investments in subsidiaries. The $100 million Series A Senior Notes and the $60 million Series B Senior Notes are fully and unconditionally jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries, all of which are 100% owned by the Company.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries.

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to currents liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of December 27, 2002 and December 28, 2001, the net assets of these foreign subsidiaries totaled $26.8 million and $20.2 million, respectively.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventories, net	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	6,280	840	(1,845)	7,115
Deferred tax asset	—	1,838	—	—	1,838

	1,840	57,687	43,754	(16,389)	86,892

Property, plant, and equipment	—	199,253	50,164	—	249,417
Less accumulated depreciation	—	(59,742)	(14,179)	—	(73,921)

	—	139,511	35,985	—	175,496

Intercompany receivable	32,641	1,990	(266)	(34,365)	—
Investments in subsidiaries	106,153	24,235	843	(131,231)	—
Investments in unconsolidated affiliates	—	—	14,735	—	14,735
Other assets	1,809	4,408	792	—	7,009

	$142,443	$227,831	$95,843	$(181,985)	$284,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capital lease obligations	—	6,811	878	—	7,689

	1,161	52,145	11,539	(7,861)	56,984

Long-term debt, net of current portion	159,886	57,824	4,778	(16,560)	205,928
Capital lease obligations, net of current portion	—	1,597	—	—	1,597
Intercompany payable	25,736	5,074	16,553	(47,363)	—
Deferred tax liability	(3,991)	7,521	4,167	119	7,816
Other non-current liabilities	—	1,745	1	—	1,746
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,928	34,216	(293)	(4,663)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity	(40,349)	101,925	58,805	(110,320)	10,061

	$142,443	$227,831	$95,843	$(181,985)	$284,132

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Fiscal year ended December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,208	$106,857	$(9,883)	$323,182
Cost of goods sold	—	167,290	86,094	(9,883)	243,501

Gross profit	—	58,918	20,763	—	79,681
Operating expenses:
Distribution	—	17,009	5,612	—	22,621
Selling, general and administrative	1	26,346	6,777	—	33,124

Income from operations	(1)	15,563	8,374	—	23,936
Interest, net	4,804	13,927	2,651	—	21,382
Income from unconsolidated affiliates	—	—	(6,165)	—	(6,165)
Other, net	6	(393)	1,533	—	1,146

Income (loss) before income taxes and discontinued operations	(4,811)	2,029	10,355	—	7,573

Provision for income taxes:
Current	(1,781)	2,019	407	—	645
Deferred	149	(310)	2,394	—	2,233

	(1,632)	1,709	2,801	—	2,878

Income (loss) before discontinued operations	(3,179)	320	7,554	—	4,695
Loss from discontinued operations, net of tax	48	—	—	—	48

Net income (loss)	$(3,227)	$320	$7,554	$—	$4,647

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows Fiscal year ended December 27, 2002 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,014)	$11,896	$846	$233	$7,961
Cash flows from investing activities:
Capital expenditures	—	(10,000)	(558)	—	(10,558)
Increase in other assets	977	25	(608)	70	464

Net cash provided by (used in) investing activities	977	(9,975)	(1,166)	70	(10,094)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(404)	4,283	(816)	—	3,063
Net payments on capital lease obligations	—	(759)	—	—	(759)
Change in intercompany, net	4,472	(7,064)	2,895	(303)	—
Change in deferred tax liability	(31)	(457)	488	—	—

Net cash provided by (used in) financing activities	4,037	(3,997)	2,567	(303)	2,304

Effect of exchange rate changes on cash	—	(552)	136	—	(416)

Net increase (decrease) in cash	—	(2,628)	2,383	—	(245)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$392	$3,667	$—	$4,059

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

December 28, 2001

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$3,020	$1,284	$—	$4,304
Accounts receivable, net	—	22,524	10,520	—	33,044
Inventories, net	—	24,568	6,371	—	30,939
Intercompany receivable	—	—	24,906	(24,906)	—
Prepaid expenses and other	148	8,520	1,240	—	9,908
Deferred tax asset	—	1,994	132	(3)	2,123

	148	60,626	44,453	(24,909)	80,318

Property, plant, and equipment	—	190,065	42,521	—	232,586
Less accumulated depreciation	—	(48,914)	(9,188)	—	(58,102)

	—	141,151	33,333	—	174,484

Intercompany receivable	11,481	2,093	—	(13,574)	—
Investments in subsidiaries	106,153	25,078	1	(131,232)	—
Investments in unconsolidated affiliates	—	—	6,128	—	6,128
Deferred tax asset	3,985	—	—	(3,985)	—
Other assets	3,226	9,756	274	—	13,256

	$124,993	$238,704	$84,189	$(173,700)	$274,186

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$25,366	$9,499	$—	$34,865
Accrued liabilities	1,310	15,070	1,718	—	18,098
Intercompany payable	—	24,516	—	(24,516)	—
Current deferred tax liability	—	—	3	(3)	—
Current portion of long-term debt and capital lease obligations	—	4,245	792	—	5,037

	1,310	69,197	12,012	(24,519)	58,000

Long-term debt, net of current portion	160,805	39,456	5,165	—	205,426
Capital lease obligations, net of current portion	—	2,447	—	—	2,447
Intercompany payable	—	—	35,155	(35,155)	—
Deferred tax liability	—	10,072	(23)	(3,985)	6,064
Other non-current liabilities	—	2,132	—	—	2,132
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common stock	1	4	23	(27)	1
Additional paid-in capital	9,164	97,634	22,590	(110,001)	19,387
Retained earnings (deficit)	(46,287)	25,745	11,225	7	(9,310)
Cumulative translation adjustment	—	(7,983)	(1,958)	(20)	(9,961)

Total stockholders’ equity	(37,122)	115,400	31,880	(110,041)	117

	$124,993	$238,704	$84,189	$(173,700)	$274,186

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Fiscal year ended December 28, 2001

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,817	$110,565	$(11,648)	$325,734
Cost of goods sold	—	177,835	84,532	(11,648)	250,719

Gross profit	—	48,982	26,033	—	75,015
Operating expenses:
Distribution	—	17,542	7,634	—	25,176
Selling, general, and administrative	—	21,069	11,395	—	32,464
Gain on sale of business	—	(10,493)	—	—	(10,493)

Income from operations	—	20,864	7,004	—	27,868
Interest, net	—	18,376	3,955	—	22,331
Income from unconsolidated affiliates	—	—	(1,160)	—	(1,160)
Other, net	—	670	1,987	—	2,657

Income before income taxes and discontinued operations	—	1,818	2,222	—	4,040

Provision (benefit) for income taxes:
Current	—	329	118	—	447
Deferred	—	1,993	(290)	—	1,703

	—	2,322	(172)	—	2,150

Income (loss) before discontinued operations	—	(504)	2,394	—	1,890
Loss from discontinued operations, net of tax	247	—	—	—	247

Net income (loss)	$(247)	$(504)	$2,394	$—	$1,643

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows Fiscal year ended December 28, 2001 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,161)	$610	$2,654	$—	$(1,897)
Cash flows from investing activities:
Capital expenditures	—	(7,197)	(5,161)	—	(12,358)
Investment in subsidiary	—	(18,073)	—	18,073	—
Net cash proceeds from sale of business	—	30,935	—	—	30,935
Increase in other assets	949	(2,290)	(504)	—	(1,845)

Net cash provided by (used in) investing activities	949	3,375	(5,665)	18,073	16,732

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	—	(9,933)	(2,972)	—	(12,905)
Net payments on capital lease obligations	—	(928)	(219)	—	(1,147)
Change in paid-in-capital	—	—	18,073	(18,073)	—
Change in intercompany, net	4,212	8,574	(12,786)	—	—

Net cash provided by (used in) financing activities	4,212	(2,287)	2,096	(18,073)	(14,052)

Effect of exchange rate changes on cash	—	428	(633)	—	(205)

Net increase (decrease) in cash	—	2,126	(1,548)	—	578
Cash, beginning of period	—	894	2,832	—	3,726

Cash, end of period	$—	$3,020	$1,284	$—	$4,304

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Fiscal year ended December 29, 2000

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$234,085	$131,065	$(11,398)	$353,752
Cost of goods sold	—	189,723	98,929	(11,398)	277,254

Gross profit	—	44,362	32,136	—	76,498
Operating expenses:
Distribution	—	18,392	7,611	—	26,003
Selling, general, and administrative	—	25,469	11,659	—	37,128

Income from operations	—	501	12,866	—	13,367
Interest, net	—	16,910	4,815	—	21,725
Income from unconsolidated affiliates	—	—	(876)	—	(876)
Other, net	—	(5,354)	6,458	—	1,104

Income (loss) before income taxes and discontinued operations	—	(11,055)	2,469	—	(8,586)

Provision (benefit) for income taxes:
Current	—	15	24	—	39
Deferred	—	(3,112)	(1)	—	(3,113)

	—	(3,097)	23	—	(3,074)

Income (loss) before discontinued operations	—	(7,958)	2,446	—	(5,512)
Loss from discontinued operations, net of tax	144	—	—	—	144

Net income (loss)	$(144)	$(7,958)	$2,446	$—	$(5,656)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows Fiscal year ended December 29, 2000 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,242)	$6,572	$(1,643)	$—	$(2,313)
Cash flows from investing activities:
Capital expenditures	—	(11,920)	(3,372)	—	(15,292)
Increase in other assets	1,018	(2,645)	(929)	—	(2,556)

Net cash provided by (used in) investing activities	1,018	(14,565)	(4,301)	—	(17,848)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	—	9,420	8,108	—	17,528
Net payments on capital lease obligations	—	(855)	(234)	—	(1,089)
Change in intercompany, net	6,224	(2,783)	(3,441)	—	—

Net cash provided by financing activities	6,224	5,782	4,433	—	16,439

Effect of exchange rate changes on cash	—	191	(322)	—	(131)

Net decrease in cash	—	(2,020)	(1,833)	—	(3,853)
Cash, beginning of period	—	2,914	4,665	—	7,579

Cash, end of period	$—	$894	$2,832	$—	$3,726

INDEPENDENT AUDITORS’ REPORT

The Partners

Radnor Investments, L.P.:

We have audited the accompanying statement of assets, liabilities and partners’ capital of Radnor Investments, L.P. (the Partnership), including the statement of investments, as of December 31, 2002, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners’ capital of Radnor Investments, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 26, 2003

RADNOR INVESTMENTS, L.P.

Statements of Assets, Liabilities and Partners’ Capital

December 31, 2002 and 2001

	2002	2001
		(Unaudited)
Assets
Cash	$3,232	$3,478
Interest receivable	60,248	34,586
Other receivables	9,632	6,428
Investments, at fair value	47,786,512	7,238,262

	$47,859,624	$7,282,754

Liabilities and Partners’ Capital
Partners’ capital:
General partner	$34,551,134	$2,580,900
Limited partner	13,308,490	4,701,854

Total partners’ capital	47,859,624	7,282,754

	$47,859,624	$7,282,754

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statements of Operations

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Unaudited)	(Unaudited)
Revenue:
Interest income	$65,121	$21,326	$13,260
Operating expenses:
Selling, general and administrative	626,503	6,438	159,850

Total operating expenses	$626,503	6,438	159,850

Net income (loss) before unrealized appreciation of investments	(561,382)	14,888	(146,590)
Net unrealized appreciation of investments	38,518,467	826,638	2,513,250

Net increase in partners’ capital from operations	$37,957,085	$841,526	$2,366,660

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statements of Changes in Partners’ Capital

Years ended December 31, 2002, 2001 and 2000

	General partner	Limited partner	Total
Balance, December 31, 1999 (Unaudited)	$578,474	$1,544,058	$2,122,532
Contributions	—	1,205,405	1,205,405
Distributions	—	—	—
Net increase in partners’ capital from operations	1,941,032	425,628	2,366,660

Balance, December 31, 2000 (Unaudited)	$2,519,506	$3,175,091	$5,694,597
Contributions	—	746,631	746,631
Distributions	—	—	—
Net increase in partners’ capital from operations	61,394	780,132	841,526

Balance, December 31, 2001	$2,580,900	$4,701,854	$7,282,754
Contributions	—	7,591,725	7,591,725
Distributions	—	(4,971,940)	(4,971,940)
Net increase in partners’ capital from operations	31,970,234	5,986,851	37,957,085

Balance, December 31, 2002	$34,551,134	$13,308,490	$47,859,624

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in partners’ capital from operations	$37,957,085	$841,526	$2,366,660
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized appreciation of investments	(38,518,467)	(826,638)	(2,513,250)
Increase in other receivables	(3,205)	(6,427)	—
Increase in interest receivable	(25,661)	(21,326)	(13,261)

Net cash used in operating activities	(590,248)	(12,865)	(159,581)

Cash flows from investing activities:
Purchase of investments	(1,998,001)	(734,008)	(1,046,115)
Repayment of investment principal	5,010,598	—	—

Net cash provided by (used in) investing activities	3,012,597	(734,008)	(1,046,115)

Cash flows from financing activities:
Cash contributions	2,549,345	746,631	1,205,405
Cash distributions	(4,971,940)	—	—

Net cash provided by (used in) financing activities	(2,422,595)	746,631	1,205,405

Net decrease in cash	(246)	(242)	(561)
Cash, beginning of period	3,478	3,720	4,281

Cash, end of period	$3,232	$3,478	$3,720

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statements of Investments

December 31, 2002 and 2001

		2002
		Cost	Fair Value
Creative Networks International (the Netherlands) B.V.	Debt Securities	$1,071,084	$1,071,084
	Common Stock (30 shares)	996,811	45,639,000
SkinHealth, Inc.	Debt Securities	210,000	210,000
	Series A Preferred stock (33,334 shares)	2,000,000	716,944
	Common Stock (79,711 shares)	92,388	797
Radnor Ventures, LLC	1.5 member units	150,000	23,687
Prism e-Solutions, LLC	140 member units	125,000	125,000

		$4,645,283	$47,786,512

		2001
		(Unaudited)
		Cost	Fair Value
Creative Networks International (the Netherlands) B.V.	Common Stock (30 shares)	$55,000	$5,613,000
SkinHealth, Inc.	Debt Securities	200,000	200,000
	Series A Preferred stock (33,334 shares)	2,000,000	1,229,909
	Common Stock (50,000 shares)	80,500	500
Radnor Ventures, LLC	1.5 member units	150,000	94,853
Prism e-Solutions, LLC	115 member units	100,000	100,000

		$2,585,500	$7,238,262

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

Radnor Investments, L.P. (the Partnership), a Delaware limited partnership, was formed pursuant to an Agreement of Limited Partnership (the Partnership Agreement) for the purpose of making investments generally in privately-held companies in a variety of industries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared on the value method of accounting in accordance with accounting principles generally accepted in the United States of America for investment companies.

Valuation of Investments

The Partnership’s investments are generally subject to restrictions on resale and generally have no established market. The Partnership values substantially all of its investments at fair value as determined in good faith by Radnor Investment Advisors, L.P. (the General Partner) in accordance with the Partnership’s valuation policy. The Partnership determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Partnership’s valuation policy considers the fact that no ready market exists for substantially all of the entities in which it invests. The Partnership’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Partnership will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or when the enterprise value of the company does not currently support the cost of the Partnership’s investments. Conversely, the Partnership will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Partnership’s investment has also appreciated in value. Because of the inherent uncertainty of such valuation, estimated values may differ significantly from the values that would have been used had a ready market for these investments existed and/or the Partnership liquidated its position and the differences could be material.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Partnership itself is not subject to income taxes; each partner is severally liable for income taxes, if any, on his, her or its proportionate share of the Partnership’s net taxable income.

Capital Calls

The Partnership calls capital from certain of its partners in connection with proposed portfolio investments and to provide for partnership and organizational expenses specified by the Partnership Agreement. At the time the capital is called it is recorded as a capital contribution.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. The Partnership continues to evaluate the impact, if any, that adopting FASB Interpretation No. 46 may have on its financial statements.

3.	PARTNERSHIP AGREEMENT

The following summarizes certain matters related to the organization of the Partnership. Partners should refer to the Partnership Agreement for a more complete description of the Partnership terms.

The Partnership ceases to exist on December 31, 2047, unless earlier terminated in accordance with the Partnership Agreement.

The General Partner is not required to contribute capital to the Partnership. The General Partner must notify the limited partner when additional capital contributions to the Partnership are required. Within ten days thereafter, the limited partner shall notify the General Partner as to whether it agrees to make such additional capital contributions.

A Capital Account, as defined in the Partnership Agreement, is maintained on the books of the Partnership for each partner. The balance in each partner’s Capital Account is adjusted by the partner’s allocable share of net profit or loss, capital contributions and the amount of cash distributed to such partner, as set forth in the Partnership Agreement. Allocations of income, gains, losses and deductions of the Partnership are allocated among the capital accounts of the Partners, as set forth in the Partnership Agreement.

4.	RELATED-PARTY TRANSACTIONS

The Partnership has paid certain administrative expenses on behalf of SkinHealth, Inc. and is entitled to reimbursement of these amounts. At December 31, 2002, $9,632 in advances was included in other receivables in the accompanying balance sheet.

5.	COMMITMENTS AND CONTINGENCIES

During fiscal 2002, the Partnership committed to fund an additional $1,500,000 to Creative Networks International (the Netherlands) B.V. At December 31, 2002, $535,297 had been advanced to the company and was included in investments in the accompanying balance sheet.

6.	INVESTMENTS

Creative Networks International (the Netherlands) B.V.

Creative Networks International (the Netherlands) B.V. and subsidiaries is a pay-television programming company whose major operation is a basic tier arts and entertainment channel on the Sky satellite platform in Italy. Sky, which is owned by Rupert Murdoch’s The News Corporation Limited and is akin to BSkyB in the United Kingdom, is currently one of two pay-television platforms in Italy and merged with its only competitor, Vivendi Universal’s Telepiu, on July 15, 2003.

In September 1997, the Partnership invested approximately $55,000 to acquire 16 Class A Shares and 14 Class B Shares, representing 55.6% of the total outstanding shares and approximately 40.0% of the voting interest of Creative Networks International (the Netherlands) B.V. In July 2002, the Partnership converted its Class B shares into an equal number of Class A Shares, thereby increasing its total voting interest in Creative Networks International (the Netherlands) B.V. to approximately 55.6%. The total cost of the conversion, including the capital contribution and legal and accounting fees, totaled $941,811.

The Partnership’s investment at cost in Creative Networks International (the Netherlands) B.V. and its subsidiaries as of December 31, 2001 was $55,000. The Partnership’s investment was valued at $5,613,000 in the accompanying balance sheet, which approximated fair market value as of December 31, 2001.

The Partnership’s investment at cost in Creative Networks International (the Netherlands) B.V. and its subsidiaries as of December 31, 2002 was $996,811. The Partnership’s investment was valued at $45,639,000 in the accompanying balance sheet, which approximated fair market value as of December 31, 2002.

During fiscal 2002, the limited partner contributed a $5,042,380 debt security due from Creative Networks International (the Netherlands) B.V. to the Partnership. The Partnership subsequently established a revolving line of credit with Creative Networks International (the Netherlands) B.V., which enables Creative Networks International (the Netherlands) B.V. to borrow up to a maximum of $1,500,000. Interest accrues on the outstanding principle amount at an annual rate equal to the prime rate plus 2.50% and compounds monthly. As of December 31, 2002, the outstanding principal balance under both the debt security and the line of credit was $1,071,084 and was included in investments in the accompanying balance sheet.

SkinHealth, Inc.

SkinHealth, Inc. is an operator of retail, self-pay cosmetic dermatology and skin rejuvenation centers based inside dermatology practices. The company partners with respected dermatologists and offers its clients cosmetic and aesthetic services as well as a full line of skin care products. The company has targeted the Boston, Massachusetts region for its first market.

Since July 1999, the Partnership invested $2,092,388 to acquire approximately 31.1% of the issued and outstanding shares of common and preferred stock of SkinHealth, Inc.

The Partnership’s investment at cost in SkinHealth, Inc. as of December 31, 2001 was $2,080,500. The Partnership’s investment was valued at $1,230,409 in the accompanying balance sheet, which approximated fair market value as of December 31, 2001.

The Partnership’s investment at cost in SkinHealth, Inc. as of December 31, 2002 was $2,092,388. The Partnership’s investment was valued at $717,741 in the accompanying balance sheet, which approximated fair market value as of December 31, 2002.

On May 4, 2000, the Partnership advanced SkinHealth, Inc. $200,000 under a promissory note. Interest accrues on the outstanding principle at a rate of 10.0% and compounds annually. All interest accrued from inception through the third anniversary date shall be added to the principal and repaid in 16 equal principal installments on the first day of each calendar quarter commencing on April 1, 2003. As of December 31, 2002, the original $200,000 was included in investments while the $58,198 of accrued interest was included in interest receivable in the accompanying balance sheet.

On August 20, 2002, the Partnership established a grid note with SkinHealth, Inc., which enables SkinHealth, Inc. to borrow up to a maximum of $25,000. Interest accrues on the outstanding principal amount at an annual rate equal to the prime rate as published from time to time by Bank of America plus 1.0%. As of December 31, 2002, the outstanding principal balance under the grid note was $10,000 and was included in investments in the accompanying balance sheet.

Radnor Ventures, LLC

Radnor Ventures, LLC was formed for the sole purpose of investing, through e-Healthcare Partners, LLC, in healthcare-related companies – Internet Healthcare Group (“IHCG”) and Lumenos, Inc. (“Lumenos”), respectively.

IHCG is a holding company partnered with Internet Capital Group of Wayne, Pennsylvania and is focused exclusively on healthcare and insurance. By acquiring stakes in partner companies and integrating them into a collaborative network, IHCG seeks to exploit technology enhanced opportunities within the healthcare segment of the U.S. economy.

In April 2000, the Partnership invested $150,000 to acquire approximately 11.3% of the member units of Radnor Ventures, LLC.

The Partnership’s investment at cost in Radnor Ventures, LLC as of December 31, 2001 was $150,000. The Partnership’s investment was valued at $94,853 in the accompanying balance sheet, which approximated fair market value as of December 31, 2001.

The Partnership’s investment at cost in Radnor Ventures, LLC as of December 31, 2002 was $150,000. The Partnership’s investment was valued at $23,687 in the accompanying balance sheet, which approximated fair market value as of December 31, 2002.

Prism e-Solutions, LLC

Prism e-Solutions, LLC is a start-up software company that plans to deliver a variety of software products to end users via the internet.

Since inception, the Partnership invested $125,000 to acquire 140 member units of Prism e-Solutions, LLC.

The Partnership’s investment in Prism e-Solutions, LLC as of December 31, 2001 was $100,000. The Partnership’s investment was valued at cost as of December 31, 2001.

The Partnership’s investment in Prism e-Solutions, LLC as of December 31, 2002 was $125,000. The Partnership’s investment was valued at cost as of December 31, 2002.