Form 10-Q
period 2003-09-26
RADNOR HOLDINGS CORP
filed 2003-11-10
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 26, 2003

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

The number of shares outstanding of the Registrant’s common stock as of November 10, 2003:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 26, 2003	December 27, 2002
ASSETS
CURRENT ASSETS:
Cash	$1,896	$4,059
Accounts receivable, net	42,209	36,165
Inventories, net	39,802	37,715
Prepaid expenses and other	8,909	7,115
Deferred tax asset	2,146	1,838

Total current assets	94,962	86,892

PROPERTY, PLANT AND EQUIPMENT, at cost:	264,054	249,417
LESS – ACCUMULATED DEPRECIATION	(86,676)	(73,921)

NET PROPERTY, PLANT AND EQUIPMENT	177,378	175,496

INVESTMENTS IN UNCONSOLIDATED AFFILIATES	16,921	14,735
OTHER ASSETS	11,650	7,009

Total assets	$300,911	$284,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,813	$34,141
Accrued liabilities	9,594	15,154
Current portion of long-term debt	8,490	6,548
Current portion of capitalized lease obligations	1,005	1,141

Total current liabilities	60,902	56,984

LONG-TERM DEBT, net of current portion	224,386	205,928

CAPITALIZED LEASE OBLIGATIONS, net of current portion	1,020	1,597

DEFERRED TAX LIABILITY	4,506	7,816

OTHER NON-CURRENT LIABILITIES	1,456	1,746

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained deficit	(10,151)	(4,663)
Cumulative translation adjustment	(596)	(4,664)

Total stockholders’ equity	8,641	10,061

Total liabilities and stockholders’ equity	$300,911	$284,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
NET SALES	$86,929	$86,316	$250,417	$242,357
COST OF GOODS SOLD	70,010	65,968	204,886	182,646

GROSS PROFIT	16,919	20,348	45,531	59,711

OPERATING EXPENSES:
Distribution	6,227	5,927	17,099	16,867
Selling, general and administrative	6,839	7,699	21,737	23,198
Other expenses (note 5)	—	—	1,838	—

INCOME FROM OPERATIONS	3,853	6,722	4,857	19,646

Interest, net	5,089	6,133	15,583	16,229
Income from unconsolidated affiliates	(792)	(261)	(2,304)	(911)
Other, net	15	482	429	985

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(459)	368	(8,851)	3,343

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	125	15	396	135
Deferred	(299)	125	(3,759)	1,135

	(174)	140	(3,363)	1,270

INCOME (LOSS) FROM CONTINUING OPERATIONS	(285)	228	(5,488)	2,073
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	48

NET INCOME (LOSS)	$(285)	$228	$(5,488)	$2,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended
	September 26, 2003	September 27, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,488)	$2,025
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,341	13,112
Deferred income taxes	(3,759)	1,135
Income from unconsolidated affiliates	(2,304)	(911)
Loss from discontinued operations	—	48
Changes in operating assets and liabilities, net of effects of disposition of businesses:
Accounts receivable, net	(3,257)	(8,119)
Inventories, net	(958)	(7,151)
Prepaid expenses and other	(3,726)	(496)
Accounts payable	6,238	(1,981)
Accrued liabilities and other	(4,302)	2,076

Net cash used in continuing operations	(4,215)	(262)
Net cash used in discontinued operations	—	(130)

Net cash used in operating activities	(4,215)	(392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,329)	(7,071)
Distributions from unconsolidated affiliates	4,241	4,493
Investments in unconsolidated affiliates	(4,123)	(5,730)
Increase in other assets	(1,607)	(1,255)

Net cash used in investing activities	(10,818)	(9,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	199,054	10,958
Repayment of debt	(179,400)	(3,767)
Payments on capitalized lease obligations	(713)	(750)
Payment of financing costs	(5,210)	—

Net cash provided by financing activities	13,731	6,441

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(861)	131

NET DECREASE IN CASH	(2,163)	(3,383)
CASH, beginning of period	4,059	4,304

CASH, end of period	$1,896	$921

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$15,397	$10,217

Cash paid during the period for income taxes, net of refunds	$1,055	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

SUMMARY BY OPERATING SEGMENTS

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net Sales to Unaffiliated Customers:
Packaging	$48,790	$49,057	$141,575	$145,778
Specialty Chemicals	40,446	39,108	115,591	102,412
Corporate and Other	—	480	—	1,424
Transfers Between Operating Segments (1)	(2,307)	(2,329)	(6,749)	(7,257)

Consolidated	$86,929	$86,316	$250,417	$242,357

Income (Loss) From Operations:
Packaging	$4,719	$6,557	$11,574	$22,680
Specialty Chemicals	608	2,684	1,441	4,237
Corporate and Other	(1,474)	(2,519)	(8,158)	(7,271)

Consolidated	$3,853	$6,722	$4,857	$19,646

Income (Loss) Before Income Taxes:
Packaging	$2,462	$3,480	$2,544	$13,774
Specialty Chemicals	(345)	231	(2,737)	(1,204)
Corporate and Other	(2,576)	(3,343)	(8,658)	(9,227)

Consolidated	$(459)	$368	$(8,851)	$3,343

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

SUMMARY BY GEOGRAPHIC REGION

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net Sales to Unaffiliated Customers:
United States	$56,796	$58,828	$164,298	$170,826
Canada	8,656	7,997	26,209	23,783
Europe	23,784	21,773	66,659	55,005
Transfers Between Geographic Regions(1)	(2,307)	(2,282)	(6,749)	(7,257)

Consolidated	$86,929	$86,316	$250,417	$242,357

Income From Operations:
United States	$2,038	$4,200	$954	$12,526
Canada	903	800	2,712	3,725
Europe	912	1,722	1,191	3,395

Consolidated	$3,853	$6,722	$4,857	$19,646

Income (Loss) Before Income Taxes:
United States	$(1,457)	$(417)	$(10,067)	$(457)
Canada	617	499	1,565	2,659
Europe	381	286	(349)	1,141

Consolidated	$(459)	$368	$(8,851)	$3,343

(1)	Transfers between geographic regions reflect the sale of EPS bead from the Company’s Canadian specialty chemicals operations to its domestic food packaging operations as well as the sale of product from the Company’s domestic food packaging operations to its European food packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

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

During fiscal 2002, the Company changed its reporting of sales and marketing rebates to include them as an offset to revenues in accordance with Emerging Issues Task Force Issue No. 00-22. Previously they were included in selling, general and administrative expenses. The statements of operations of the prior period have been adjusted to reflect this reclassification. Certain other reclassifications have been made to the prior years’ presentations to conform to the current year’s presentation.

2.	DISCONTINUED OPERATIONS

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

3.	INVENTORIES

The components of inventories were as follows (in thousands):

	September 26, 2003	December 27, 2002
Raw Materials	$8,903	$8,378
Work in Process	1,706	1,442
Finished Goods	29,193	27,895

	$39,802	$37,715

4.	INVESTMENT IN RADNOR INVESTMENTS, L.P.

The Company serves as the limited partner and owns 20% of Radnor Investments, L.P. which was formed for the purpose of making investments generally in privately-held companies in a variety of industries. The Company currently accounts for its investment under the equity method of accounting. As of September 26, 2003 and December 27, 2002, the Company’s investment in Radnor Investments L.P. totaled $15.5 million and $13.3 million, respectively.

A summary of the results of operations for Radnor Investments, L.P. for the three and nine-month periods ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest income	$37	$32	$50	$43

Net income before unrealized appreciation of investments	17	32	5	43
Net unrealized appreciation of investments	3,255	2,556	11,746	5,372

Net increase in partners’ capital from operations	$3,272	$2,588	$11,751	$5,415

The net increase in partners’ capital from operations resulted primarily from unrealized gains on investments for which there is no established market.

5.	LONG-TERM DEBT

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million 10.0% Series A and Series B Senior Notes due 2003 and outstanding borrowings under the existing revolving credit facilities. On October 27, 2003, the Company amended certain financial covenants in its domestic credit facility.

The Company recorded $1.8 million of other expenses related to the extinguishment of the long-term debt described above, which included the $1.0 million write-off of deferred financing costs and debt premium related to the Company’s 10.0% Series A and Series B Senior Notes due 2003, as well as $0.8 million of personnel costs directly related to the debt extinguishment.

6.	INTEREST EXPENSE

Included in interest expense was $181,000 and $375,000 of amortization of deferred financing costs for the three months ended September 26, 2003 and September 27, 2002, respectively, and $702,000 and $1,124,000 of amortization of deferred financing costs for the nine months ended September 26, 2003 and September 27, 2002, respectively. Premium amortization related to the issuance of the Company’s 10% Series B Senior Notes, which were repaid on March 11, 2003, of $105,000 for the three months ended September 27, 2002 and $105,000 and $315,000 for the nine months ended September 26, 2003 and September 27, 2002, respectively, was also included in interest expense.

7.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net Income (Loss)	$(285)	$228	$(5,488)	$2,025
Foreign Currency Translation Adjustment	286	(297)	4,068	3,335

Comprehensive Income (Loss)	$1	$(69)	$(1,420)	$5,360

8.	NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. Based on the Company’s most recent evaluation, the Company believes it will have to consolidate Radnor Investments, L.P. beginning with the Company’s Annual Report on Form 10-K for the year ending December 26, 2003. The Company expects this will cause an increase to the investment assets on its consolidated balance sheet with minority interest being recorded for the 80% of Radnor Investments, L.P. owned by the general partner of Radnor Investments, L.P. The Company does not anticipate that the adoption of FIN 46 will have any material effect on the consolidated net income or the cash flow of the Company.

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

9.	STOCK-BASED COMPENSATION

At September 26, 2003, the Company had a stock-based compensation plan as described in Note 8 to the consolidated financial statements in the Company’s Form 10-K/A (amendment no. 2) for fiscal 2002. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. As of September 26, 2003, all previously issued stock options were fully vested. Accordingly, no compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net Income (Loss)
As reported	$(285)	$228	$(5,488)	$2,025
Pro forma	(285)	204	(5,488)	1,858

10.	SUPPLEMENTAL FINANCIAL INFORMATION

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of September 26, 2003 and December 27, 2002, the net assets of these foreign subsidiaries totaled $30.4 million and $26.8 million, respectively.

The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$19	$1,877	$—	$1,896
Accounts receivable, net	24	22,168	27,123	(7,106)	42,209
Inventories, net	—	32,511	7,291	—	39,802
Intercompany receivable	—	329	26,188	(26,517)	—
Prepaid expenses and other	81	8,957	1,716	(1,845)	8,909
Deferred tax asset	(13)	2,159	—	—	2,146

Total current assets	92	66,143	64,195	(35,468)	94,962

PROPERTY, PLANT AND EQUIPMENT, at cost:	—	207,919	56,135	—	264,054
LESS – ACCUMULATED DEPRECIATION	—	(68,417)	(18,259)	—	(86,676)

NET PROPERTY, PLANT AND EQUIPMENT	—	139,502	37,876	—	177,378

INTERCOMPANY RECEIVABLE	33,879	26,478	343	(60,700)	—
INVESTMENTS IN SUBSIDIARIES	106,153	25,078	—	(131,231)	—
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	—	—	16,921	—	16,921
OTHER NON-CURRENT ASSETS	4,768	6,310	572	—	11,650

Total assets	$144,892	$263,511	$119,907	$(227,399)	$300,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$24,786	$17,819	$(792)	$41,813
Accrued liabilities	399	8,844	2,314	(1,963)	9,594
Intercompany payable	—	8,148	2,444	(10,592)	—
Current portion of long-term debt and capitalized lease obligations	—	8,548	947	—	9,495

Total current liabilities	399	50,326	23,524	(13,347)	60,902

LONG-TERM DEBT, net of current portion	135,000	96,656	9,290	(16,560)	224,386

CAPITALIZED LEASE OBLIGATIONS, net of current portion	—	1,020	—	—	1,020

INTERCOMPANY PAYABLE	64,167	6,268	17,136	(87,571)	—

DEFERRED TAX LIABILITY	(9,494)	9,305	4,576	119	4,506

OTHER NON-CURRENT LIABILITIES	—	1,454	2	—	1,456

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(54,345)	5,216	38,971	7	(10,151)
Cumulative translation adjustment	—	(4,342)	3,766	(20)	(596)

Total stockholders’ equity (deficit)	(45,180)	98,482	65,379	(110,040)	8,641

Total liabilities and stockholders’ equity	$144,892	$263,511	$119,907	$(227,399)	$300,911

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended September 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$57,463	$32,440	$(2,974)	$86,929
COST OF GOODS SOLD	—	46,238	26,746	(2,974)	70,010

GROSS PROFIT	—	11,225	5,694	—	16,919

OPERATING EXPENSES:
Distribution	—	4,321	1,906	—	6,227
Selling, general and administrative	6	4,850	1,983	—	6,839

INCOME (LOSS) FROM OPERATIONS	(6)	2,054	1,805	—	3,853

Interest, net	2,304	2,222	563	—	5,089
Income from unconsolidated affiliates	—	—	(792)	—	(792)
Other, net	—	(239)	254	—	15

INCOME (LOSS) BEFORE INCOME TAXES	(2,310)	71	1,780	—	(459)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	4	121	—	125
Deferred	(604)	(163)	468	—	(299)

	(604)	(159)	589	—	(174)

NET INCOME (LOSS)	$(1,706)	$230	$1,191	$—	$(285)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended September 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$166,171	$92,868	$(8,622)	$250,417
COST OF GOODS SOLD	—	136,151	77,657	(8,922)	204,886

GROSS PROFIT	—	30,020	15,211	300	45,531

OPERATING EXPENSES:
Distribution	—	12,002	5,097	—	17,099
Selling, general and administrative	11	15,515	6,211	—	21,737
Other expenses (Note 5)	1,013	825	—	—	1,838

INCOME (LOSS) FROM OPERATIONS	(1,024)	1,678	3,903	300	4,857

Interest, net	4,072	9,886	1,625	—	15,583
Income from unconsolidated affiliates	—	—	(2,304)	—	(2,304)
Other, net	—	(633)	1,062	—	429

INCOME (LOSS) BEFORE INCOME TAXES	(5,096)	(7,575)	3,520	300	(8,851)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	12	384	—	396
Deferred	(1,897)	(2,586)	724	—	(3,759)

	(1,897)	(2,574)	1,108	—	(3,363)

NET INCOME (LOSS)	$(3,199)	$(5,001)	$2,412	$300	$(5,488)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended September 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(5,536)	$(5,907)	$5,509	$1,719	$(4,215)
Cash flows from investing activities:
Capital expenditures	—	(8,666)	(663)	—	(9,329)
Change in other assets	(7,267)	1,083	3,997	698	(1,489)

Net cash provided by (used in) investing activities	(7,267)	(7,583)	3,334	698	(10,818)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(24,500)	40,868	3,320	(34)	19,654
Net payments on capitalized lease obligations	—	(713)	—	—	(713)
Payment of financing costs	—	(4,546)	—	(664)	(5,210)
Change in intercompany, net	37,303	(21,624)	(13,960)	(1,719)	—

Net cash provided by (used in) financing activities	12,803	13,985	(10,640)	(2,417)	13,731

Effect of exchange rate changes on cash	—	(737)	(124)	—	(861)

Net decrease in cash	—	(242)	(1,921)	—	(2,163)
Cash, beginning of period	—	261	3,798	—	4,059

Cash, end of period	$—	$19	$1,877	$—	$1,896

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventories, net	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	6,280	840	(1,845)	7,115
Deferred tax asset	—	1,838	—	—	1,838

Total current assets	1,840	57,687	43,754	(16,389)	86,892

PROPERTY, PLANT AND EQUIPMENT, at cost:	—	199,253	50,164	—	249,417
LESS – ACCUMULATED DEPRECIATION	—	(59,742)	(14,179)	—	(73,921)

NET PROPERTY, PLANT AND EQUIPMENT	—	139,511	35,985	—	175,496

INTERCOMPANY RECEIVABLE	32,641	1,990	(266)	(34,365)	—
INVESTMENTS IN SUBSIDIARIES	106,153	24,235	843	(131,231)	—
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	—	—	14,735	—	14,735
OTHER NON-CURRENT ASSETS	1,809	4,408	792	—	7,009

Total assets	$142,443	$227,831	$95,843	$(181,985)	$284,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capitalized lease obligations	—	6,811	878	—	7,689

Total current liabilities	1,161	52,145	11,539	(7,861)	56,984

LONG-TERM DEBT, net of current portion	159,886	57,824	4,778	(16,560)	205,928

CAPITALIZED LEASE OBLIGATIONS, net of current portion	—	1,597	—	—	1,597

INTERCOMPANY PAYABLE	25,736	5,074	16,553	(47,363)	—

DEFERRED TAX LIABILITY	(3,991)	7,521	4,167	119	7,816

OTHER NON-CURRENT LIABILITIES	—	1,745	1	—	1,746

COMMITMENTS AND CONTINGENCIES	—	—	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,928	34,216	(293)	(4,663)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity (deficit)	(40,349)	101,925	58,805	(110,320)	10,061

Total liabilities and stockholders’	$142,443	$227,831	$95,843	$(181,985)	$284,132

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the three months ended September 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$59,248	$29,350	$(2,282)	$86,316
COST OF GOODS SOLD	—	44,395	23,855	(2,282)	65,968

GROSS PROFIT	—	14,853	5,495	—	20,348

OPERATING EXPENSES:
Distribution	—	4,457	1,470	—	5,927
Selling, general and administrative	—	7,289	410	—	7,699

INCOME (LOSS) FROM OPERATIONS	—	3,107	3,615	—	6,722

Interest, net	1,140	2,786	2,207	—	6,133
Income from unconsolidated affiliates	—	—	(261)	—	(261)
Other, net	—	(18)	500	—	482

INCOME (LOSS) BEFORE INCOME TAXES	(1,140)	339	1,169	—	368

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	—	(252)	267	—	15
Deferred	—	125	—	—	125

	—	(127)	267	—	140

NET INCOME (LOSS)	$(1,140)	$466	$902	$—	$228

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended September 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$172,138	$77,476	$(7,257)	$242,357
COST OF GOODS SOLD	—	128,287	61,616	(7,257)	182,646

GROSS PROFIT	—	43,851	15,860	—	59,711

OPERATING EXPENSES:
Distribution	—	12,792	4,075	—	16,867
Selling, general and administrative	(96)	20,048	3,246	—	23,198

INCOME FROM OPERATIONS	96	11,011	8,539	—	19,646

Interest, net	3,580	9,673	2,976	—	16,229
Income from unconsolidated affiliates	—	—	(911)	—	(911)
Other, net	—	(306)	1,291	—	985

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(3,484)	1,644	5,183	—	3,343

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	5	(137)	267	—	135
Deferred	31	1,104	—	—	1,135

	36	967	267	—	1,270

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,520)	677	4,916	—	2,073

LOSS FROM DISCONTINUED OPERATIONS, net of tax	48	—	—	—	48

NET INCOME (LOSS)	$(3,568)	$677	$4,916	$—	$2,025

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended September 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$164	$2,788	$(3,494)	$150	$(392)
Cash flows from investing activities:
Capital expenditures	—	(6,684)	(387)	—	(7,071)
Change in other assets	742	60	(3,294)	—	(2,492)

Net cash provided by (used in) investing activities	742	(6,624)	(3,681)	—	(9,563)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(404)	4,418	3,177	—	7,191
Net payments on capitalized lease obligations	—	(750)	—	—	(750)
Change in intercompany, net	(502)	(2,528)	3,180	(150)	—

Net cash provided by (used in) financing activities	(906)	1,140	6,357	(150)	6,441

Effect of exchange rate changes on cash	—	(29)	160	—	131

Net decrease in cash	—	(2,725)	(658)	—	(3,383)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$295	$626	$—	$921

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

CONSOLIDATED

	Three Months Ended		Nine Months Ended
(Millions of dollars)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net sales	$86.9	$86.3	$250.4	$242.4
Gross profit	16.9	20.3	45.5	59.7
Operating expenses	13.0	13.6	40.6	40.1
Income from operations	3.9	6.7	4.9	19.6

Net sales for the three months ended September 26, 2003 were $86.9 million, an increase of $0.6 million from $86.3 million for the three months ended September 27, 2002. This increase was primarily due to higher sales at the specialty chemicals operations resulting from increased selling prices and sales volumes.

Gross profit for the three months ended September 26, 2003 decreased by $3.4 million to $16.9 million from $20.3 million for the comparable period in 2002. This decrease was primarily caused by lower gross profit at the packaging operations ($1.9 million) and the specialty chemicals operations ($1.1 million) resulting from higher raw material and natural gas costs, partially offset by higher selling prices and sales volumes.

Operating expenses for the three months ended September 26, 2003 decreased by $0.6 million to $13.0 million from $13.6 million for the comparable period in 2002. This decrease was primarily due to lower employee-related costs and amortization at the Company’s corporate offices ($1.3 million), partially offset by higher distribution costs and selling expenses at the specialty chemicals operations ($0.8 million).

During the three months ended September 26, 2003, the Company implemented cost containment and reduction initiatives. These initiatives included, among other things, a reduction in force and other employee costs, the closure of one of our specialty chemicals technology and development centers, and changes in product packaging and configuration. We expect that savings related to these initiatives will total approximately $5 million annually. Severance costs related to the reduction in force totaled $0.2 million for the three months ended September 26, 2003.

Net sales for the nine months ended September 26, 2003 were $250.4 million, an $8.0 million increase from the nine months ended September 27, 2002. This increase was primarily due to higher sales at the specialty chemicals segment ($13.2 million) primarily resulting from higher selling prices, partially offset by lower sales at the packaging segment ($4.2 million) during the first half of the 2003.

Gross profit for the nine months ended September 26, 2003 was $45.5 million, a $14.2 million decrease from $59.7 million for the comparable period in 2002. This decrease was primarily caused by lower gross profit at the packaging operations ($11.6 million) and the specialty chemicals operations ($1.1 million) resulting from higher raw material and natural gas costs combined with lower sales volumes, partially offset by higher selling prices.

Operating expenses for the nine months ended September 26, 2003 increased by $0.5 million to $40.6 million from $40.1 million for the nine months ended September 27, 2002. Excluding the other expenses of $1.8 million related to the extinguishment of long-term debt, as described in note 5 to the condensed consolidated financial statements included elsewhere herein, operating expenses decreased by $1.3 million from the nine months ended September 27, 2002. This decrease was primarily due to lower general and administrative expenses and amortization at the Corporate offices ($2.4 million), lower distribution costs at the packaging operations ($0.6 million), partially offset by higher distribution and selling costs at the specialty chemicals operations ($1.3 million).

SEGMENT ANALYSIS

Packaging

	Three Months Ended		Nine Months Ended
(Millions of dollars)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net sales	$48.8	$49.1	$141.6	$145.8
Gross profit	11.6	13.5	31.3	42.9
Operating expenses	6.9	6.9	19.7	20.2
Income from operations	4.7	6.6	11.6	22.7

Net sales for the three months ended September 26, 2003 decreased by $0.3 million to $48.8 million from $49.1 million for the three months ended September 27, 2002 primarily due to higher discounts and allowances.

Gross profit decreased by $1.9 million to $11.6 million for the three months ended September 26, 2003 from $13.5 million for the comparable period in 2002. This decrease in gross profit was primarily due to increased natural gas costs ($1.5 million) and higher discounts and allowances, as described above.

Operating expenses of $6.9 million for the three months ended September 26, 2003 were consistent with the comparable period in the prior year. For the reasons described above, income from operations decreased by $1.9 million to $4.7 million for the three months ended September 26, 2003.

During the nine months ended September 26, 2003, net sales decreased by $4.2 million to $141.6 million from $145.8 million for the nine months ended September 27, 2002. This was primarily due to a reduction in sales volumes during the first half of 2003 ($4.2 million) caused in large part by the hostilities in the Middle East and its overall impact on the economy.

Gross profit decreased by $11.6 million to $31.3 million for the nine months ended September 26, 2003 from $42.9 million for the comparable period in 2002. This decrease in gross profit was primarily due to increased natural gas ($5.6 million) and raw material ($4.2 million) costs, combined with the impact of lower sales volumes during the first half of 2003 ($1.8 million).

Operating expenses decreased by $0.5 million for the nine months ended September 26, 2003 to $19.7 million from $20.2 million for the comparable period in 2002. The decrease was primarily due to lower distribution costs at the domestic packaging operations. For the reasons described above, income from operations decreased by $11.1 million to $11.6 million for the nine months ended September 26, 2003.

Specialty Chemicals

	Three Months Ended		Nine Months Ended
(Millions of dollars)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net sales	$40.4	$39.1	$115.6	$102.4
Gross profit	5.3	6.4	14.3	15.4
Operating expenses	4.7	3.7	12.9	11.2
Income from operations	0.6	2.7	1.4	4.2

Net sales for the three months ended September 26, 2003 were $40.4 million, an increase of $1.3 million from $39.1 million for the comparable period in the prior year. This increase was primarily due to higher sales volumes ($1.0 million) and higher selling prices ($0.3 million). Net sales for the three months ended September 26, 2003 and September 27, 2002 included sales to the packaging segment of $2.3 million for each period.

Gross profit decreased by $1.1 million to $5.3 million for the three months ended September 26, 2003 from $6.4 million for the comparable period in the prior year. This decrease was primarily caused by increased styrene monomer costs, our primary raw material ($2.4 million), and higher energy-related costs ($0.2 million), partially offset by the impact of higher selling prices ($0.3 million) and higher sales volumes ($0.6 million).

For the three months ended September 26, 2003, operating expenses increased by $1.0 million from the comparable period in the prior year. The increase in operating expenses was primarily due to higher distribution costs ($0.4 million), as result of the higher sales volumes described above, along with higher selling expenses ($0.4 million). For the reasons described above, income from operations decreased by $2.1 million to $0.6 million for the three months ended September 26, 2003.

Net sales for the nine months ended September 26, 2003 were $115.6 million, an increase of $13.2 million from $102.4 million for the comparable period in the prior year. This increase was primarily due to an increase in selling prices ($17.4 million) resulting indirectly from increased styrene monomer prices as compared to the same period in the prior year, partially offset by lower sales volumes ($4.2 million). Net sales for the nine months ended September 26, 2003 and September 27, 2002 included sales to the packaging segment of $6.7 million and $7.3 million, respectively.

Gross profit of $14.3 million for the nine months ended September 26, 2003 decreased by $1.1 million from $15.4 million for the comparable period in the prior year. This decrease was primarily due to higher raw material costs ($15.8 million), higher energy-related costs ($1.0 million), higher depreciation ($0.8 million) and lower sales volumes ($0.9 million), partially offset by higher selling prices ($17.4 million).

For the nine months ended September 26, 2003, operating expenses increased by $1.7 million to $12.9 million from $11.2 million for the comparable period in the prior year, due primarily to an increase in distribution costs ($0.8 million) and selling expenses ($0.5 million). For the reasons described above, income from operations decreased by $2.8 million to $1.4 million for the nine months ended September 26, 2003.

Corporate & Other

Corporate operating expenses decreased by $1.5 million to $1.5 million for the three months ended September 26, 2003, primarily due to lower employee-related costs ($0.8 million) and lower amortization ($0.5 million).

Corporate operating expenses decreased by $0.6 million to $8.2 million for the nine months ended September 26, 2003. Excluding the other expenses of $1.8 million related to the extinguishment of long-term debt as described in note 5 to the condensed consolidated financial statements included elsewhere herein, operating expenses decreased by $2.4 million. This was primarily due to lower amortization ($1.4 million) and lower employee-related costs ($0.5 million).

Other expenses for the three months ended September 26, 2003 decreased by $0.5 from the similar period in the prior year primarily due to decreased currency transaction losses.

Other expenses of $0.4 million for the nine months ended September 26, 2003 decreased by $0.6 million from $1.0 million for the similar period in the prior year primarily due to decreased currency transaction losses.

Income from unconsolidated affiliates increased by $0.5 million to $0.8 million for the three months ended September 26, 2003 due to increased earnings at the investment partnership in which the Company serves as a limited partner. These earnings represent unrealized gains on investments held by the investment partnership for which there is no established market.

Income from unconsolidated affiliates increased by $1.4 million to $2.3 million for the nine months ended September 26, 2003 due to increased earnings at the investment partnership in which the Company serves as a limited partner. These earnings represent unrealized gains on investments held by the investment partnership for which there is no established market.

Interest Expense

	Three Months Ended		Nine Months Ended
(Millions of dollars)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Interest expense	$5.1	$6.1	$15.6	$16.2

Interest expense for the three months ended September 26, 2003 of $5.1 million decreased by $1.0 million from $6.1 million as compared to the similar period in the prior year. This decease was primarily due to lower interest rates, partially offset by higher average debt levels.

Interest expense for the nine months ended September 26, 2003 of $15.6 million decreased by $0.6 million from $16.2 million for the nine months ended September 27, 2002. This decease was primarily due to lower interest rates, partially offset by higher average debt levels.

Income Taxes

	Three Months Ended		Nine Months Ended
(Millions of dollars)	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Income tax expense (benefit)	$(0.2)	$0.1	$(3.4)	$1.3

The effective tax rate for the periods ended September 26, 2003 and September 27, 2002 was 38.0% of pre-tax income. As of September 26, 2003, the Company had $81.8 million of net operating loss carryforwards for federal income tax purposes, which expire through 2023.

Liquidity and Capital Resources

During the nine months ended September 26, 2003 and September 27, 2002, the Company used $4.2 million and $0.4 million, respectively, in operating activities. During the 2003 period, the Company had after-tax cash flow of $1.8 million, offset by a $6.0 million increase in working capital. This increase in working capital was primarily caused by higher accounts receivable at our specialty chemicals operations ($4.4 million), higher prepaid expenses at our corporate offices and specialty chemicals operations ($3.6 million), and lower accrued expenses at our domestic packaging operations and corporate offices ($4.1 million), offset by higher accounts payable at the specialty chemical operations. The increase in accounts receivable at our specialty chemicals operations was primarily caused by an increase in average selling prices. The higher accounts payable at our specialty chemicals operations was primarily due to increases in the cost of our primary raw material, styrene monomer.

For the nine-month period ended September 26, 2003 inventory turnover was approximately 7.0 times per year which was consistent with the similar nine-month period in 2002. As of September 26, 2003, the average collection period for our accounts receivable was 43 days which was slightly higher than the 41 days average collection period as of September 27, 2002.

The Company used $10.8 million and $9.6 million in investing activities for the nine months ended September 26, 2003 and September 27, 2002, respectively. The Company made $9.3 million in capital expenditures and increased other assets by $1.6 million during the nine months ended September 27, 2003 primarily due to increased deposits at the Company’s domestic packaging operations. The Company’s distributions received from unconsolidated affiliates exceeded additional investments by $0.1 million for the period.

During the nine months ended September 26, 2003 and September 27, 2002, the Company’s principal source of funds consisted of cash from financing activities. On March 11, 2003, the Company issued 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay $159.5 million of senior notes due 2003 and outstanding borrowings under the Company’s revolving credit facilities. In connection with this financing, the Company paid $5.2 million of financing costs.

As of September 26, 2003, the Company had $40.0 million outstanding and, including cash on hand, had $9.8 million of availability under its credit facilities. The principal uses of cash for the next several years will be working capital requirements, capital expenditures and debt service. On October 27, 2003, the Company amended certain financial covenants in its domestic credit facility.

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

Contractual Obligations and Commercial Commitments

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations, and has certain contingent commitments, including letters of credit. There have been no material changes to Contractual Obligations and Commercial Commitments as reflected in the Management’s Discussion and Analysis in the Company’s 2002 annual report on Form 10-K/A (amendment no. 2). Reference is made to Notes 5 and 6 to the consolidated financial statements in the Company’s 2002 annual report on Form 10-K/A (amendment no. 2) for additional information on long-term debt, leases and commitments and contingencies.

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

Included in the Company’s 2002 annual report on Form 10-K/A (amendment no. 2) are the significant accounting policies of the Company, which are described in Note 2 to the consolidated financial statements, and the critical accounting policies and estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the consolidated financial statements included herein. Otherwise, there were no changes in the Company’s accounting policies and estimates in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward Looking Statements

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company’s annual report on Form 10-K/A (amendment no. 2) for the year ended December 27, 2002, Commission File No. 333-19495, to which reference is hereby made.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Fourth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated September 12, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association.

10.2	Fifth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated October 27, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 9 on August 1, 2003 related to a conference call held on August 7, 2003 to discuss its results for the second fiscal quarter ended June 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

		By:	/s/ Michael V. Valenza

Date:	November 10, 2003		Michael V. Valenza Senior Vice President–Finance and Chief Financial Officer