Form 10-K
period 2003-12-26
RADNOR HOLDINGS CORP
filed 2004-03-24
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 26, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of March 23, 2004 there were 600 shares of the Registrant’s Voting Common Stock ($.10 par value), 245 shares of the Registrant’s Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant’s Class B Nonvoting Common Stock ($.01 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of such date was $0.

RADNOR HOLDINGS CORPORATION

2003 FORM 10-K

ITEM 1. BUSINESS

Radnor Holdings Corporation (the “Company”, “Radnor”, “we”, “us” or “our”) is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. On November 14, 2003 we acquired the operations of Polar Plastics, Inc. and its subsidiary (“Polar Plastics” or the “Acquisition”). The Acquisition extended our product line to include thermoform and injection molded foodservice products. We are also upgrading our thermoforming equipment and installing new production lines to facilitate the introduction of our proprietary cold drink cups. This product line expansion is necessary to meet accelerating customer demand, including business awards from quick service restaurant customers for delivery in 2004.

We have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 25 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products in the U.S. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2003, we produced 13 billion foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 354 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Financial information concerning the Company’s business segments appears in Note 12 to the Consolidated Financial Statements included under Item 8 herein.

Industry Overview

Packaging. According to recent research by an independent industry research firm, the institutional disposable foodservice packaging industry, which includes foodservice distributors and quick service restaurants (QSRs), but excludes retail and consumer customers such as mass merchandisers, drug stores and club stores, generated $11.6 billion in U.S. sales in 2002. Of this amount, we estimate approximately $3.2 billion represented sales of disposable cups and lids. Including sales to retail and consumer customers, we estimate that a total of $4.0 billion of disposable cups and lids were sold in the U.S. in 2002.

The use of disposable foam cups and containers in the U.S. market has increased significantly over the last three decades. According to recent independent industry analyses, the U.S. foam cup and container market is projected to grow at an annual rate of up to 3% through 2010. Key growth factors include the superior insulating and molding qualities of foam, lower production costs as compared to other disposable and reusable products, sanitary considerations, the expansion of warehouse retailers and the growth in consumption of take-out foods and beverages.

The plastic segment of the disposable cup and container market in which we compete is significantly more fragmented. We believe that the plastic drink cup and container market in the U.S. has exhibited strong growth in recent years, and we expect similar growth in the future as beverage producers, convenience stores and QSR operators increase their marketing efforts for the larger sized drinks that are served in plastic cups. A recent independent industry analysis of the U.S. plastic cup and container market through 2006 projects an annual growth rate of approximately 2.5% to 3% for sales of disposable cups and lids to institutions and QSRs. Plastic cups and containers offer a number of advantages compared to paper, including elimination of sogginess, greater rigidity, more uniform seamless construction and unique design and printing capabilities. In addition, larger size cups can be molded to fit into car cup holders, thereby taking advantage of growing take-out markets, including drive-thru windows at QSRs. Industry publications report that as much as 60% of revenues of QSRs in 2002 were derived from drive-thru window sales and that drive-thrus accounted for approximately 80% of revenue growth of QSRs from 1998 through 2002.

The large majority of plastic drink cups are manufactured through an injection molding or thermoforming process that uses polystyrene as its principal raw material. We have recently developed a proprietary thermoformed deep-draw cold drink cup that uses polypropylene instead of polystyrene, which should result in significant raw material cost savings. In addition, polypropylene products feature enhanced appearance, durability and feel characteristics as compared to polystyrene products and paper products. Over time, we expect the superior attributes and cost-savings of polypropylene cups to assist in accelerating the conversion from paper to plastic in the disposable cup market.

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

Products

Packaging. Radnor manufactures a broad range of disposable foodservice products, including cups, bowls, plates, containers, lids, cutlery, barware and stemware from expandable polystyrene, polypropylene and polystyrene.

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

Our thermoform and injection molded polypropylene and polystyrene product lines include more than 450 cups and containers ranging in size from 3.5 oz. to 42 oz. with matching lids. To simplify display and inventory requirements, we design our cold drink cups so that the same lid can be interchanged with many cup sizes. The use of polypropylene as a raw material provides drink cups with enhanced appearance qualities, including a rolled lip that is less abrasive to the user and a sturdy, yet flexible and comfortable, feel. We mold our thermoformed cold drink cups to meet our customers’ specific needs and to permit the largest sizes to fit into a car’s cup holder. Polypropylene also allows us to improve printing quality for our customers, permitting photography-quality printing that is superior to the print capabilities for other substitute products. We also manufacture thermoformed polypropylene portion cups used for salad dressing, condiments and similar applications, as well as rigid plastic cutlery products.

We continuously work to develop new products that fit with our customers’ specific needs. One of our early customer-driven developments was the “flare” cup design that replaced the heavier rim typically built into the top of a foam cup with a smooth, flared edge that improves the stability of the cup’s construction. The flare cup was well-received by customers because it combined the favorable appearance of paper with the insulating qualities of foam. More recently, our car carrier cups have addressed the end user’s desire for a cup that can contain larger volumes of liquid while fitting into an automobile’s cup holder.

Specialty Chemicals. In North America, we manufacture EPS for our internal consumption, in addition to selling directly to third-party manufacturers of foodservice, insulation and protective packaging products. EPS is categorized by size, with the smallest size, or cup-grade, used to manufacture foam cups and containers. Larger sizes are sold to manufacturers of insulation and protective packaging products and include EPS modified for fire retardancy.

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

Sales, Marketing and Customers

Packaging. Radnor sells its broad range of disposable products in the foodservice industry through a 36-person sales organization and through an extensive network of 54 independent sales representatives. Sales and marketing efforts are directed by our Senior Vice President of Sales and Marketing and are supported by 12 senior sales managers averaging more than ten years’ experience in the foodservice industry. We believe our experienced sales team and long-term representative relationships enhance our ability to provide high levels of customer service and specialized marketing programs, including custom-designed products. Major end users of these products include fast-food restaurants, full-service restaurants, hospitals, nursing homes, educational institutions, airlines, business offices, movie theaters and other leisure time concessionaires, such as sports stadiums.

We sell disposable products in the foodservice industry to more than 1,400 national, institutional and retail accounts throughout the United States, in Mexico and in other countries. This customer base, which includes many of the foodservice industry’s largest companies, can be divided into three major categories:

National Accounts. National accounts are customers that utilize our disposable foodservice products in the sale of their own products and consist primarily of large fast-food restaurant chains and convenience stores. During fiscal 2003, sales to these customers accounted for approximately 11.9% of our net sales.

Institutional Accounts. Institutional accounts are customers that purchase our disposable foodservice products with a view toward reselling such products in bulk to institutional end users, such as hospitals, nursing homes, educational institutions, airlines, movie theaters and similar leisure time concessionaires, such as sports stadiums. These customers, representing approximately 40.5% of our net sales in fiscal 2003, are primarily large foodservice distributors.

Retail Accounts. Retail accounts are customers that purchase our disposable foodservice products for resale to actual consumers of the products and consist primarily of supermarket chains and discount stores. In fiscal 2003, retail customers accounted for approximately 8.8% of our net sales.

Approximately 10.0% of our packaging product sales are made pursuant to arrangements under which product prices are automatically adjusted based on changes in prices of styrene monomer and other raw materials. Substantially all of our other packaging product sales are made pursuant to contracts or other arrangements under which we have the right to change product prices on 30 to 60 days’ prior written notice.

Specialty Chemicals. In North America, we sell EPS through a dedicated sales force averaging 20 years experience and two broker organizations to manufacturers of foam protective packaging and insulation products. In Europe, we market through our Europe-wide sales office network. In support of these sales and marketing efforts, we employ people who are knowledgeable about chemical engineering and manufacturing processes in order to provide technical assistance to our customers.

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

Customer Concentration. No customer represented more than 6.5% of our net sales for fiscal 2003, although the five largest accounts represented approximately 25.6% of such sales. Because we are focusing our marketing efforts for our new thermoformed polypropylene products on our key customers, we anticipate that this customer concentration may increase in the future.

Manufacturing

We operate 15 plants in North America and three plants in Europe. Our eleven U.S. and European foam plants generally operate 24 hours a day, seven days a week and 355 days a year. Our plastic cup and cutlery products are manufactured through an injection molding or thermoforming process that uses polystyrene and polypropylene as its principal raw materials in our state-of-the-art manufacturing facility in North Carolina. This plant generally operates 24 hours a day, five days a week. We expect the North Carolina plant utilization to increase in 2004 and to eventually operate 24 hours a day, seven days a week and 355 days a year. We also operate six plants located in the United States, Canada and Europe that manufacture EPS from styrene monomer. These plants generally operate 24 hours a day, seven days a week and 355 days a year.

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

We manufacture polypropylene cups and containers using a complete line process. In this process, polypropylene pellets and desired colorants are mixed, heated and extruded into a continuous sheet, which is then fed into a thermoformer and molded into the size and shape of the preferred product design. After the cups are cooled, they are trimmed from the sheet while still in the mold and are subsequently transferred to a forming station where the rims are rolled over in a coining process to provide attractive and highly functional lips for the finished products. The finished cups are automatically transferred for packaging into finished cases or to printing and then packaged into finished cases.

We manufacture both polypropylene and polystyrene cutlery and cups using an injection molding process in which resins and colorant are mixed and heated through an extrusion process. The liquid resin is then injected into the cavities of the mold to form the shape of the product. The material is cooled inside the mold through the use of chilled water. Both halves of the mold are then separated and the parts ejected where they are transported to either an automatic or manual packing station, depending on the type of finished product.

Our lid products are produced from high-impact polystyrene, or HIPS, which is subjected to heat and pressure, after which the product is extruded through a thin die. The lids are then trimmed for finished goods packing, while the scrap is ground and reintroduced into the original material blend.

Quality Control. Our manufacturing quality control program for foam foodservice products involves automated testing of all products for leaks. In addition, random testing is performed at least hourly at each facility for various attributes: seepage, weight, appearance, strength and, where applicable, print. We centrally collect the resulting data, subject it to statistical analysis and review the results. In addition, each machine operator and packer performs various quality checks during the production process. We also obtain random samples of finished foam packaging products from our various manufacturing facilities and perform an analysis similar to that described above at our Phoenix laboratory.

Our manufacturing quality control program for thermoformed plastic products enables us to meet our customers’ requirements through a documented Quality Management System. We monitor and measure the attributes that are critical to quality. We then statistically analyze the data to ensure that the processes are consistent in conforming to the customers’ desires.

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

Engineering. We employ 69 full-time technical personnel, including 27 full-time engineers and engineering managers, based in the Phoenix, Corte Madera, Fort Worth, Mooresville and Canadian facilities. The engineering staff uses computer-aided design and computer-aided manufacturing systems to design advanced, three-dimensional models of products and molds. Once an electronic image of the machine and mold part design is generated, the part can be custom manufactured. We have the capacity to construct all of the proprietary equipment, machines and molds used in the production, testing and packaging of our foam products. At least initially, we will not be constructing any of the proprietary equipment, machines and molds used in the production, testing and packaging of our polypropylene products. We have also developed and are installing in our manufacturing facilities automated materials handling equipment that includes in-line printing, automatic case packaging equipment and more advanced molding machines.

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

Raw Materials

Our foam products are manufactured from EPS, which is produced from styrene monomer. High-purity pentane is also used as an expanding agent in the production of EPS. The raw materials we use for the manufacture of thermoformed lids are primarily plastic resins such as HIPS. Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins.

Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Styrene monomer prices have fluctuated significantly as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. For example, the contract price for styrene monomer increased from $0.25 per pound in 2001 to a high of $0.37 per pound in 2002. The contract price for styrene monomer increased to $0.46 per pound in March 2003, decreased to $0.40 per pound in November 2003 and increased to $0.48 per pound in February 2004. Although future styrene monomer prices cannot be predicted with accuracy, prices are forecasted by independent industry surveys and producer reports to decline to $.41 by the end of 2004. While the Company has been able to pass on the majority of past price increases to customers, the Company may not be able to increase prices if styrene monomer costs rise in the future.

We have historically purchased a majority of our styrene monomer requirements under a variety of long-term supply contracts. These contracts provide a supply of styrene monomer under several different pricing mechanisms and with volume discounts. The various pricing mechanisms include those tied to raw material prices, spot market indices, contract indices and varying mixtures of the three. Under our styrene monomer supply contracts, which expire through 2009, we currently acquire approximately 75% of our current styrene monomer needs.

High-purity pentane, which is used as the expanding agent in the production of EPS, is available from a limited number of suppliers. Should high-purity pentane become unavailable, however, high-purity butane may be substituted as the expanding agent.

The raw materials used in the manufacture of our polystyrene plastic cups and cutlery and for the manufacture of thermoformed lids are primarily plastic resins such as polystyrene, which are available from a number of sources. Our polystyrene resin supplies are purchased under various agreements that contain minimum and maximum purchase requirements. The price we pay for polystyrene resin is determined at the time of purchase and can be supported by our styrene monomer purchases. The prices of polystyrene resins fluctuated in a fashion similar to the fluctuations affecting styrene monomer as described above. Polystyrene is largely a derivative of styrene monomer and prices react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract HIPS pricing is currently $0.65 per pound. The forecasted price of HIPS is expected to range between $0.58 and $0.67 during 2004.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins that are made from propylene. We do not currently have long-term supply agreements for polypropylene and may not be able to enter into such agreements on favorable terms or at all. Polypropylene resin pricing follows the raw material price of propylene and is influenced by the operating rates of the respective polypropylene manufacturing locations. The published homopolymer polypropylene contract price was $0.47 per pound for February 2004 and is forecasted by independent industry surveys and producer reports to decline to $0.42 per pound by the end of 2004. Polypropylene has had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.28 to $0.46 from the beginning of 2000 through December 2003. We anticipate entering into long-term contracts to provide consistent supply of polypropylene resins. We expect the pricing mechanisms in those contracts to be market driven and to change monthly. We also anticipate that we will obtain rebates based on volume incentives with the respective suppliers.

If pricing of either polystyrene or polypropylene resins would put us in an uncompetitive position, we can switch to the other resin to make our products competitively.

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

Note 12 to the Company’s financial statements included under Item 8 herein contains information with respect to the geographic composition of the Company’s operations and financial position as of and for the years ended December 26, 2003, December 27, 2002 and December 28, 2001.

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

We hold 50 trademarks registered in the United States, several of which are also registered in other countries. We also hold a number of unregistered trademarks. We do not consider any of these trademarks material to our operations.

Competition

We compete in the highly competitive foodservice industry. The foam segment of the disposable cup and container market is highly concentrated and, within this segment, we compete principally with Dart Container, which has significantly greater financial resources than we have and controls the largest share of this market segment. We do not believe that companies operating in related markets are likely to enter the foam segment due to the significant investment that would be required.

We believe that competition within the foam segment of the market is based primarily on customer service, product quality and the price at which products are offered. We believe that our market position is attributable to our high level of customer service and product quality, strategically located manufacturing facilities, proprietary technology and experienced management team.

The plastic segment of the disposable cup and container market is significantly fragmented. Major producers of thermoformed plastic cups and containers include Pactiv, Solo Cup, Alcoa Packaging and Dart Container. However, the Company believes that only one other competitor, Berry Plastics, manufactures deep-draw thermoformed polypropylene cold cups. It is possible that other competitors may enter the plastic segment of the disposable cup and container market despite the significant investment, especially in equipment and technology, that would be required. In addition, as thermoformed polypropylene cold cups gain market acceptance, we would anticipate that producers of polystyrene plastic cups may enter this market.

We believe that competition within the plastic segment of the disposable cup and container market is based primarily on customer service, product quality and appearance and the price at which products are offered. We believe that the manufacturing capability we are developing, together with our experience customizing products, superior customer service, national distribution capabilities, demonstrated ability to successfully integrate acquisitions and ability to leverage our long-term customer relationships and our other competitive strengths, will position us to capture a meaningful portion of the plastic cold drink cup market.

We also compete with the paper segment, which is significantly more fragmented than the foam segment. We believe that competition between foam, plastic and paper is based on product appearance, quality and price.

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

The European EPS industry is more fragmented than in North America. Several companies, including BASF Corporation, NOVA Chemicals, Inc. and B.P. Amoco PLC, are larger and have greater financial resources than we have. We believe that competition is based primarily on price, although technical support, specialized product development and consistent quality are important factors to many of our customers.

Employees

As of December 26, 2003, we had 1,851 full-time employees. We have never experienced a material labor strike or other labor-related work stoppage. We consider our relations with our employees to be good.

Our U.S. employees are not represented by any union. In Canada, approximately 60% of our employees are represented by a union and are covered by a collective bargaining agreement. In Finland, over 80% of our employees are represented by one of three unions and we are subject to two collective bargaining agreements. The European Union directives regarding employment are applicable to us in Finland; however, the terms of the collective bargaining agreements will control employment relationships to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives.

We are dependent on the management experience and continued services of our executive officers, including our Chief Executive Officer, Michael T. Kennedy. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees.

Environmental Matters

Our facilities are used for manufacturing or warehousing of foam container, thermoformed or injection molded products, as well as the EPS from which foam products are manufactured. Many of these facilities are subject to federal, state, foreign and local laws and regulations relating to, among other things, emissions to air such as pentane, styrene and particulate matter, discharges to water, and the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes.

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

Some of our facilities have been alleged or are known to have failed to comply with various reporting or permitting obligations under applicable environmental laws and regulations. The resolution of these allegations and failures has not had a material adverse effect on our financial condition or results of operations, nor do we believe that any future costs of achieving and maintaining compliance with these laws and regulations will have that effect. It is possible that we could incur significant fines, penalties or capital costs associated with any confirmed noncompliance with these laws and regulations. Moreover, there can be no assurance that recently promulgated or future environmental laws or regulations, including regulations affecting the volume of and permitting for air emissions in the United States, Canada and in Europe, will not require us to incur substantial expenditures or significantly modify our operations.

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

We also own or lease manufacturing, warehouse, office, machine assembly and utilities facilities at the locations shown in the following table:

Packaging

Location	Use	Approximate Floor Space Sq. Ft.
Corte Madera, California	Manufacturing, warehouse, machine assembly and office (leased)	88,000

Richmond, California	Warehouse (leased)	103,000

Higginsville, Missouri	Manufacturing and warehouse	68,000

Warrensburg, Missouri	Warehouse (leased)	10,000

Jacksonville, Florida	Manufacturing and warehouse (leased)	128,000

Edison, New Jersey	Warehouse (leased)	95,000

Metuchen, New Jersey	Manufacturing	84,000

Mount Sterling, Ohio	Manufacturing and warehouse	56,000

Shreveport, Louisiana	Manufacturing and warehouse	73,000

Stone Mountain, Georgia	Manufacturing and warehouse (partially leased)	377,000

Phoenix, Arizona	Machine assembly (leased)	12,000

Tolleson, Arizona	Manufacturing, warehouse and office	170,000

West Chicago, Illinois	Manufacturing, warehouse and office (partially leased)	350,000

El Campo, Texas	Manufacturing and warehouse	91,000

Mooresville, North Carolina	Manufacturing, warehouse and office (leased)	389,000

Winston-Salem, North Carolina	Manufacturing and warehouse (leased)	58,000

Lodz, Poland	Manufacturing and warehouse (leased)	31,000

Specialty Chemicals

Location	Use	Approximate Floor Space Sq. Ft.
Fort Worth, Texas	Manufacturing, warehouse and office (partially leased)	204,000

Saginaw, Texas	Manufacturing, warehouse and office	60,000

Baie D’Urfe, Quebec	Manufacturing, warehouse and office	74,000

Porvoo, Finland	Manufacturing, warehouse, machine assembly, utility and office (partially leased)	112,000

Kokemaki, Finland	Manufacturing, warehouse, utility and office (leased)	52,000

Our lease for the manufacturing and warehousing facility in Winston-Salem, North Carolina expires in May 2004 and our lease for 46,500 square feet of warehouse space in Mooresville, North Carolina expires in March 2004. We anticipate vacating these facilities prior to the expiration of the leases.

ITEM 3. LEGAL PROCEEDINGS

We are involved in a number of legal proceedings arising in the ordinary course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material adverse effect on our consolidated financial condition or consolidated results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters to be reported hereunder.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There currently exists no established public trading market for the Company’s Voting Common Stock, $.10 par value, Nonvoting Common Stock, $.10 par value, or Class B Nonvoting Common Stock, $.01 par value.

Holders

As of March 23, 2004, there were 3 holders of record of the Company’s Voting Common Stock, 11 holders of record of the Company’s Nonvoting Common Stock and 13 holders of record of the Company’s Class B Nonvoting Common Stock.

Dividends

No dividends were declared or paid during the years ended December 26, 2003 or December 27, 2002. The declaration and payment of dividends are subject to the discretion of the Company’s Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company’s credit agreements and the indenture pursuant to which the Company issued its 11% Senior Notes due 2010 on March 11, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Financial results for the periods presented are not fully comparable because of the December 2001 disposition of our European insulation operations. Fiscal years 1999, 2000 and 2001 contain the results of operations from the European insulation operations.

	Year Ended
	Dec. 31, 1999	Dec. 29, 2000	Dec. 28, 2001	Dec. 27, 2002	Dec. 26, 2003
	($ in thousands)
Results of Operations (1):
Net sales	$310,470	$353,752	$325,734	$323,182	$341,664
Cost of goods sold	226,509	277,254	250,719	243,501	279,013

Gross profit	83,961	76,498	75,015	79,681	62,651
Distribution expense	24,535	26,003	25,176	22,621	23,335
Selling, general and administrative expenses	36,460	37,128	32,464	33,124	31,567
Gain on sale of business (2)	—	—	(10,493)	—	—
Other expenses (3)	—	—	—	—	1,838

Income from operations	22,966	13,367	27,868	23,936	5,911
Interest, net (4)	21,070	21,725	22,331	21,382	21,027
Income from unconsolidated affiliates	(183)	(876)	(1,160)	(6,165)	(3,623)
Other expense, net	1,363	1,104	2,657	1,146	902

Income (loss) before income taxes and discontinued operations	716	(8,586)	4,040	7,573	(12,395)
Income tax expense (benefit)	241	(3,074)	2,150	2,878	(2,612)

Income (loss) from continuing operations	$475	$(5,512)	$1,890	$4,695	$(9,783)

Balance Sheet Data (at end of period)(1)(5):
Working capital	$12,884	$16,117	$22,318	$29,908	$25,579
Total assets	293,683	305,999	274,186	284,132	396,295
Total debt, including current portion (6)	215,417	229,508	212,910	215,214	259,466
Stockholders’ equity (deficit)	7,574	(1,811)	117	10,061	7,829

(1)	The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December of each year. The years presented in the above table were 52-week years with the exception of 1999, which was a 53-week year.
(2)	Represents gain resulting from sale of European insulation operations. See Note 1 to the Company’s audited consolidated financial statements included elsewhere herein.
(3)	On March 11, 2003, the Company issued $135.0 million of senior notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million of Series A and Series B senior notes due 2003 and outstanding borrowings under the existing revolving credit facilities. The Company recorded $1.8 million of other expenses related to the extinguishment of the long-term debt described above, which included the $1.0 million write-off of deferred financing costs and debt premium related to the Company’s Series A and Series B senior notes due 2003, as well as $0.8 million of personnel costs directly related to the debt extinguishment.

(4)	Interest includes amortization of premium and debt issuance costs related to the Company’s senior notes of $1.2 million for the years ended December 31, 1999 and December 29, 2000, $1.1 million for the years ended December 28, 2001 and December 27, 2002 and $0.9 million for the year ended December 26, 2003.
(5)	Fiscal 2003 balance sheet data is not fully comparable due to the Acquisition.
(6)	Total debt includes capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis should be read in conjunction with Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Financial results for the periods presented are not fully comparable because of the December 2001 disposition of the European insulation operations as well as the November 2003 Acquisition. Fiscal year 2001 contains the results of operations from the European insulation operations, while fiscal 2003 contains the results of the newly acquired food packaging and cutlery operations discussed below.

General

Radnor Holdings Corporation is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. On November 14, 2003 we acquired the operations of Polar Plastics, Inc. and its subsidiary (“Polar Plastics” or the “Acquisition”). The Acquisition extended our product line to include thermoform and injection molded foodservice products. We are also upgrading our thermoforming equipment and installing new production lines to facilitate the introduction of our proprietary cold drink cups. This product line expansion is necessary to meet accelerating customer demand, including business awards from quick service restaurant customers for delivery in 2004.

We have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 25 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products in the U.S. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2003, we produced 13 billion foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 354 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Recent Acquisition

In November 2003, we acquired the operations of Polar Plastics Inc. and its subsidiary, consisting of a state-of-the-art manufacturing facility, including thermoforming and injection molding machines capable of producing polypropylene and polystyrene products, raw material storage and handling equipment, as well as related production assets and net working capital. The purchase price for the assets was approximately $22.3 million, consisting of $4.5 million in cash paid at closing, issuance of a six-year note in the amount of $10.0 million bearing interest at 6.0% (with interest but no principal payable until January 1, 2005), the assumption of $9.3 million in other long-term contractual liabilities, net of an estimated $1.5 million due from Polar Plastics based on certain working capital levels. Polar Plastics and certain of its affiliates and key management also entered into seven-year non-competition agreements that will require an additional $3.0 million in payments over five years.

As part of the Acquisition, we identified approximately $13.0 million in annual costs saving measures, including those related to raw materials, plant consolidations, reductions in force and operating expenses. The Company has taken the actions necessary to result in annual savings of approximately $11.5 million and continues to work on the remaining cost savings measures, such as the consolidation of its Winston Salem facility, which is expected to be completed in May 2004 and result in annual savings of $0.9 million.

Net Sales

Net sales represent the sales of the Company’s products less (i) cash discounts and allowances, which historically have averaged approximately 2% of gross sales, and (ii) sales and marketing rebates.

Cost of Goods Sold

Raw material and energy costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. Beginning in January 2003 through February 2004, market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 25%. Although future raw material prices cannot be predicted with accuracy, prices for styrene monomer are forecasted by independent industry surveys and producer reports to decline by approximately 20% over the remainder of 2004. While the Company has been able to pass on the majority of past raw material price increases to customers, the Company may not be able to increase prices if raw material costs rise in the future.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins have fluctuated in a fashion similar to the fluctuations affecting styrene monomer as previously described. Polystyrene is largely a derivative of styrene monomer and prices typically react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, is currently $0.65 per pound. The forecasted price of HIPS is expected to range between $0.58 and $0.67 during 2004.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins, which are made from propylene. We do not currently have long-term supply agreements for propylene. Polypropylene resin pricing will follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations. Polypropylene has had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.36 to $0.46 from the beginning of 2001 through December 2003. The published polypropylene contract price was $0.47 per pound for February 2004 and is projected by independent industry surveys and producer reports to decline to about $0.42 per pound by the end of 2004.

In connection with the Company’s engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 0.5%, 0.8% and 0.8% in fiscal 2003, 2002 and 2001, respectively.

Distribution Expense

The Company ships its products from manufacturing locations using a combination of common carriers and its own fleet of leased vehicles. Distribution expense consists of the costs to ship products, including costs of labor and leased vehicles.

Gain on Sale of Business

On December 12, 2001, the Company completed the sale of its European insulation operations, which included seven manufacturing plants that convert EPS into insulation products for sale primarily to the Nordic construction industry. The consideration for the sale was approximately $35.1 million in cash and assumption of debt. In connection with the sale, we realized a $10.5 million gain.

Key Business Indicators

The Company’s financial results are directly impacted by several key items, which management has identified as key indicators in its evaluation of the business. These indicators include:

•	Sales Volumes – The comparison of unit volumes sold versus the comparable period in prior years provides key operating information.

•	Pricing Spread over Raw Material Costs – The selling prices of the Company’s products as compared to various raw material costs, including styrene monomer, polystyrene and polypropylene, are key financial performance metrics.

•	Energy-Related Costs – Energy-related costs provide key information with respect to overall profitability.

Year Ended December 26, 2003 Compared to the Year Ended December 27, 2002

Executive Summary

The Company’s profitability was lower in 2003 as compared to 2002 due to higher raw material and energy-related costs, which had a negative impact on our operating results. Fiscal 2003 net sales of $341.7 million increased 5.7% over the prior year mainly due to changes in foreign currency rates and the Acquisition which occurred on November 14, 2003. Income from operations decreased $18.0 million from the prior year to $5.9 million mainly due to significant increases in energy-related costs at our packaging segment and a contraction in the spread between selling prices and raw material costs at our specialty chemicals segment, both due in large part to the hostilities which occurred in the Middle East, partially offset by the impact of changes in foreign currency rates.

Consolidated Results

The following table summarizes the results of operations for the fiscal years ended December 26, 2003 and December 27, 2002.

(millions of dollars)	2003	2002	Increase (Decrease)	% Change
Sales	$341.7	$323.2	$18.5	5.7%
Gross profit	62.7	79.7	(17.0)	(21.3)%
Operating expenses	56.8	55.8	1.0	1.8%
Income from operations	5.9	23.9	(18.0)	(75.3)%

Net sales in fiscal 2003 were $341.7 million, an increase of $18.5 million from $323.2 million in fiscal 2002. This increase was primarily caused by foreign currency changes driven by the strengthening of the Euro against the U.S. dollar ($17.4 million) combined with higher selling prices at the specialty chemicals segment ($1.6 million), and the Acquisition in November 2003 ($3.0 million). These increases were partially offset by decreased sales volumes at our domestic packaging and specialty chemicals operations ($2.2 million).

Gross profit decreased to $62.7 million or 18.3% of net sales in fiscal 2003 from $79.7 million or 24.7% of net sales in fiscal 2002. This decrease was primarily caused by higher raw material costs ($9.8 million), and higher energy-related costs ($7.4 million) combined with higher depreciation at our specialty chemicals segment ($1.1 million) and higher employee costs ($1.1 million). These decreases were partially offset by foreign currency changes driven by the strengthening of the Euro against the U.S. dollar ($2.6 million), higher selling prices at the specialty chemicals segment ($1.6 million) and the impact of the Acquisition ($1.3 million).

Operating expenses increased by $1.0 million or 1.8% in fiscal 2003 to $56.8 million. This was primarily caused by an increase in operating costs at our packaging operations ($1.8 million) and specialty chemicals operations ($1.1 million), partially offset by lower operating expenses at our corporate offices ($1.9 million). Included in operating expenses for the year ended December 26, 2003 were approximately $1.0 million of foreign currency transaction losses, as well as $ 0.4 million of internal costs related to the Acquisition and costs related to the Company’s registration statement relating to the proposed sale of the Company’s common stock.

For the reasons described above, income from operations decreased by $18.0 million in fiscal 2003 to $5.9 million or 1.7% of net sales from $23.9 million or 7.4% of net sales in 2002.

Interest expense of $21.0 million in 2003 was comparable to $21.4 million in the prior year, as lower average interest rates more than offset the impact of higher average levels of outstanding debt. Income from unconsolidated affiliates decreased $2.5 million from the prior year to $3.6 million due to a reduction in partners’ capital from an investment partnership in which the Company serves as a limited partner. Other expenses of $0.9 million in 2003 were comparable to $1.1 million in 2002.

The effective tax rate for fiscal 2003 decreased to 21.1% from 38.0% in the prior year. This reduction was primarily due to the creation of a valuation allowance against certain of the Company’s state net operating loss carryforwards.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the fiscal years ended December 26, 2003 and December 27, 2002.

(millions of dollars)	2003	2002	Increase (Decrease)	% Change
Sales	$196.4	$195.4	$1.0	0.5%
Gross profit	44.5	54.4	(9.9)	(18.2)%
Operating expenses	26.6	24.7	1.9	7.7%
Income from operations	17.9	29.7	(11.8)	(39.7)%

Financial results at the Company’s packaging operations were negatively impacted by higher energy-related costs, higher raw material costs and lower sales volumes of foam packaging products, primarily during the first half of fiscal 2003. These factors were due in large part to the hostilities which occurred in the Middle East. Partially offsetting these items were savings realized from implemented cost containment measures.

Net sales in the packaging segment in fiscal 2003 increased $1.0 million to $196.4 million compared to $195.4 million in fiscal 2002. The increase was primarily due to the Acquisition in mid-November ($3.0 million) and increased sales at our European packaging operations ($0.7 million). These increases were partially offset by lower selling prices ($1.7 million) resulting primarily from changes in product mix and lower sales volumes ($1.0 million), primarily during the first half of 2003.

Gross profit decreased $9.9 million to $44.5 million or 22.7% of net sales in fiscal 2003 from $54.4 million or 27.8% of net sales in fiscal 2002. This decrease was primarily caused by higher energy-related costs ($6.2 million) and raw material costs ($2.1 million). The increase in energy-related costs stemmed from an increase in the average price per million British thermal units of natural gas, primarily during the first half of 2003. The increase in raw materials related to higher EPS production costs, resulting from increased styrene monomer costs over the prior year.

Operating expenses increased $1.9 million to $26.6 million in fiscal 2003 from $24.7 million in fiscal 2002. This increase was due to higher general and administrative costs ($2.2 million), primarily at our European packaging operations, partially offset by lower distribution costs ($0.6 million) in the domestic packaging operations resulting from lower sales volumes. For the reasons described above, primarily higher energy-related and raw material costs, income from operations decreased $11.8 million to $17.9 million in fiscal 2003 from $29.7 million in the prior year.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the fiscal years ended December 26, 2003 and December 27, 2002.

(millions of dollars)	2003	2002	Increase (Decrease)	% Change
Sales	$154.2	$134.3	$19.9	14.8%
Gross profit	18.1	21.9	(3.8)	(17.4)%
Operating expenses	18.6	17.5	1.1	6.3%
Income (loss) from operations	(0.5)	4.4	(4.9)	(111.4)%

For fiscal 2003, net sales in the specialty chemicals segment increased $19.9 million or 14.8% to $154.2 million from $134.3 million in fiscal 2002. This increase was primarily due to currency effects driven by the strengthening of both the Euro and the Canadian dollar. Sales at our North American specialty chemicals operations increased $6.6 million primarily due to the favorable currency effects ($3.6 million) combined with higher selling prices ($6.5 million), partially offset by lower sales volumes ($3.8 million). Sales at our European operations increased $13.3 million primarily due to the favorable currency effects ($13.8 million) combined with higher sales volumes ($2.7 million), partially offset by lower selling prices ($3.1 million). Net sales included $8.9 million and $9.8 million of sales to the packaging segment for fiscal 2003 and 2002, respectively, which are eliminated in consolidation.

Gross profit decreased by $3.8 million to $18.1 million in fiscal 2003 from $21.9 million in fiscal 2002. This was mainly due to higher styrene monomer costs ($7.7 million), the primary raw material in EPS, combined with higher energy costs ($1.2 million) and depreciation expense ($1.1 million), partially offset by higher selling prices ($3.3 million) as discussed above and the favorable impact of changes in foreign currency rates ($2.6 million).

For fiscal 2003, operating expenses increased by $1.1 million to $18.6 million from $17.5 million in fiscal 2002. This increase was primarily caused by changes in foreign currency rates ($2.3 million) combined with increased selling costs ($0.4 million) and higher distribution costs resulting from increased sales volumes ($0.4 million). These increases were partially offset by lower general and administrative expenses resulting from cost savings initiatives that were implemented during fiscal 2003. For the reasons described above, primarily higher raw material and energy-related costs, income from operations decreased $4.9 million in fiscal 2003 from $4.4 million in the prior year.

Corporate and Other

Corporate operating expenses decreased by $1.9 million during fiscal 2003. This favorable change was caused by lower general and administrative expenses ($2.0 million) resulting from cost savings initiatives implemented during fiscal 2003 and lower amortization costs, partially offset by an increase in foreign currency losses ($1.0 million) as well as $1.8 million in expenses related to the extinguishment of long-term debt as described in Note 5 to the consolidated financial statements included elsewhere herein.

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

Corporate and Other

Corporate operating expenses, excluding the $10.5 million gain on the divestiture of the Company’s European insulation operations in 2001, increased by $6.5 million during fiscal 2002. This was primarily caused by an increase in amortization ($1.2 million), insurance ($2.0 million) and compensation to corporate personnel ($3.2 million). Included in the higher corporate compensation for fiscal 2002 was $2.5 million in additional salary and bonus to our chief executive officer. From 1999 to 2001, our chief executive officer’s salary and bonus were reduced by 23% or $900,000, based primarily on the Company’s results of operations for those periods. Our chief executive officer’s compensation for 2002 reflects the positive financial results experienced during 2002 as compared to each of the prior three fiscal periods, due in part to the divestiture of the European insulation operations in December 2001. While compensation is reviewed annually, we do not anticipate that our chief executive officer’s compensation will materially increase in fiscal 2004.

Liquidity and Capital Resources

During fiscal 2003, the Company’s cash flow from operating activities totaled $1.9 million. During the 2003 period, the Company had after tax cash flow of $1.4 million combined with a $0.5 million decrease in working capital. The decrease in working capital was primarily due to lower accounts receivable ($1.9 million), as well as higher accounts payable ($5.9 million) and higher inventory ($7.2 million), both due in large part to increased raw material and energy-related costs.

During fiscal 2003, inventory turnover was approximately 6.3 times per year compared to 6.9 in 2002. The turnover was negatively impacted by the November 14, 2003 Acquisition. As of December 26, 2003, the average collection period for our accounts receivable was 45 days, which was slightly lower than the 47 day average collection period as of December 27, 2002.

The Company used $18.1 million in investing activities during fiscal 2003. The Company made $11.4 million in capital expenditures and spent $4.5 million in cash for the Acquisition. In addition, other assets increased by $2.9 million primarily due to deposits paid related to manufacturing equipment. Distributions received from investments in unconsolidated affiliates exceeded the additional investments in these affiliates by $0.7 million during fiscal 2003.

On March 11, 2003, the Company issued $135 million of 11% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45 million term loan and to increase the revolving credit commitment from $35 million to $45 million. The proceeds were used to repay the existing $159.5 million Series A and Series B Senior Notes due December 1, 2003 and outstanding borrowings under the existing revolving credit facilities. On November 17, 2003, in connection with the Acquisition, the Company amended its domestic credit facility to include a new $5.0 million term loan and to increase the limit of revolving loans to the lesser of (i) the $55.0 million committed amount less the outstanding principal balance of the new $5.0 million term loan or (ii) a “borrowing base” amount less, in each case, the principal amounts of outstanding letters of credit. The Company’s revolving credit facility under the Amended Credit Agreement expires in March 2008.

As of December 26, 2003, the Company had $45.1 million outstanding under its revolving credit facilities. After taking into account cash on hand, we had the ability to draw up to an additional $19.1 million under these facilities as of December 26, 2003. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company’s capital expenditures for fiscal years 2002 and 2003 were $10.6 million and $11.4 million, respectively.

As part of the Acquisition, we issued a six-year unsecured note in the amount of $10.0 million bearing interest at 6% and assumed $9.3 million in other long-term contractual liabilities. Polar Plastics and certain of its affiliates and key management also entered into seven-year non-competition agreements that will require us to pay an additional $3.0 million over five years.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2004 and in the long-term, cash generated from operations will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under credit facilities.

The Company expects to spend approximately $24.0 million on capital expenditures in 2004. Of this amount, approximately $19.0 million relates to new capital expenditures, while $5.0 million relates to maintenance-related capital expenditures on existing equipment. Management estimates that the majority of capital expenditures will be made from cash generated from operating activities with the remainder financed with other long-term debt. The Company’s planned spending on capital investments is expected to provide sufficient capacity to satisfy the production requirements under the Company’s current business plan. The Company believes that the levels of capital expenditures permitted by its credit facilities will be sufficient to meet long-term capital expenditure requirements under the Company’s current business plan. The Company has flexibility regarding its long-term capital spending as it is not subject to contractual commitments, has the ability to adjust capital spending based on results of operations, excluding maintenance-related capital expenditures, and can assess the overall liquidity position of the Company at the time future investment decisions are made. From time to time, the Company evaluates and may pursue various capital raising transactions including the sale of debt or equity securities and the divestiture of non-core assets, which will enhance the Company’s overall liquidity and improve its capital structure.

The Company’s projected fiscal 2004 debt service payments as of December 26, 2003 were $36.1 million, which included debt principal payments of $16.0 million and interest payments of $20.1 million. As of December 26, 2003, if the interest rate on the Company’s variable rate debt had changed by 1%, the Company’s annual debt service payment obligations would have changed by approximately $0.9 million.

Credit Agreements

Effective September 2003, in November 2003 in connection with the Acquisition and again in March 2004, we amended certain financial covenants in the Amended Credit Agreement to permit additional flexibility in operating our business and to address compliance issues. The recent amendments caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratios, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization, (iii) the limitation of capital expenditures and (iv) the limitation of operating lease arrangements. As amended, the Amended Credit Agreement contains the following financial covenants:

•	a minimum fixed charge coverage ratio, which is 1.05 to 1.00 for the quarter ending December 31, 2003, tested for the two most recent fiscal quarters, 0.90 to 1.00 for the quarter ending March 31, 2004, tested for the three most recent quarters, and 1.10 to 1.00 thereafter until reaching 1.15 to 1.00 for quarters ending December 31, 2004 and thereafter, tested for the most recent four fiscal quarters;

•	a maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization, which is 6.00 to 1.00 for the quarter ending December 31, 2003, tested for the two most recent fiscal quarters, and declines thereafter until reaching 3.75 to 1.00 for quarters ending March 31, 2006 and thereafter, tested for the most recent four fiscal quarters;

•	a minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of our domestic subsidiaries of 85%;

•	a minimum ratio of the borrowers’ consolidated earnings before interest, taxes, depreciation and amortization to consolidated earnings before interest, taxes, depreciation and amortization of our domestic subsidiaries of 85%;

•	limitation of capital expenditures to $25.0 million per year; and

•	limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, we are in compliance with all covenants, including financial covenants, under all of our credit arrangements.

As part of the March 2004 amendment, our obligations under the Amended Credit Agreement are further secured by mortgages on an additional seven of our U.S. manufacturing facilities and our interests in an unconsolidated affiliate. Our President and Chief Executive Officer, agreed to guarantee our obligations under the Amended Credit Agreement up to an amount not exceeding $5.0 million. There were a number of other changes made as part of the seventh amendment as follows:

•	The $5.0 million supplemental term loan which was added by the 6th amendment effective November 17, 2003 was paid early and the additional mortgages provided $6.0 million additional availability under the revolving credit facility.

•	A Mandatory Prepayment Event was defined by reference to a sale of certain non-core assets, an initial public offering of the company common stock, or any other transaction in which the borrowers raise equity capital or reduce outstanding shareholder loans. Upon receipt of proceeds from such an event, various paydowns of the term loan and revolving loans will be required and upon certain paydowns, the pledge of the unconsolidated affiliate interest and the guaranty will be released.

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases, non-competition agreement and purchase obligations as well as contingent obligations related to outstanding letters of credit. These obligations as of December 26, 2003 are summarized in the tables below.

(thousands of dollars)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest	$367,915	$33,365	$61,781	$102,803	$169,966
Capital lease obligations	9,309	2,760	4,778	1,771	—
Operating lease obligations	51,670	7,954	10,991	8,152	24,573
Non-compete obligations	3,000	600	1,200	1,200	—
Purchase obligations (1)	313,830	103,830	105,000	70,000	35,000

	$745,724	$148,509	$183,750	$183,926	$229,539

(1)	These amounts represent commitments under long-term styrene monomer supply contracts, as discussed in Note 6 to the Company’s consolidated financial statements, as well as short term commitments under natural gas contracts.

(thousands of dollars)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$3,274	$3,274	$—	$—	$—

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; valuation assumption in determining the fair value of investments held by affiliates; and estimates of realizability of deferred tax assets.

The Company’s senior management has reviewed these critical accounting policies and estimates and the discussion below with its Audit Committee.

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

The depreciable lives of the plant and equipment used in the operation of our business average approximately 16.6 years. Management monitors the assumptions underlying the useful lives of these assets and may potentially need to adjust the corresponding depreciable lives as circumstances change. A change in the average depreciable life of the Company’s plant and equipment by one year would impact depreciation expense by $0.9 million.

Asset Impairment Determinations

•	Intended use of assets and expected future cash flows

•	Industry specific trends and economic conditions

•	Customer preferences and behavior patterns

•	Impact of regulatory initiatives

Fair Value of Investments Held by Affiliates

•	Expected future cash flows of underlying investments

•	Changes in market demand

•	Industry specific trends and economic conditions

•	Third-party valuations

Changes in key assumptions about the financial condition of an underlying investment or actual condition which differs from estimates could result in an other than temporary impairment charge. However, given the substantial margin by which the fair value of the underlying investments exceeds the carrying value of our investment, the Company does not anticipate a material impact on the consolidated financial statements from differences in these assumptions.

Deferred Taxes

•	Expected future profitability and cash flows

•	Impact of regulatory initiatives

•	Timing of reversals of existing temporary differences between book and taxable income

Changes in key assumptions about expected future profitability and cash flows could result in changes to the Company’s tax provision and deferred tax liability position resulting from its ability to utilize existing net operating loss carry forwards. Given the margin by which expected future profitability and cash flows exceed those levels required to utilize existing net operating loss carry forwards, the Company does not anticipate a material impact on the consolidated financial statements from differences in these assumptions.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of this pronouncement on December 28, 2002. The adoption of this statement did not have an effect on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company has included the disclosures prescribed by SFAS No. 148 and adopted the prospective method of adoption as prescribed by SFAS No. 148.

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

As a result of the adoption of FIN 46, the Company began to consolidate Radnor Investments, L.P. beginning in the fourth quarter of the year ended December 26, 2003. As discussed in Note 4 to the Company’s consolidated financial statements, the adoption of this interpretation resulted in an increase to the investment assets on its consolidated balance sheet to $65.3 million with a corresponding minority interest payable of $48.9 million. This transaction did not have a material effect on the Company’s consolidated net income or cash flows. Prior to the adoption of FIN 46, the Company utilized the equity method of accounting. Under the equity method, original investments were recorded at cost in other assets and adjusted for the Company’s share of undistributed earnings or losses of these companies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is the potential loss arising from adverse changes in interest rates. The Company’s long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company’s long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $6.3 million over the term of the debt.

Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries

Radnor Investments, L.P.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent public accountants for the fiscal year ended December 27, 2002. The decision to change independent public accountants was approved by our Board of Directors.

Arthur Andersen’s report on the our consolidated financial statements for the fiscal year ended December 28, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 28, 2001 and through June 27, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

We provided both Arthur Andersen and KPMG with a copy of the foregoing disclosures. We requested and received from Arthur Andersen a letter, dated June 27, 2002, stating its agreement with such statements and filed the same as Exhibit 16.1 to our report on Form 8-K filed on June 27, 2002.

During the fiscal year ended December 28, 2001 and through the date of our decision, we did not consult KPMG with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 26, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective in ensuring that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting subsequent to the date of such evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company and their ages as of March 23, 2004 are as follows:

Name	Age	Position
Michael T. Kennedy	49	President, Chief Executive Officer and Director
Michael V. Valenza	44	Senior Vice President – Finance and Chief Financial Officer
Richard C. Hunsinger	55	Senior Vice President – Sales and Marketing
Donald D. Walker	62	Senior Vice President – Operations
R. Radcliffe Hastings	53	Executive Vice President, Treasurer and Director
John P. McKelvey	63	Senior Vice President, Human Resources and Administration
Caroline J. Williamson	36	Vice President and Corporate Counsel
Paul D. Ridder	32	Vice President and Corporate Controller
Paul M. Finigan	49	Director

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

R. Radcliffe Hastings has served as Executive Vice President and Treasurer of the Company since March 2004. Mr. Hastings served as Senior Vice President and Treasurer of the Company since June 1996 and as a director since May 1997. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of America, for 18 years. Mr. Hastings held a variety of management positions in the U.S. banking group and in Bank of America’s securities operation, BA Securities, Inc.

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

Paul D. Ridder has served as Vice President and Corporate Controller of the Company since December 2002. From January 1998 through December 2002, Mr. Ridder served as Corporate Controller for the Company. From August 1996 through January 1998, Mr. Ridder held various management positions with the Company, including Director of Financial Reporting and Manager of Financial Reporting. From 1993 until joining the Company, Mr. Ridder served in a variety of positions with Price Waterhouse LLP, most recently as a senior accountant.

Paul M. Finigan has served as a director of the Company since July 2000. Mr. Finigan has served as counsel to the law firm of Day Berry & Howard, LLP since October 2002. From November 1999 to June 2002, Mr. Finigan served as Chief Legal Officer of Lumenos, Inc. Mr. Finigan is also a director of SkinHealth, Inc. where he served as Executive Vice President from March 1999 to November 1999. From November 1988 to September 1997, Mr. Finigan served as Senior Vice President and General Counsel of Value Health, Inc.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Currently, the Board has appointed an Audit Committee and a Compensation Committee.

The Audit Committee has the responsibility for the appointment, compensation, retention and oversight of our independent accountants for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The audit committee also has the responsibility of reviewing the results and scope of audit and other services provided by the independent accountants, evaluating the objectivity and independence of our outside auditors and reviewing and evaluating our audit functions generally. The audit committee also exercises oversight of our internal controls and financial reporting processes, and ethical and legal compliance matters. The Audit Committee is comprised of Mr. Kennedy, Mr. Hastings and Mr. Finigan. The Board of Directors has determined that Mr. Kennedy is an audit committee financial expert. Neither Mr. Kennedy nor Mr. Hastings is “independent” within the meaning of the rules adopted by the New York Stock Exchange and the Nasdaq Stock Market, although we are not currently subject to those rules. Our Board of Directors has determined that the qualifications and experience of Messrs. Kennedy and Hastings provide valuable guidance to the Audit Committee notwithstanding their lack of independence, and that their significant stock ownership enhances the likelihood that they will perform their duties as members of the Audit Committee in a manner that is in the best interest of our stockholders and other constituencies.

The Compensation Committee is responsible for approving, or making recommendations to the Board of Directors with respect to, the compensation arrangements (including bonus payments) for our executive officers, approving or making recommendations with respect to our equity incentive plans and making recommendations with respect to our general compensation plans and programs. The sole member of the Compensation Committee is Mr. Finigan. Mr. Finigan qualifies as independent within the meaning of the rules adopted by the New York Stock Exchange and the Nasdaq Stock Market.

Code of Ethics for Senior Officers

We have adopted a Code of Ethics for our chief executive officer and our other senior financial officers, including our chief financial officer, treasurer and controller. We will provide a copy of the code of ethics to any person upon request without charge. Any such request should include the name and mailing address of the person making the request, which should be directed to:

Radnor Holdings Corporation

Three Radnor Corporate Center

Suite 300

Radnor, PA 19087

Attention: Corporate Controller

ITEM 11. EXECUTIVE COMPENSATION

Officers of the Company who serve as directors are not compensated for serving as directors of the Company. The Company’s non-officer director receives an annual retainer of $20,000 for his services as director. In addition, all directors are reimbursed for their expenses incurred in attending meetings. The following table sets forth certain information concerning the compensation paid to the Company’s chief executive officer and the Company’s five other most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 for the year ended December 26, 2003:

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)		All Other Compensation
Michael T. Kennedy President and Chief Executive Officer	2003 2002 2001	$3,000,000 3,000,000 2,500,000	$2,800,000 2,500,000 500,000	$144,790 152,087 87,112	(2) (2) (2)	$4,760 75,814 76,376	(4) (3) (3)

R. Radcliffe Hastings Senior Vice President and Treasurer	2003 2002 2001	550,000 500,000 300,000	350,000 — 300,000	— — —		4,760 4,760 4,480	(4) (4) (4)

Michael V. Valenza Senior Vice President - Finance and Chief Financial Officer	2003 2002 2001	325,000 300,000 275,000	200,000 — 200,000	— — —		4,760 4,760 4,480	(4) (4) (4)

Caroline J. Williamson Senior Vice President and Corporate Counsel	2003 2002 2001	250,000 225,000 195,000	200,000 — 200,000	— — —		4,760 4,760 4,480	(4) (4) (4)

Richard C. Hunsinger Senior Vice President - Sales and Marketing	2003 2002 2001	325,000 300,000 275,000	— — 200,000	— — —		4,760 4,760 4,480	(4) (4) (4)

Donald D. Walker Senior Vice President- Operations	2003 2002 2001	325,000 300,000 275,000	— — 200,000	— — —		4,760 4,760 4,480	(4) (4) (4)

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the officer for such year.

(2)	Represents transportation costs paid by the Company on behalf of Mr. Kennedy.
(3)	Includes $4,760 and $4,480 in 2002 and 2001, respectively, of matching contributions by the Company under its 401(k) Retirement Savings Plan and premiums of $71,054 and $71,896 in 2002 and 2001, respectively, paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(4)	Represents a matching contribution by the Company under its 401(k) Retirement Savings Plan.

The following table sets forth information with respect to options to purchase the Company’s Nonvoting Common Stock held at December 26, 2003 by the Named Executive Officers. No options were granted to or exercised by such persons during the fiscal year ended December 26, 2003.

	Number of Securities Underlying Unexercised Options at December 26, 2003		Value of Unexercised In-the-Money Options at December 26, 2003(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Kennedy	—	—	—	—

R. Radcliffe Hastings	—	—	—	—

Michael V. Valenza	130	—	$2,483,500	—

Caroline J. Williamson	40	—	$730,600	—

Richard C. Hunsinger	100	—	$2,008,250	—

Donald D. Walker	125	—	$2,555,750	—

(1)	Based on the estimated fair value of $25,250 per share of the underlying securities, as determined by the Company’s Board of Directors.

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

In February 1997, the Company entered into an employment agreement with Caroline J. Williamson, pursuant to which Ms. Williamson serves as Corporate Counsel and Secretary of the Company. The agreement was for an initial term of three years and, absent 90 days prior written notice by either party before the end of any renewal term, renews for twelve months from year to year. Ms. Williamson is entitled to an annual salary of not less than $125,000, subject to annual review by the Company.

We entered into an employment agreement with Mr. Kennedy that is contingent upon closing of a public offering by us of common stock. The agreement, which will be for an initial three-year term (subject to possible one-year renewals after this three-year period), will provide for an annual base salary of $1,000,000. The employment agreement will also provide for a minimum guaranteed annual bonus for 2004 of 100% of Mr. Kennedy’s annual base salary. For 2004, the maximum annual bonus payable will be capped at 200% of Mr. Kennedy’s annual base salary. All bonuses payable during, or in respect of, the employment term, other than the guaranteed minimum annual bonus for 2004, will be set by our compensation committee based upon reasonable performance criteria established by the committee no later than March 31 of the year to which it relates and after consultation with Mr. Kennedy. Mr. Kennedy will have the right to elect whether to receive any bonus that may become payable in the form of cash or shares of our common stock. As a long-term incentive, Mr. Kennedy will receive an award of 70,000 shares of restricted stock, assuming a 1,803-for-one stock split, upon the closing of the offering. All of these shares will be subject to forfeiture under the circumstances to be described in the award. The risk of forfeiture for such shares generally lapses with respect to one-third of such shares on each of the first three anniversaries of the closing of the offering. Mr. Kennedy will be eligible to participate in all of the Company’s employee benefits (including retirement, health and fringe benefits) made available generally to other officers and key employees and to such other benefits provided to him in accordance with past practice. Under the employment agreement, Mr. Kennedy’s employment may be terminated with or without “cause” by us at any time. In the event that we terminate Mr. Kennedy’s employment other than “for cause” or Mr. Kennedy terminates for “good reason” (as such terms will be defined in the agreement), we will be obligated to provide severance pay equal to two times his then current annual base salary and bonus amount and two years’ health insurance continuation and to unrestrict his restricted stock award to the extent such restrictions had not then already lapsed. The severance benefits increase to three times annual base salary and bonus and the health insurance continuation extends to three years in the event the qualifying termination occurs within two years following a “change of control of the Company” (as will be defined in the agreement). This agreement will also provide that, upon a change of control, (i) Mr. Kennedy will have the right to resign during a 60-day period following the first anniversary of the date of the change of control and receive the severance pay and benefits that would otherwise be provided if his employment were terminated other than “for cause” and (ii) Mr. Kennedy will be entitled to receive a tax “gross-up” payment to fully offset any excise taxes incurred if the after-tax benefit to Mr. Kennedy of the gross-up is at least 10% greater than the after-tax benefit that Mr. Kennedy would receive if he were cut back to the maximum amount that could be paid to him without incurring any such excise taxes. The employment agreement will also contain customary post-employment restrictive covenants in connection with Mr. Kennedy’s ability to compete and to solicit customers and employees of the Company.

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks required to be disclosed under Item 402(j) of Regulation S-K under the Securities Act of 1933 during 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 23, 2004, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned	Percent of Class
Michael T. Kennedy Three Radnor Corporate Center Suite 300 Radnor, PA 19087	Voting Common Stock	480	80.0%

John P. McNiff 322 Stenton Avenue Plymouth Meeting, PA 19462	Voting Common Stock	60	10.0%

R. Radcliffe Hastings Three Radnor Corporate Center Suite 300 Radnor, PA 19087	Voting Common Stock	60	10.0%

The following table sets forth certain information as of December 26, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity Compensation plans approved by security holders	711	$5,523	—

Equity Compensation plans not approved by security holders	—	—	—

Total	711	$5,523	—

(1)	Excludes the number of securities to be issued upon exercise of outstanding options, warrants and rights. Also excludes securities issuable pursuant to the Company’s 2003 Incentive Compensation Plan, which was approved by the Company’s stockholders in November 2003 but will not be effective until completion of a recapitalization of the Company. The recapitalization is expected to involve the conversion of each class of our common stock into a single class of common stock and a related stock split and is not expected to be implemented until shortly before the completion of an initial public offering of our common stock.

The following table sets forth certain information as of March 23, 2004, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Michael T. Kennedy	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	480 2,212 —	(3)	80.0 41.0 —	% %

Michael V. Valenza	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 150		— — 40.0%

Caroline J. Williamson	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 40		— — 14.0%

Richard C. Hunsinger	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 150		— — 43.5%

Donald D. Walker	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 182		— — 49.2%

R. Radcliffe Hastings	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	60 540 —	(4)	10.0 10.0 —	% %

Paul M. Finigan	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — —		— — —

Directors and all executive officers as a group (9 persons)	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	540 2,752 625	(3)(4)	90.0 51.0 87.4	% % %

(1)	Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 22, 2004, upon the exercise of stock options granted pursuant to the Company’s Equity Incentive Plan, as follows: Michael V. Valenza-130; Caroline J. Williamson-40; Richard C. Hunsinger-100; Donald D. Walker-125; and the directors and all executive officers as a group-470.
(2)	Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively, as well as the shares the respective individual has the right to acquire on or before May 21, 2004.
(3)	Includes 450 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust. Excludes 2,108 shares owned by eight trusts for the benefit of Mr. Kennedy’s children.
(4)	Includes 300 shares held in a grantor retained annuity trust created by Mr. Hastings. Mr. Hastings retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer, for personal use. As of December 26, 2003, outstanding principal and interest from these advances totaled $4.3 million, which was the highest amount outstanding in fiscal 2003. These advances accrue interest monthly at the 100% short-term semi-annual applicable federal rate for the current month. As of March 23, 2004, the outstanding principal and interest from these advances totaled $4.0 million.

Michael T. Kennedy is also a director of SkinHealth, Inc. of which Paul M. Finigan, one of our directors, is a director.

Vincent F. Garrity, Jr. is of counsel to Duane Morris LLP, which serves as the Company’s primary legal counsel. Mr. Garrity is also a trustee of eight trusts for the benefit of Mr. Kennedy’s children and a grantor retained annuity trust for the benefit of Mr. Kennedy’s children and the other family members and certain charities that own an aggregate of 2,558 shares of our Class B Nonvoting Common Stock and for which Mr. Garrity, in his capacity as trustee, has sole dispositive power and, to the extent such shares are entitled to vote on any matter, sole voting power.

The Company provides certain management services to a related company of which Mr. Kennedy is also a director for which the Company receives a fee. During 2003, the Company earned management fees of $0.8 million. At December 26, 2003, unpaid management fees totaled $0.4 million.

Michael T. Kennedy agreed to guarantee our obligations under the Amended Credit Agreement up to an amount not exceeding $5.0 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has recently formed an Audit Committee. Prior to the formation of the Audit Committee, the Board of Directors performed the duties that are now the responsibility of the Audit Committee. The Board of Directors has engaged the Company’s independent auditors and has pre-approved all non-audit services provided by KPMG LLP.

During fiscal years 2003 and 2002, the company retained KPMG LLP to provide services in the following categories and amounts (in thousands):

	2003	2002(1)
Audit fees	$190	$174
Audit-related fees	456	252
Tax fees	388	136
All other fees	—	—

Total fees	$1,034	$562

Audit fees are those fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements included in its Annual Report on Form 10-K and the review of the Company’s quarterly consolidated financial statements included in its Quarterly Report on Form 10-Q’s that are customary under auditing standards generally accepted in the United States of America, as well as for statutory audits in foreign jurisdictions. Audit-related fees consist primarily of services rendered in connection with employee benefit plan audits, SEC registration statements on Form S-4 and Form S-1, due diligence assistance and consultation on financial accounting and reporting standards. Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and divestitures and technical assistance.

(1)KPMG LLP was not engaged as the Company’s independent auditor until June of 2002. Therefore, the 2002 fees represent only a partial year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules - None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended
(Incorporated by reference to Exhibit 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.3	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Inc. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1	Indenture, dated as of March 11, 2003, among Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc. and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

*10.1	Amended and Restated Contract of Sale, dated as of November 7, 2003, by and between Chevron Phillips Chemical Company LP and Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., StyroChem Finland Oy, WinCup Texas, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.1 filed with Amendment No. 1 to the Form S-1 Registration Statement, filed by Radnor Holdings Corporation, Commission File No. 333-110443 (the “Form S-1”))

+10.2	Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

++10.3	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.48 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

10.4	Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Original S-4)

10.5	Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.27 filed with Amendment No. 1 to the Original S-4)

10.6	Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.30 filed with Amendment No. 1 to the Original S-4)

10.7	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.12 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.8	Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

10.9	Amendment to Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.13 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.10	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.14 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.11	Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.32 filed with Amendment No. 1 to the Original S-4)

10.12	Industrial Building Lease between CenterPoint Properties Trust (as successor in interest to CenterPoint Properties Corporation) and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

10.13	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998 (Incorporated by reference to Exhibit 10.15 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.14	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003 (Incorporated by reference to Exhibit 10.16 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.15	Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit 10.34 filed with Amendment No. 1 to the Original S-4)

10.16	Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

10.17	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.18	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.19	Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

10.20	Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

10.21	First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.22	Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 5, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.23	Third Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of August 1, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.59 filed with Amendment No. 2 to the Form S-4 Registration Statement, filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd., and WinCup Holdings, Inc., Commission File No. 333-105123 (the “2003 S-4”))

10.24	Fourth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated September 12, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.25	Fifth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated October 27, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.26	Sixth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated November 17, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Form S-1)

10.27	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.28	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.29	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.4 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.30	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.31	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation (Incorporated by reference to Exhibit 10.6 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.32	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.7 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.33	Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.44 filed with Amendment No. 1 to the Original S-4)

10.34	Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.45 filed with Amendment No. 1 to the Original S-4)

10.35	Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.46 filed with Amendment No. 1 to the Original S-4)

10.36	Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.47 filed with Amendment No. 1 to the Original S-4)

10.37	Trademark Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.28 filed with the 2001 10-K)

10.38	Patent Security Agreement, dated December 26, 2001, between StyroChem Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.29 filed with the 2001 10-K)

10.39	Patent Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.30 filed with the 2001 10-K)

10.40	Copyright Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.31 filed with the 2001 10-K)

10.41	Assignment Agreement dated as of December 26, 2001, among Bank of America, N.A., First Union National Bank and PNC Bank, National Association (Incorporated by reference to Exhibit 10.32 filed with the 2001 10-K)

10.42	Amended and Restated Guaranty dated as of December 26, 2001, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.33 filed with the 2001 10-K)

10.43	Amended and Restated Guaranty dated as of December 26, 2001, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.34 filed with the 2001 10-K)

10.44	Affirmation of Guaranty dated as of March 5, 2003, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.8 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.45	Affirmation of Guaranty dated as of March 5, 2003, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.9 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.46	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to Metuchen, New Jersey property (Incorporated by reference to Exhibit 10.10 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.47	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to West Chicago, Illinois property (Incorporated by reference to Exhibit 10.11 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.48	Joinder dated January 24, 2002 joining Radnor Delaware II, Inc. to the Fourth Amended and Restated Revolving Credit and Security Agreement (Incorporated by reference to Exhibit 10.35 filed with the 2001 10-K)

10.49	Commitment Transfer Supplement, dated as of February 4, 2002, among PNC Bank, National Association, Fleet Capital Corporation, and PNC Bank, National Association, as agent for Lenders under the Fourth Amended and Restated Revolving Credit and Security Agreement. (Incorporated by reference to Exhibit 10.36 filed with the 2001 10-K)

10.50	Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 1 to the Original S-4)

10.51	Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.64 filed with the Original S-4)

10.52	Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 1 to the Original S-4)

**10.53	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit 10.38 filed with the Original S-4)

**10.54	Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit 10.66 filed with the Original S-4)

**10.55	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

**10.56	Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.57	Employment Agreement dated November 20, 2003 by and between Radnor Holdings Corporation and Michael T. Kennedy, to be effective upon the closing of the initial public offering of Radnor Holdings Corporation (Incorporated by reference to Exhibit 10.57 filed with Amendment No. 1 to the Form S-1)

**10.58	First Amendment to Employment Agreement, dated December 15, 2003, by and between Radnor Holdings Corporation and Michael T. Kennedy (Incorporated by reference to Exhibit 10.58 filed with Amendment No. 2 to the Form S-1)

**10.59	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit 10.39 filed with Amendment No. 1 to the Original S-4)

**10.60	Amendment to the Radnor Holdings Corporation Equity Incentive Plan, dated April 28, 1992 (Incorporated by reference to Exhibit 10.67 filed with the Form 10-Q for the quarterly period ended June 27, 1997 filed by Radnor Holdings Corporation)

**10.61	Amendment No. 2003-1 to the Radnor Holdings Corporation Equity Incentive Plan, dated October 29, 2003 (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the Form S-1)

**10.62	Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

**10.63	Radnor Holdings Corporation 2003 Omnibus Equity Compensation Plan adopted by Radnor Holdings Corporation’s Board of Directors and approved by its stockholders on December 15, 2003 (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 2 to the Form S-1)

10.64	Lease Agreement dated September 4, 2002 by and between Cairn Studio Ltd. and Polar Plastics Inc, as amended on February 5, 2003 and October 1, 2003, assigned to WinCup Holdings, Inc. on November 14, 2003 (Incorporated by reference to Exhibit 10.64 filed with Amendment No. 2 to the Form S-1)

10.65	Lease Agreement dated February 25, 2003 by and between POL (NC) QRS 15-25, Inc. and Polar Plastics (NC) Inc, assigned to WinCup Holdings, Inc. on November 14, 2003 (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 2 to the Form S-1)

10.66	First Amendment to Lease Agreement dated November 14, 2003 by and between WinCup Holdings, Inc. and POL (NC) QRS 15-25, Inc. (Incorporated by reference to Exhibit 10.66 filed with Amendment No. 2 to the Form S-1)

10.67	Guaranty and Suretyship Agreement dated November 14, 2003, made by Radnor Holdings Corporation to POL (NC) QRS 15-25, Inc. (Incorporated by reference to Exhibit 10.67 filed with Amendment No. 2 to the Form S-1)

10.68	Lease Agreement dated November 14, 2003 by and between Polar Plastics (NC) Inc and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.68 filed with Amendment No. 2 to the Form S-1)

10.69	Seventh Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 12, 2004, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association.

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.
**	This Exhibit represents a management contract or compensatory plan or arrangement.
+	Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under Exchange Act and Rule 24b-2 Promulgated Thereunder.
++	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 9 on November 5, 2003 to announce a conference call to discuss its third quarter 2003 financials.

The Company filed a Current Report on Form 8-K under Item 2 on November 26, 2003 to announce the acquisition of the plastic packaging assets of Polar Plastics, Inc. and its subsidiary, Polar Plastics (NC) Inc. The effective date of the closing of the acquisition was November 14, 2003. On November 13, 2003, the Company issued a press release announcing the execution of the Asset Purchase Agreement and on November 19, 2003 the Company issued a press release announcing the completion of the acquisition. Under Item 7, the Company announced that it would file the financial statements required pursuant to Item 7(a) of Form 8-K within 60 days after the date that the report on Form 8-K must be filed.

The Company filed a Current Report on Form 8-K/A under Item 7 on January 23, 2004 as an amendment to the Company’s Form 8-K Current Report under Item 2 and Item 7 dated November 14, 2003 (date of earliest event reported), filed with the Securities and Exchange Commission on November 26, 2003. This Form 8-K included the consolidated financial statements of Polar Plastics Inc., unaudited pro forma consolidated financial statements and required exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: March 23, 2004	By:	/s/ MICHAEL T. KENNEDY
Michael T. Kennedy
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY	Chairman of the Board and Chief Executive Officer	March 23, 2004
Michael T. Kennedy

/s/ R. RADCLIFFE HASTINGS	Executive Vice President, Treasurer and Director	March 23, 2004
R. Radcliffe Hastings

/s/ MICHAEL V. VALENZA	Senior Vice President - Finance, Chief Financial Officer (principal accounting and financial officer)	March 23, 2004
Michael V. Valenza

/s/ PAUL M. FINIGAN	Director	March 23, 2004
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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation and subsidiaries as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The fiscal 2001 consolidated financial statements of Radnor Holdings Corporation and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 2 to the consolidated financial statements, in their report dated March 13, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radnor Holdings Corporation and subsidiaries as of December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the fiscal 2001 consolidated financial statements of Radnor Holdings Corporation and subsidiaries, were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to reflect the Company’s change in reporting of sales and marketing rebates. We audited the adjustments described in Note 2 that were applied to revise the fiscal 2001 consolidated financials statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 consolidated financial statements of Radnor Holdings Corporation and subsidiaries other than with respect to such adjustments and disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

As discussed in Note 2 in the consolidated financial statements, the Company changed its accounting for certain equity investments and its accounting for stock-based compensation.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 22, 2004

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

March 13, 2002

Above is a copy of the report previously issued by Arthur Andersen LLP in connection with Radnor Holdings Corporation’s filing on Form 10-K for the year ended December 28, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with Radnor Holdings Corporation’s filing on Form 10-K for the year ended December 26, 2003. In accordance with EITF 00-22, the Company has changed its reporting of sales and marketing rebates as discussed in Note 2.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 26, 2003 and December 27, 2002

(In thousands, except share amounts)

	2003	2002
Assets

Current assets:
Cash	$6,896	$4,059
Accounts receivable, net	41,441	36,165
Inventories	52,202	37,715
Prepaid expenses and other	11,430	7,115
Deferred tax asset	2,466	1,838

	114,435	86,892

Property, plant, and equipment, at cost:
Land	7,034	6,956
Supplies and spare parts	6,044	4,282
Buildings and improvements	40,897	39,385
Machinery and equipment	236,820	198,794

	290,795	249,417
Less accumulated depreciation	(92,142)	(73,921)

	198,653	175,496

Investments	66,606	14,735

Intangible assets	5,790	—

Other assets	10,811	7,009

	$396,295	$284,132

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$45,993	$34,141
Accrued liabilities	26,913	15,154
Current portion of long-term debt	13,626	6,548
Current portion of capitalized lease obligations	2,324	1,141

	88,856	56,984

Long-term debt, net of current portion	237,478	205,928
Capitalized lease obligations, net of current portion	6,038	1,597
Deferred tax liability	3,552	7,816
Other non-current liabilities	3,608	1,746
Minority interest in consolidated subsidiary	48,934	—

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Voting and nonvoting common stock. Authorized 22,700 shares; issued and outstanding 6,245 shares	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(14,446)	(4,663)
Cumulative translation adjustment	2,887	(4,664)

Total stockholders’ equity	7,829	10,061

	$396,295	$284,132

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands)

	2003	2002	2001
Net sales	$341,664	$323,182	$325,734

Cost of goods sold	279,013	243,501	250,719

Gross profit	62,651	79,681	75,015

Operating expenses:
Distribution	23,335	22,621	25,176
Selling, general and administrative	31,567	33,124	32,464
Gain on sale of business	—	—	(10,493)
Other expenses (Note 5)	1,838	—	—

	56,740	55,745	47,147

Income from operations	5,911	23,936	27,868

Interest, net	21,027	21,382	22,331
Income from unconsolidated affiliates	(3,623)	(6,165)	(1,160)
Other, net	902	1,146	2,657

	18,306	16,363	23,828

Income (loss) before income taxes and discontinued operations	(12,395)	7,573	4,040

Provision (benefit) for income taxes	(2,612)	2,878	2,150

Income (loss) before discontinued operations	(9,783)	4,695	1,890

Loss from discontinued operations, net of tax	—	48	247

Net income (loss)	$(9,783)	$4,647	$1,643

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands, except share amounts)

	Voting and nonvoting common stock		Additional paid-in capital	Retained earnings (deficit)	Cumulative translation adjustment	Total
	Shares	Amount
Balance, December 29, 2000	6,245	$1	$19,387	$(10,953)	$(10,246)	$(1,811)
Comprehensive income:
Net income	—	—	—	1,643	—	1,643
Translation adjustment	—	—	—	—	285	285

Total comprehensive income						1,928

Balance, December 28, 2001	6,245	1	19,387	(9,310)	(9,961)	117
Comprehensive income:
Net income	—	—	—	4,647	—	4,647
Translation adjustment	—	—	—	—	5,297	5,297

Total comprehensive income						9,944

Balance, December 27, 2002	6,245	1	19,387	(4,663)	(4,664)	10,061
Comprehensive loss:
Net loss	—	—	—	(9,783)	—	(9,783)
Translation adjustment	—	—	—	—	7,551	7,551

Total comprehensive loss						(2,232)

Balance, December 26, 2003	6,245	$1	$19,387	$(14,446)	$2,887	$7,829

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(9,783)	$4,647	$1,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,946	19,010	19,321
Gain on sale of business	—	—	(10,493)
Deferred income taxes	(3,163)	2,233	1,703
Income from unconsolidated affiliates	(3,623)	(6,165)	(1,160)
Discontinued operations	—	48	247
Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses
Accounts receivable, net	1,852	(761)	(1,882)
Inventories	(7,180)	(5,817)	4,150
Prepaid expenses and other	(2,515)	(440)	1,623
Accounts payable	5,939	(825)	(14,924)
Accrued liabilities	2,393	(3,839)	(2,058)

Net cash provided by (used in) continuing operations	1,866	8,091	(1,830)
Net cash used in discontinued operations	—	(130)	(67)

Net cash provided by (used in) operating activities	1,866	7,961	(1,897)

Cash flows from investing activities:
Capital expenditures	(11,405)	(10,558)	(12,358)
Net cash proceeds from sale of business	—	—	30,935
Business acquisitions	(4,502)	—	—
Distributions from unconsolidated affiliates	6,611	6,767	380
Investments in unconsolidated affiliates	(5,930)	(4,939)	(747)
Increase in other assets	(2,852)	(1,364)	(1,478)

Net cash provided by (used in) investing activities	$(18,078)	$(10,094)	$16,732

(Continued)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands)

	2003	2002	2001
Cash flows from financing activities:
Proceeds from borrowings	$206,163	$7,583	$7,158
Repayment of debt	(178,252)	(4,520)	(20,063)
Payments on capitalized lease obligations	(2,152)	(759)	(1,147)
Payments of financing fees	(6,092)	—	—

Net cash provided by (used in) financing activities	19,667	2,304	(14,052)

Effect of exchange rate changes on cash	(618)	(416)	(205)

Net increase (decrease) in cash	2,837	(245)	578

Cash, beginning of period	4,059	4,304	3,726

Cash, end of period	$6,896	$4,059	$4,304

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,698	$19,163	$21,031

Cash paid during the period for income taxes, net of refunds of $17 in 2001	$1,066	$648	$123

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SALE OF BUSINESS AND DISCONTINUED OPERATIONS

The Company

Radnor Holdings Corporation (“Radnor”) was incorporated in Delaware on November 6, 1991 to acquire the outstanding stock of Benchmark Holdings, Inc. (“Benchmark”) and WinCup Holdings, Inc. (“WinCup”). Radnor, through its WinCup subsidiary, is a leading manufacturer and distributor of disposable foodservice products and the second largest producer in the United States of foam cups and containers. In November 2003, the Company extended its product line to include thermoformed and injection molded products through the acquisition of certain thermoforming equipment and other assets of Polar Plastics Inc. and a subsidiary (collectively “Polar Plastics” or the “Acquisition”) (Note 3). Through its Radnor Chemical Corporation subsidiary, Radnor is the fifth largest worldwide producer of expandable polystyrene (“EPS”). Radnor and its subsidiaries (collectively the “Company”) sell their products primarily to national, institutional, retail, and wholesale customers throughout the U.S., Canada, Mexico, and Europe. The Company markets its products under a variety of brand and trade names, including “WinCup®,” “Handi-Kup®,” and “StyroChem®.”

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 26% and 28% of the Company’s net sales for each of the fiscal years 2003 and 2002 respectively. Although the Company did not lose sales from its key customers in fiscal years 2003 and 2002, if any of such customers substantially reduces its level of purchases from the Company, the Company’s profitability could be adversely affected. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

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

Discontinued Operations

Pursuant to an asset purchase agreement among Benchmark, WinCup and the Fort James Corporation, formerly James River Paper Company, Inc. (“Fort James”), dated October 31, 1995. Benchmark and WinCup sold to Fort James all of the assets of Benchmark’s cutlery and straws business and all of the assets of WinCup’s thermoformed cup business, except for cash, accounts receivable, and prepaid assets. The operations of Benchmark’s cutlery and straws business and WinCup’s thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2002 and 2001, net of tax benefits of $32,000 and $165,000, respectively, represents the settlement of a contingent liability related to the discontinued operations. The Company has no further exposure to this contingent liability.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001 were fifty-two week periods.

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

Fair Value Accounting

The Company owns a 20% limited partner investment in Radnor Investments, L.P. (the “Partnership”). The Partnership values substantially all of its investments, which are generally subject to restrictions on resale and generally have no established market, at fair value, as determined in good faith by its general partner in accordance with the Partnership’s valuation policy. The Partnership determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Partnership’s valuation policy considers the fact that no ready market exists for substantially all of the entities in which it invests. The Partnership’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Partnership will record unrealized depreciation on investments when it believes that an investment has become other than temporarily impaired, including where collection of a loan or when the enterprise value of the company does not currently support the cost of the Partnership’s investments. Conversely, the Partnership will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Partnership’s investment has also appreciated in value. Because of the inherent uncertainty of such valuation, estimated values may differ significantly from the values that would have been used had a ready market for these investments existed and/or the Partnership liquidated its position and the differences could be material.

The Partnership’s primary investment is a 71.4% ownership in a media programming company whose major operation is a basic tier arts and entertainment channel. The fair value of this investment was determined on a discounted cash flow basis. The significant drivers of the fair value determination are the estimated number of subscribers to the channel, the estimated level of advertising shown on the channel, reliance on the contract through which the channel’s content is distributed and the assessed likelihood of renewal of the contract. While the estimates made by the Partnership with respect to these significant drivers taken as a whole remain valid, actual future results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are net of allowances for doubtful accounts of $149,000 and $205,000 at December 26, 2003 and December 27, 2002, respectively. Bad debt expense was $677,000, $294,000 and $565,000 for fiscal years 2003, 2002 and 2001, respectively. The related write-offs of accounts receivable were $733,000, $627,000 and $463,000 for those years, respectively.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 26, 2003 and December 27, 2002, consisted of the following (in thousands):

	2003	2002
Raw materials	$14,003	$8,378
Work-in process	1,550	1,442
Finished goods	36,649	27,895

	$52,202	$37,715

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease using the straight-line method. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in 2003, 2002 and 2001 was $15,311,000, $14,122,000 and $14,590,000, respectively.

Supplies and Spare Parts

Supplies and spare parts include maintenance parts maintained in central stores locations. When needed at the manufacturing facilities, parts are shipped and expensed.

Intangible Assets

At December 26, 2003, intangible assets amounted to $5.8 million (net of accumulated amortization of $0.1 million) consisting of customer lists of $3.2 million and a non-competition agreement of $2.6 million, both in connection with the Acquisition (Note 3). The customer list is being amortized over ten years, its estimated useful life, while the non-competition agreement is being amortized over seven years, the term of the agreement. There are no expected residual values related to these intangible assets. The amortization expense for 2003 was $0.1 million. Estimated future amortization expense by fiscal year is as follows: 2004 - $0.7 million; 2005 - $0.7 million; 2006 - $0.7 million; 2007 - $0.7 million; 2008 - $0.7 million and $2.3 million thereafter.

Other Assets

Other assets include deferred financing costs of $4.4 million and $1.4 million as of December 26, 2003 and December 27, 2002, respectively, related to the financing arrangements and note offerings executed in 1996, 1997 and 2003. Such costs are being amortized over the terms of the related debt instruments. The 1996 and 1997 costs were written-off in connection with the debt refinancing (Note 5). Amortization of deferred costs of $891,000, $1,492,000 and $1,498,000 was included in interest expense for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

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

In accordance with Emerging Issues Task Force Issue No. 00-22, the Company reports sales and marketing rebates as an offset to revenues. Prior to fiscal 2002, they were included in selling, general and administrative expenses. The consolidated statement of operations for fiscal 2001 has been adjusted to reflect this reclassification. The sales and marketing rebates were $6.6 million in fiscal 2001.

Currency Translation

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company’s foreign entities report their assets, liabilities, and results of operations in the currency in which the entity primarily conducts its business. Foreign assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders’ equity. Currency transaction losses were $1.0 million in fiscal 2003, while gains and losses in the prior year were not material.

Research and Development

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs represented 0.5%, 0.8% and 0.8% of net sales in 2003, 2002 and 2001, respectively.

Stock Option Accounting

The Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. In the third quarter of fiscal 2003, the Company adopted SFAS No. 148 and will account for all prospective option grants under the fair value method. See Note 9 for additional information regarding the Company’s stock option plan. No stock options have been issued by the Company subsequent to their adoption of SFAS No. 148.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; valuation assumption in determining the fair value of investments held by affiliates; and estimates of realizability of deferred tax assets.

Fair Value of Financial Instruments

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company’s bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the senior notes at December 26, 2003 approximate their carrying values.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of this pronouncement on December 28, 2002. The adoption of this statement did not have an effect on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Company has included the interim disclosures prescribed by SFAS No. 148 and adopted the prospective method of adoption as prescribed in SFAS No. 148.

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

As a result of the adoption of FIN 46, the Company began to consolidate Radnor Investments, L.P. beginning in the fourth quarter of the year ended December 26, 2003. As discussed in Note 4 to the Company’s consolidated financial statements, the adoption of this interpretation resulted in an increase to the investment assets on its consolidated balance sheet to $65.3 million with a corresponding minority interest payable of $48.9 million. This transaction did not have a material effect on the Company’s consolidated net income or cash flows. Prior to the adoption of FIN 46, the Company utilized the equity method of accounting. Under the equity method, original investments were recorded at cost in other assets and adjusted for the Company’s share of undistributed earnings or losses of these companies.

3.	POLAR PLASTICS ACQUISITION

On November 14, 2003, the Company purchased a business consisting of a state-of-the-art manufacturing facility, including thermoforming and injection molding machines capable of producing polypropylene and polystyrene products, raw material storage and handling equipment, as well as related production assets and net working capital. The Company assumed the long-term lease for a 342,000 square foot facility in Mooresville, North Carolina that includes manufacturing, warehouse and office space. The machinery and equipment in a smaller manufacturing and warehouse facility in Winston-Salem, North Carolina was also acquired. The Company also acquired the rights to the product lines currently manufactured at these facilities, which include a broad range of plastic cups, stemware, plates, bowls, containers and cutlery. The Company expects that this purchase will provide the manufacturing capacity to accelerate the development and marketing of new polypropylene foodservice packaging products, particularly disposable cold drink cups.

The Acquisition was recorded using the purchase method of accounting, and accordingly, results of its operations have been included in the Company’s consolidated financial statements since November 14, 2003, the effective date of the acquisition. The purchase price for the assets was approximately $22.3 million, consisting of $4.5 million in cash paid at closing, issuance of a six-year note in the amount of $10.0 million bearing interest at 6.0% (with interest but no principal payable until January 1, 2005), the assumption of $9.3 million in other long-term contractual liabilities, net of an estimated $1.5 million due from Polar Plastics based on working capital levels. Polar Plastics and certain of its affiliates and key management also entered into seven-year non-competition agreements that will require an additional $3.0 million in payments over five years. The Company negotiated the purchase price based on the cash flows expected to be derived from their operations after integration into the Company’s existing business. In connection with the acquisition, the Company plans to vacate the Winston-Salem facility and has accrued $1.3 million for the related estimated costs to be incurred. The facility is expected to be vacated in May 2003. The results of the acquired business have been included in the Company’s Packaging segment since the effective date of the acquisition.

The purchase price of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. Such allocations were based on preliminary estimates of fair value at the date of the acquisition, which may be revised at a later date based on final valuations. The purchase price allocation to each major asset and liability caption of the Acquisition is as follows (in thousands):

Current assets	$10,023
Property, plant and equipment	20,541
Intangible assets	3,228
Current liabilities	(11,542)

Total	$22,250

Pro Forma Operating Results

The following presents unaudited pro forma operating results as if the Acquisition had occurred on December 28, 2001. The pro forma results were prepared from financial information obtained during the due diligence process and have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of December 28, 2001 or the results that may occur in the future. (unaudited) (in thousands):

	2003	2002
Net sales	$372,015	$360,086
Net income (loss)	(12,311)	4,725

4.	INVESTMENTS

The Company’s investment partnership accounts for its investments by the fair value method of accounting as described in Note 2. The Partnership’s investments are generally subject to restriction on resale and generally have no established market. The Partnership values all of its investments at fair value as determined in good faith by Radnor Investment Advisors, L.P. (the General Partner) in accordance with the Partnership’s valuation policy.

The Partnership’s investments in and advances to affiliates totaled $64.8 million as of December 31, 2003. The Partnership’s largest investment, totaling $63.9 million, relates to interests in Creative Networks International (the Netherlands) B.V., a pay-television programming company whose major operation is a basic tier arts and entertainment channel on the British Sky Broadcasting satellite platform in Italy. In addition, the Partnership maintains a $0.9 million investment in SkinHealth, Inc., a Massachusetts-based firm that provides cosmetic, dermatology and skin rejuvenation products and procedures. The Partnership invested $5.8 million and $0.1 million during the fiscal year ended December 31, 2003, respectively, in Creative Networks International (the Netherlands) B.V. and SkinHealth, Inc.

The following is a summary of cost versus fair value for the Partnership’s investment portfolio for the year ended December 31, 2003 (in thousands, except share amounts):

		2003
		Cost	Fair Value
Creative Networks International (the Netherlands) B.V.	Debt Securities	$851	$851
	Common Stock (30 shares)	997	63,055

SkinHealth, Inc.	Debt Securities	410	410
	Series A Preferred Stock (33,334 shares)	2,000	528
	Common Stock (79,711 shares)	92	1

		$4,350	$64,845

In addition, the Company holds certain investments accounted for under the equity method of accounting, which totaled $1,761,000 at December 26, 2003.

5.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	2003	2002
Series A and Series B Senior Notes bearing interest at 10.0%, interest payable semi-annually, due December 1, 2003, including a premium of $386 at December 27, 2002.	$—	$159,886

Senior Notes bearing interest at 11.0%, interest payable semi-annually, due March 15, 2010.	135,000	—

	2003	2002
Term loan payable under the Amended Credit Agreement bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. At December 26, 2003, the domestic rate was based upon LIBOR rates with various maturities (1.15%) plus 3.25% or at prime (4.0%) plus 0.25%, payable in quarterly principal installments (currently $2.4 million through December 2004) with final payment due March 4, 2008.	46,625	—

Outstanding balance under the Fourth Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”), bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. At December 26, 2003, the interest rate was based upon LIBOR rates with various maturities (1.16%) plus 3.00% or at U.S. prime (4.0%). The obligations of the Company under the Credit Agreement are secured by a lien on substantially all of the Company’s U.S. subsidiaries’ inventory, receivables, general intangibles, equipment and mortgages on two domestic facilities.

	39,607	29,652

Promissory note payable with interest at 6.0% payable quarterly commencing on January 1, 2004 and twenty quarterly principal and interest payments commencing on January 1, 2005.	10,000	—

Outstanding balance under the Canadian Revolving Credit Facility (borrowing capacity of $5.0 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts subfacility), with Canadian dollar advances bearing interest at Canadian prime (4.50%) at December 26, 2003. There were no U.S dollar advances outstanding at December 26, 2003. Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company’s Canadian subsidiary.	3,712	2,568

Outstanding balances under Canadian term loans, bearing interest at Canadian prime (4.50% at December 26, 2003) plus 1.0%, secured by substantially all assets of the Company’s Canadian subsidiary, payable in monthly or quarterly installments of principal plus interest, over a maximum of five to seven years.	271	393

Outstanding balance under Canadian term loan, bearing interest at 5.75% at December 26, 2003, collateralized by a mortgage agreement, payable in monthly installments of principal and interest of approximately $4.4 Canadian commencing January 2000 with final payment due December 2025.	482	411

Notes payable under the Finnish Credit Agreements with a combined borrowing capacity of 6.0 million Euros, bearing interest at the one month EURIBOR (2.12% at December 26, 2003) plus 1.5%. Loans under the Finnish Credit Agreements are secured by a floating charge over the Finnish assets, inventories and accounts.	1,866	—

Outstanding balances under capital expenditure loans bearing interest at various rates between 8.36% and 9.86%, payable in quarterly principal and interest installments, due between February 2005 and December 2006, secured by equipment purchased with the proceeds.	5,588	7,962

	2003	2002
Outstanding balance under a term loan facility, bearing interest at a fixed rate (7.04% at December 26, 2003). The term loan is payable in monthly principal installments plus interest with final payment due June 2013 and is secured by a mortgage agreement.	6,070	9,320

Outstanding balances under term loan facility, bearing interest at 3 month EURIBOR (2.14% at December 26, 2003) plus margin (1.00% at December 26, 2003) payable in quarterly principal installments plus interest with final payment due in March 2006.	1,883	2,284

	251,104	212,476

Less current portion	(13,626)	(6,548)

	$237,478	$205,928

Effective in September 2003, in November 2003 in connection with the Acquisition and again in March 2004, we amended certain financial covenants in the Amended Credit Agreement to permit additional flexibility in operating our business and address compliance issues. The recent amendments caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratios, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization, (iii) the limitation of capital expenditures and (iv) the limitation of operating lease arrangements. As amended, the Amended Credit Agreement contains the following financial covenants:

•	a minimum fixed charge coverage ratio, which is 1.05 to 1.00 for the quarter ending December 31, 2003, tested for the two most recent fiscal quarters, 0.90 to 1.00 for the quarter ending March 31, 2004, tested for the three most recent quarters, and 1.10 to 1.00 thereafter until reaching 1.15 to 1.00 for quarters ending December 31, 2004 and thereafter, tested for the most recent four fiscal quarters;

•	a maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization, which is 6.00 to 1.00 for the quarter ending December 31, 2003, tested for the two most recent fiscal quarters, and declines thereafter until reaching 3.75 to 1.00 for quarters ending March 31, 2006 and thereafter, tested for the most recent four fiscal quarters;

•	a minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of our domestic subsidiaries of 85%;

•	a minimum ratio of the borrowers’ consolidated earnings before interest, taxes, depreciation and amortization to consolidated earnings before interest, taxes, depreciation and amortization of our domestic subsidiaries of 85%;

•	limitation of capital expenditures to $25.0 million per year; and

•	limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, we are in compliance with all covenants, including financial covenants, under all of our credit arrangements.

As part of the March 2004 amendment, our obligations under the Amended Credit Agreement are further secured by mortgages on an additional seven of our U.S. manufacturing facilities. We also pledged our ownership interests in an unconsolidated affiliate and our President and Chief Executive Officer, who is also a director, agreed to guarantee our obligations under the Amended Credit Agreement up to an amount not exceeding $5.0 million. There were a number of other changes made as part of the seventh amendment as follows:

•	The $5.0 million supplemental term loan which was added by the 6th amendment effective November 17, 2003 was paid off early and the additional mortgages provided $6.0 million additional availability under the Revolving Credit.

•	A Mandatory Prepayment Event was defined by reference to a sale of certain non-core assets, an IPO, or any other transaction in which the borrowers raise equity capital or reduce outstanding shareholder loans, and upon receipt of proceeds from such an event, various paydowns of the term loan and revolving loans are required and upon certain paydowns, the pledge of the unconsolidated affiliate interest and the guaranty are released.

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

The debt issuance premium on the Series B Notes was amortized over the life of the notes. During fiscal 2003, premium amortization of $105,000 was recorded as a reduction of interest expense.

Future debt maturities are as follows (in thousands):

2004	$13,626
2005	11,926
2006	11,850
2007	11,589
2008	55,738
2009 and thereafter	146,375

$251,104

6.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancellable operating and capital lease arrangements.

The future minimum payments under noncancellable operating leases are as follows (in thousands):

2004	$7,954
2005	6,195
2006	4,796
2007	5,165
2008	2,987
2009 and thereafter	24,573

$51,670

Rental expense for all operating leases was $7,265,000, $6,953,000 and $7,492,000 for 2003, 2002 and 2001, respectively.

The future minimum payments under capital leases are as follows (in thousands):

2004	$2,760
2005	2,616
2006	2,162
2007	1,771

Total minimum lease payments	9,309

Less interest (at rates from 4.37% to 8.49%)	947

Present value of net minimum lease payments	8,362

Less current maturities	2,324

Capital lease obligations	$6,038

Litigation

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position or results of operations.

Supply Agreements

In November 2003, the Company amended its primary North American styrene monomer supply contract. The initial term of the contract extends through December 2009. Under the amended contract, the Company is required to purchase from one supplier 150 million pounds of its annual North American styrene monomer requirements through December 2006, decreasing to 100 million pounds annually through December 2009, and has certain rights to purchase additional styrene monomer.

In connection with the 1997 acquisition of its European specialty chemicals operations, the Company negotiated a contract to provide a long-term supply of styrene monomer through December 2004 at a reduced price and with volume discounts to such operations.

7.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of series preferred stock. At December 26, 2003, there were issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $0.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $0.01.

8.	INCOME TAXES

The components of income (loss) before taxes by source of income are as follows (in thousands):

	2003	2002	2001
United States	$(11,385)	$3,363	$4,394
Non U.S.	(1,010)	4,210	(354)

	$(12,395)	$7,573	$4,040

The provision (benefit) for income taxes for each of the three years in the period ended December 26, 2003 is as follows (in thousands):

	2003	2002	2001
Current:
Federal	$—	$(105)	$—
State	55	82	25
Foreign	496	668	422
Deferred	928	951	5,405
Utilization (generation) of net operating loss carryforwards (excluding generation of net operating loss due to discontinued operations in 2003, 2002 and 2001)	(5,751)	1,234	(3,907)
Valuation allowance	1,660	48	205

	$(2,612)	$2,878	$2,150

The components of deferred taxes at December 26, 2003 and December 27, 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards including loss from discontinued operations	$31,822	$25,859
Vacation pay and compensation accruals	706	493
Bad debt, inventory, and returns and allowances	829	609
Other accruals	2,721	571
Valuation allowance	(2,027)	(367)

	34,051	27,165

Deferred tax liabilities:
Accelerated tax depreciation	27,972	27,924
Gain on sale of business	1,095	1,101
Investment in partnership	5,145	3,559
Other	1,219	559

	35,431	33,143

Net deferred tax liability	$1,380	$5,978

Net current deferred tax liabilities of $294,000 were included in accrued liabilities at December 26, 2003.

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (in thousands):

	2003	2002	2001
United States federal statutory income tax	$(4,214)	$2,575	$1,366
State income taxes, net of federal benefit	(151)	228	176
Nondeductible expenses	92	133	108
Foreign tax rate differential	25	(106)	258
Other	(24)	—	37
Valuation allowance	1,660	48	205

	$(2,612)	$2,878	$2,150

As of December 26, 2003, the Company had approximately $81.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2022. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 26, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2003 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 26, 2003 the undistributed earnings of these subsidiaries were approximately $10.7 million.

9.	STOCK OPTION PLAN

The 1992 Equity Incentive Plan (the “Plan”) provides for the grant of nonqualified options to purchase shares of the Nonvoting Common Stock subject to certain limitations. Nonqualified stock options are issuable only to eligible officers and employees of the Company. There are no shares reserved for issuance under the Company’s Plan.

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

The following summarizes the stock option activity under the Plan:

	2003	2002	2001
Options outstanding at beginning of period:	736	1,051	1,109

Granted	—	—	—
Exercised	—	—	—
Canceled	(25)	(315)	(58)

Options outstanding at end of period	711	736	1,051

Options available for grant	—	—	198

Exercisable at end of period	711	736	963

The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized to date related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net income would have been reduced to the pro forma amounts indicated below.

	2003	2002	2001
	(In thousands)
Net income (loss):
As reported	$(9,783)	$4,647	$1,643
Deduct total stock option employee compensation expense determined under fair value-based method, net of related tax effects	—	(167)	(286)

Pro forma net income (loss)	$(9,783)	$4,480	$1,357

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

10.	EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee’s annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 26, 2003. Employer matching contributions to the plan amounted to $625,000, $709,000 and $700,000 for each of the three years in the period ended December 26, 2003, respectively.

Certain of the Company’s European subsidiaries maintain defined contribution benefit plans. Pension expense related to these plans was $1,550,000, $1,299,000 and $1,795,000 in 2003, 2002 and 2001, respectively.

11.	RELATED PARTY TRANSACTIONS

A former director of the Company is of counsel to the law firm which serves as the Company’s primary legal counsel. During 2003, 2002 and 2001, the Company paid fees of $697,000, $472,000 and $203,000, respectively, to this firm.

The Company provides certain management services and rights to a related company. For the management services and rights, the Company receives fees and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 2003, 2002 and 2001, the Company earned management fees, interest and royalties of $0.8 million, $0.5 million and $1.1 million, respectively. At December 26, 2003 and December 27, 2002, unpaid management fees, interest, royalties and expense advances totaled $0.4 million and $0.9 million, respectively.

The Company has made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer. As of December 26, 2003, outstanding principal and interest from these advances totaled $4.3 million.

Michael T. Kennedy is also a director of SkinHealth, Inc. of which Paul M. Finigan, one of our directors, is a director. As discussed in Note 4, the Company has made investments in and advances to SkinHealth, Inc.

Michael T. Kennedy agreed to guarantee our obligations under the Amended Credit Agreement up to an amount not exceeding $5.0 million.

12.	SEGMENT INFORMATION

The Company has two business segments that operate within three distinct geographic regions. The packaging and insulation segment produces food packaging and insulation products for distribution to the foodservice, insulation, and packaging industries. The specialty chemicals segment produces EPS for internal consumption by the packaging and insulation segment in addition to selling to third-party manufacturers. Each of these segments operates in the United States, Canada, and Europe. Financial results for the periods presented are not fully comparable because of the December 2001 disposition of the Company’s European insulation operations and the November 2003 Acquisition, which has been included in the Company’s Packaging segment since the effective date of the acquisition.

The following tables summarize the Company’s financial information and results of operations by segment and geographic region for fiscal years 2001 through 2003 (in thousands):

Operating:

2003	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$196,350	$145,314	$—	$—	$341,664
Transfers between operating segments	77	8,890	—	(8,967)	—
Income (loss) from operations	17,932	(499)	(11,522)	—	5,911
Total assets	210,091	103,680	82,524	—	396,295
Capital expenditures	8,953	2,298	154	—	11,405
Depreciation expense	9,184	5,918	209	—	15,311

2002	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$195,328	$124,508	$3,346	$—	$323,182
Transfers between operating segments	79	9,804	—	(9,883)	—
Income (loss) from operations	29,707	4,353	(10,124)	—	23,936
Total assets	162,123	94,528	27,481	—	284,132
Capital expenditures	7,632	2,641	285	—	10,558
Depreciation expense	9,074	4,859	189	—	14,122

2001	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$235,634	$88,013	$2,087	$—	$325,734
Transfers between operating segments	232	25,645	—	(25,877)	—
Income (loss) from operations	26,193	(3,228)	4,903	—	27,868
Total assets	167,063	79,645	27,478	—	274,186
Capital expenditures	5,851	6,216	291	—	12,358
Depreciation expense	9,582	4,706	302	—	14,590

Geographic:

2003	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,598	$25,661	$89,405	$—	$341,664
Transfers between geographic segments	77	8,890	—	(8,967)	—
Income (loss) from operations	3,516	2,670	(275)	—	5,911
Total assets	322,876	15,195	58,224	—	396,295

2002	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,129	$21,712	$75,341	$—	$323,182
Transfers between geographic segments	79	9,804	—	(9,883)	—
Income from operations	16,487	4,691	2,758	—	23,936
Total assets	219,679	11,767	52,686	—	284,132

2001	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$223,559	$16,516	$85,659	$—	$325,734
Transfers between geographic segments	232	9,845	—	(10,077)	—
Income from operations	21,753	3,971	2,144	—	27,868
Total assets	219,008	11,010	44,168	—	274,186

13.	SUPPLEMENTAL FINANCIAL INFORMATION

Radnor Holdings Corporation is a holding company that has no operations or assets separate from its investments in subsidiaries. The $135.0 million of 11.0% Senior Notes due 2010 are fully and unconditionally jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries, all of which are 100% owned by the Company.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries.

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to currents liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of December 26, 2003 and December 27, 2002, the net assets of these foreign subsidiaries totaled $29.8 million and $26.8 million, respectively.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

December 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$2,863	$4,033	$—	$6,896
Accounts receivable, net	—	24,634	23,905	(7,098)	41,441
Inventory	—	41,131	11,071	—	52,202
Intercompany receivable	—	270	21,409	(21,679)	—
Prepaid expenses and other	49	10,149	1,290	(58)	11,430
Deferred tax asset	(25)	2,491	—	—	2,466

	24	81,538	61,708	(28,835)	114,435

Property, plant, and equipment	—	230,506	60,289	—	290,795
Less accumulated depreciation	—	(71,509)	(20,633)	—	(92,142)

	—	158,997	39,656	—	198,653

Intercompany receivable	38,051	22,934	—	(60,985)	—
Investments in subsidiaries	106,153	25,078	—	(131,231)	—
Investments in unconsolidated affiliates	—	—	66,606	—	66,606
Other assets	4,669	11,380	552	—	16,601

	$148,897	$299,927	$168,522	$(221,051)	$396,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$28,664	$17,675	$(346)	$45,993
Accrued liabilities	4,054	18,965	4,070	(176)	26,913
Intercompany payable	—	9,036	63	(9,099)	—
Current portion of long-term debt and capital lease obligations	—	14,933	1,017	—	15,950

	4,054	71,598	22,825	(9,621)	88,856

Long-term debt, net of current portion	135,000	111,841	7,197	(16,560)	237,478
Capital lease obligations, net of current portion	—	6,038	—	—	6,038
Intercompany payable	65,962	119	18,868	(84,949)	—
Deferred tax liability	(8,564)	7,113	4,884	119	3,552
Other non-current liabilities	—	3,571	37	—	3,608
Minority interest in consolidated subsidiary			48,934		48,934

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common Stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(56,720)	5,129	37,138	7	(14,446)
Cumulative translation adjustment	—	(3,090)	5,997	(20)	2,887

Total stockholders’ equity	(47,555)	99,647	65,777	(110,040)	7,829

	$148,897	$299,927	$168,522	$(221,051)	$396,295

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Fiscal year ended December 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,675	$123,956	$(8,967)	$341,664
Cost of goods sold	—	183,238	104,742	(8,967)	279,013

Gross profit	—	43,437	19,214	—	62,651
Operating expenses:
Distribution	—	16,450	6,885	—	23,335
Selling, general and administrative	127	21,465	9,975	—	31,567
Other expenses (Note 5)	1,013	825	—	—	1,838

Income (loss) from operations	(1,140)	4,697	2,354	—	5,911
Interest, net	5,388	13,407	2,232	—	21,027
Income from unconsolidated affiliates	—	—	(3,623)	—	(3,623)
Other, net	—	(538)	1,440	—	902

Income (loss) before income taxes	(6,528)	(8,172)	2,305	—	(12,395)

Provision for income taxes:
Current	—	25	526	—	551
Deferred	(954)	(3,409)	1,200	—	(3,163)

	(954)	(3,384)	1,726	—	(2,612)

Net income (loss)	$(5,574)	$(4,788)	$579	$—	$(9,783)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows Fiscal year ended December 26, 2003 (In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,968)	$(4,573)	$6,550	$1,857	$1,866
Cash flows from investing activities:
Capital expenditures	—	(10,712)	(693)	—	(11,405)
Increase in other assets	(3,588)	(7,483)	4,398	—	(6,673)

Net cash provided by (used in) investing activities	(3,588)	(18,195)	3,705	—	(18,078)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(24,500)	51,811	600	—	27,911
Net payments on capital lease obligations	—	(2,152)	—	—	(2,152)
Payment of financing fees	(4,870)	(1,222)	—	—	(6,092)
Change in intercompany, net	34,926	(22,269)	(10,800)	(1,857)	—

Net cash provided by (used in) financing activities	5,556	26,168	(10,200)	(1,857)	19,667

Effect of exchange rate changes on cash	—	(798)	180	—	(618)

Net increase (decrease) in cash	—	2,602	235	—	2,837
Cash, beginning of period	—	261	3,798	—	4,059

Cash, end of period	$—	$2,863	$4,033	$—	$6,896

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventory	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	6,280	840	(1,845)	7,115
Deferred tax asset	—	1,838	—	—	1,838

	1,840	57,687	43,754	(16,389)	86,892

Property, plant, and equipment	—	199,253	50,164	—	249,417
Less accumulated depreciation	—	(59,742)	(14,179)	—	(73,921)

	—	139,511	35,985	—	175,496

Intercompany receivable	32,641	1,990	(266)	(34,365)	—
Investments in subsidiaries	106,153	24,235	843	(131,231)	—
Investments in unconsolidated affiliates	—	—	14,735	—	14,735
Other assets	1,809	4,408	792	—	7,009

	$142,443	$227,831	$95,843	$(181,985)	$284,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capital lease obligations	—	6,811	878	—	7,689

	1,161	52,145	11,539	(7,861)	56,984

Long-term debt, net of current portion	159,886	57,824	4,778	(16,560)	205,928
Capital lease obligations, net of current portion	—	1,597	—	—	1,597
Intercompany payable	25,736	5,074	16,553	(47,363)	—
Deferred tax liability	(3,991)	7,521	4,167	119	7,816
Other non-current liabilities	—	1,745	1	—	1,746
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,928	34,216	(293)	(4,663)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity	(40,349)	101,925	58,805	(110,320)	10,061

	$142,443	$227,831	$95,843	$(181,985)	$284,132

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Fiscal year ended December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,208	$106,857	$(9,883)	$323,182
Cost of goods sold	—	167,290	86,094	(9,883)	243,501

Gross profit	—	58,918	20,763	—	79,681
Operating expenses:
Distribution	—	17,009	5,612	—	22,621
Selling, general and administrative	1	26,346	6,777	—	33,124

Income (loss) from operations	(1)	15,563	8,374	—	23,936
Interest, net	4,804	13,927	2,651	—	21,382
Income from unconsolidated affiliates	—	—	(6,165)	—	(6,165)
Other, net	6	(393)	1,533	—	1,146

Income (loss) before income taxes and discontinued operations	(4,811)	2,029	10,355	—	7,573

Provision for income taxes:
Current	(1,781)	2,019	407	—	645
Deferred	149	(310)	2,394	—	2,233

	(1,632)	1,709	2,801	—	2,878

Income (loss) before discontinued operations	(3,179)	320	7,554	—	4,695
Loss from discontinued operations, net of tax	48	—	—	—	48

Net income (loss)	$(3,227)	$320	$7,554	$—	$4,647

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statements of Cash Flows Fiscal year ended December 27, 2002 (In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,014)	$11,896	$846	$233	$7,961
Cash flows from investing activities:
Capital expenditures	—	(10,000)	(558)	—	(10,558)
Increase in other assets	977	25	(608)	70	464

Net cash provided by (used in) investing activities	977	(9,975)	(1,166)	70	(10,094)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(404)	4,283	(816)	—	3,063
Net payments on capital lease obligations	—	(759)	—	—	(759)
Change in intercompany, net	4,472	(7,195)	3,026	(303)	—
Change in deferred tax liability	(31)	(457)	488	—	—

Net cash provided by (used in) financing activities	4,037	(4,128)	2,698	(303)	2,304

Effect of exchange rate changes on cash	—	(552)	136	—	(416)

Net increase (decrease) in cash	—	(2,759)	2,514	—	(245)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$261	$3,798	$—	$4,059

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

RADNOR INVESTMENTS, L.P.

Statements of Operations

Years ended December 31, 2002 and 2001

	2002	2001
		(Unaudited)
Revenue:
Interest income	$65,121	$21,326

Operating expenses:
Selling, general and administrative	626,503	6,438

Total operating expenses	626,503	6,438

Net income (loss) before unrealized appreciation of investments	(561,382)	14,888

Net unrealized appreciation of investments	38,518,467	826,638

Net increase in partners’ capital from operations	$37,957,085	$841,526

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statements of Changes in Partners’ Capital

Years ended December 31, 2002 and 2001

	General partner	Limited partner	Total
Balance, December 31, 2000 (Unaudited)	$2,519,506	$3,175,091	$5,694,597
Contributions (Unaudited)	—	746,631	746,631
Distributions (Unaudited)	—	—	—
Net increase in partners’ capital from operations (Unaudited)	61,394	780,132	841,526

Balance, December 31, 2001	$2,580,900	$4,701,854	$7,282,754
Contributions	—	7,591,725	7,591,725
Distributions	—	(4,971,940)	(4,971,940)
Net increase in partners’ capital from operations	31,970,234	5,986,851	37,957,085

Balance, December 31, 2002	$34,551,134	$13,308,490	$47,859,624

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statements of Cash Flows

Years ended December 31, 2002 and 2001

	2002	2001
		(Unaudited)
Cash flows from operating activities:
Net increase in partners’ capital from operations	$37,957,085	$841,526
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized appreciation of investments	(38,518,467)	(826,638)
Increase in other receivables	(3,205)	(6,427)
Increase in interest receivable	(25,661)	(21,326)

Net cash used in operating activities	(590,248)	(12,865)

Cash flows from investing activities:
Purchase of investments	(1,998,001)	(734,008)
Repayment of investment principal	5,010,598	—

Net cash provided by (used in) investing activities	3,012,597	(734,008)

Cash flows from financing activities:
Cash contributions	2,549,345	746,631
Cash distributions	(4,971,940)	—

Net cash provided by (used in) financing activities	(2,422,595)	746,631

Net decrease in cash	(246)	(242)

Cash, beginning of period	3,478	3,720

Cash, end of period	$3,232	$3,478

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