Form 10-Q
period 2004-03-26
RADNOR HOLDINGS CORP
filed 2004-05-07
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 26, 2004

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

The number of shares outstanding of the Registrant’s common stock as of May 7, 2004:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 26, 2004	December 26, 2003
Assets
Current assets:
Cash	$602	$6,896
Accounts receivable, net	48,426	41,441
Inventories, net	57,496	52,202
Prepaid expenses and other	11,960	11,430
Deferred tax asset	2,466	2,466

	120,950	114,435

Property, plant and equipment, at cost	291,400	290,795
Less accumulated depreciation	(95,881)	(92,142)

	195,519	198,653

Investments	66,097	66,606
Intangible assets	6,361	5,790
Other assets	14,444	10,811

	$403,371	$396,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,066	$45,993
Accrued liabilities	20,932	26,913
Current portion of long-term debt	4,234	13,626
Current portion of capitalized lease obligations	2,103	2,324

	79,335	88,856

Long-term debt, net of current portion	257,965	237,478
Capitalized lease obligations, net of current portion	5,568	6,038
Deferred tax liability	2,293	3,552
Other non-current liabilities	3,542	3,608
Minority interest in consolidated subsidiary	48,128	48,934
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(14,617)	(14,446)
Cumulative translation adjustment	1,769	2,887

Total stockholders’ equity	6,540	7,829

	$403,371	$396,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended
	March 26, 2004	March 28, 2003
Net sales	$96,300	$80,253
Cost of goods sold	77,627	63,455

Gross profit	18,673	16,798
Operating expenses:
Distribution	6,248	4,883
Selling, general and administrative	7,874	7,532
Other expenses (Note 4)	—	1,838

Income from operations	4,551	2,545
Interest, net	5,607	5,418
Income from unconsolidated affiliates	(159)	(828)
Other, net	190	190
Minority interest in operations of consolidated subsidiary	(806)	—

Loss before income taxes	(281)	(2,235)
Provision (benefit) for income taxes:
Current	459	364
Deferred	(569)	(1,213)

	(110)	(849)

Net loss	$(171)	$(1,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended
	March 26, 2004	March 28, 2003
Cash flows from operating activities:
Net loss	$(171)	$(1,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,848	5,176
Deferred income taxes	(569)	(1,213)
Income from unconsolidated affiliates	(159)	(828)
Minority interest in operations of consolidated subsidiary	(806)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,564)	(4,660)
Inventories	(5,512)	(8,888)
Prepaid expenses and other	(559)	(700)
Accounts payable	6,380	1,453
Accrued liabilities and other	(7,039)	1,151

Net cash used in operating activities	(11,151)	(9,895)

Cash flows from investing activities:
Capital expenditures	(2,810)	(2,866)
Distributions from unconsolidated affiliates	2,630	1,529
Investments in unconsolidated affiliates	(1,947)	(1,473)
Increase in other assets	(3,469)	(654)

Net cash used in investing activities	(5,596)	(3,464)

Cash flows from financing activities:
Proceeds from borrowings	18,462	188,236
Repayment of debt	(7,237)	(172,527)
Payments on capitalized lease obligations	(691)	(283)
Payment of financing fees	—	(4,546)

Net cash provided by financing activities	10,534	10,880

Effect of exchange rate changes on cash	(81)	(450)

Net decrease in cash	(6,294)	(2,929)
Cash, beginning of period	6,896	4,059

Cash, end of period	$602	$1,130

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$9,146	$939

Cash paid during the period for income taxes	$28	$430

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended
	March 26, 2004	March 28, 2003
Net Sales to Unaffiliated Customers:
Packaging	$55,898	$44,972
Specialty Chemicals	43,321	37,055
Corporate and Other	—	—
Transfers Between Operating Segments (1)	(2,919)	(1,774)

Consolidated	$96,300	$80,253

Income (Loss) From Operations:
Packaging	$5,323	$6,449
Specialty Chemicals	1,725	405
Corporate and Other	(2,497)	(4,309)

Consolidated	$4,551	$2,545

Income (Loss) Before Income Taxes:
Packaging	$1,786	$3,495
Specialty Chemicals	294	(1,019)
Corporate and Other	(2,361)	(4,711)

Consolidated	$(281)	$(2,235)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended
	March 26, 2004	March 28, 2003
Net Sales to Unaffiliated Customers:
United States	$63,727	$53,659
Canada	9,300	9,185
Europe	26,192	19,183
Transfers Between Geographic Regions (1)	(2,919)	(1,774)

Consolidated	$96,300	$80,253

Income From Operations:
United States	$1,948	$1,509
Canada	1,827	1,663
Europe	776	(627)

Consolidated	$4,551	$2,545

Income (Loss) Before Income Taxes:
United States	$(1,929)	$(2,396)
Canada	1,432	1,274
Europe	216	(1,113)

Consolidated	$(281)	$(2,235)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic food packaging operations, as well as the sale of product from the Company’s domestic food packaging operations to its European food packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation and subsidiaries (collectively, “Radnor,” “we,” “us,” “our” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year, due to the seasonality inherent in some of the Company’s operations and the possibility for general economic changes.

2.	INVENTORIES

The components of inventories were as follows (in thousands):

	March 26, 2004	December 26, 2003
Raw Materials	$12,920	$14,003
Work in Process	2,251	1,550
Finished Goods	42,325	36,649

	$57,496	$52,202

3.	INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	March 26, 2004			December 26, 2003
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer Lists	$3,983	$(150)	$3,833	$3,228	$(61)	$3,167
Non-Compete Agreement	2,671	(143)	2,528	2,671	(48)	2,623

	$6,654	$(293)	$6,361	$5,899	$(109)	$5,790

The intangible assets are being amortized on a straight-line basis over the expected period of benefit. The aggregate amortization expense for three months ended March 26, 2004 was $0.2 million.

4.	LONG-TERM DEBT

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

5.	SUBSEQUENT EVENT

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes will be reset quarterly and will be payable quarterly beginning on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities.

6.	INTEREST EXPENSE

Included in interest expense was $171,000 and $375,000 of amortization of deferred financing costs for the three months ended March 26, 2004 and March 28, 2003, respectively. Interest expense also included premium amortization of $105,000 for the three months ended March 28, 2003 related to the issuance of the Company’s 10% Series B Senior Notes due 2003, which were repaid on March 11, 2003.

7.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Net Loss	$(171)	$(1,386)
Foreign Currency Translation Adjustment	(1,118)	1,372

Comprehensive Loss	$(1,289)	$(14)

8.	STOCK-BASED COMPENSATION

At March 26, 2004, the Company had a stock-based compensation plan as described in Note 9 to the consolidated financial statements in the Company’s Form 10-K for fiscal 2003. The Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plan. As of March 26, 2004, all previously issued stock options were fully vested. Accordingly, no compensation expense has been recognized in the Company’s net loss for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition

and Disclosure” and will account for all prospective option grants under the fair value method. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Net Loss:
As reported	$(171)	$(1,386)
Pro forma	(171)	(1,386)

9.	SUPPLEMENTAL FINANCIAL INFORMATION

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of March 26, 2004 and December 26, 2003, the net assets of these foreign subsidiaries totaled $30.5 million and $29.8 million, respectively.

The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 26, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$32	$570	$—	$602
Accounts receivable, net	—	26,668	30,648	(8,890)	48,426
Inventories, net	—	47,075	10,421	—	57,496
Intercompany receivable	—	—	25,432	(25,432)	—
Prepaid expenses and other	52	10,999	967	(58)	11,960
Deferred tax asset	(25)	2,491	—	—	2,466

	27	87,265	68,038	(34,380)	120,950

Property, plant and equipment, at cost	—	231,938	59,462	—	291,400
Less accumulated depreciation	—	(74,839)	(21,042)	—	(95,881)

	—	157,099	38,420	—	195,519

Intercompany receivable	36,180	82,392	—	(118,572)	—
Investments in subsidiaries	106,153	—	—	(106,153)	—
Investments in unconsolidated affiliates	—	—	66,097	—	66,097
Other assets	4,528	15,762	515	—	20,805

	$146,888	$342,518	$173,070	$(259,105)	$403,371

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$33,544	$19,242	$(720)	$52,066
Accrued liabilities and other	448	15,815	4,845	(176)	20,932
Intercompany payable	—	9,297	—	(9,297)	—
Current portion of long-term debt and capitalized lease obligations	—	5,364	973	—	6,337

	448	64,020	25,060	(10,193)	79,335

Long-term debt, net of current portion	135,000	128,583	10,942	(16,560)	257,965
Capital lease obligations, net of current portion	—	5,568	—	—	5,568
Intercompany payable	68,537	36,870	17,024	(122,431)	—
Deferred tax liability	(8,847)	6,529	4,492	119	2,293
Other non-current liabilities	—	3,542	—	—	3,542
Minority interest in consolidated subsidiary	—	—	48,128	—	48,128
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(57,415)	3,352	39,439	7	(14,617)
Cumulative translation adjustment	—	(3,554)	5,343	(20)	1,769

Total stockholders’ equity (deficit)	(48,250)	97,406	67,424	(110,040)	6,540

	$146,888	$342,518	$173,070	$(259,105)	$403,371

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended March 26, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$63,727	$35,492	$(2,919)	$96,300
Cost of goods sold	—	51,477	29,069	(2,919)	77,627

Gross profit	—	12,250	6,423	—	18,673
Operating expenses:
Distribution	—	4,298	1,950	—	6,248
Selling, general and administrative	2	5,942	1,930	—	7,874

Income (loss) from operations	(2)	2,010	2,543	—	4,551
Interest, net	1,325	3,691	591	—	5,607
Income from unconsolidated affiliates	—	—	(159)	—	(159)
Other, net	—	(156)	346	—	190
Minority interest in operations of consolidated subsidiary	—	—	(806)	—	(806)

Income (loss) before income taxes	(1,327)	(1,525)	2,571	—	(281)
Provision (benefit) for income taxes:
Current	—	6	453	—	459
Deferred	(282)	(104)	(183)	—	(569)

	(282)	(98)	270	—	(110)

Net income (loss)	$(1,045)	$(1,427)	$2,301	$—	$(171)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the three months ended March 26, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(5,047)	$(5,421)	$(2,101)	$1,418	$(11,151)
Cash flows from investing activities:
Capital expenditures	—	(2,187)	(623)	—	(2,810)
Change in other assets	251	(3,888)	851	—	(2,786)

Net cash provided by (used in) investing activities	251	(6,075)	228	—	(5,596)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	—	7,268	3,957	—	11,225
Net payments on capitalized lease obligations	—	(691)	—	—	(691)
Payment of financing costs	350	(350)	—	—	—
Change in intercompany, net	4,446	2,470	(5,498)	(1,418)	—

Net cash provided by (used in) financing activities	4,796	8,697	(1,541)	(1,418)	10,534

Effect of exchange rate changes on cash	—	(32)	(49)	—	(81)

Net decrease in cash	—	(2,831)	(3,463)	—	(6,294)
Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$32	$570	$—	$602

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$2,863	$4,033	$—	$6,896
Accounts receivable, net	—	24,634	23,905	(7,098)	41,441
Inventories, net	—	41,131	11,071	—	52,202
Intercompany receivable	—	270	21,409	(21,679)	—
Prepaid expenses and other	49	10,149	1,290	(58)	11,430
Deferred tax asset	(25)	2,491	—	—	2,466

	24	81,538	61,708	(28,835)	114,435

Property, plant and equipment, at cost	—	230,506	60,289	—	290,795
Less accumulated depreciation	—	(71,509)	(20,633)	—	(92,142)

	—	158,997	39,656	—	198,653

Intercompany receivable	38,051	22,934	—	(60,985)	—
Investments in subsidiaries	106,153	25,078	—	(131,231)	—
Investments in unconsolidated affiliates	—	—	66,606	—	66,606
Other assets	4,669	11,380	552	—	16,601

	$148,897	$299,927	$168,522	$(221,051)	$396,295

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$28,664	$17,675	$(346)	$45,993
Accrued liabilities and other	4,054	18,965	4,070	(176)	26,913
Intercompany payable	—	9,036	63	(9,099)	—
Current portion of long-term debt and capitalized lease obligations	—	14,933	1,017	—	15,950

	4,054	71,598	22,825	(9,621)	88,856

Long-term debt, net of current portion	135,000	111,841	7,197	(16,560)	237,478
Capital lease obligations, net of current portion	—	6,038	—	—	6,038
Intercompany payable	65,962	119	18,868	(84,949)	—
Deferred tax liability	(8,564)	7,113	4,884	119	3,552
Other non-current liabilities	—	3,571	37	—	3,608
Minority interest in consolidated subsidiary	—	—	48,934	—	48,934

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(56,720)	5,129	37,138	7	(14,446)
Cumulative translation adjustment	—	(3,090)	5,997	(20)	2,887

Total stockholders’ equity (deficit)	(47,555)	99,647	65,777	(110,040)	7,829

	$148,897	$299,927	$168,522	$(221,051)	$396,295

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended March 28, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$54,363	$28,368	$(2,478)	$80,253
Cost of goods sold	—	42,252	23,981	(2,778)	63,455

Gross profit	—	12,111	4,387	300	16,798
Operating expenses:
Distribution	—	3,283	1,600	—	4,883
Selling, general and administrative	4	5,790	1,738	—	7,532
Other expenses (Note 4)	1,013	825	—	—	1,838

Income (loss) from operations	(1,017)	2,213	1,049	300	2,545
Interest, net	1,649	3,280	489	—	5,418
Income from unconsolidated affiliates	—	—	(828)	—	(828)
Other, net	—	(196)	386	—	190

Income (loss) before income taxes	(2,666)	(871)	1,002	300	(2,235)
Provision (benefit) for income taxes:
Current	—	(18)	382	—	364
Deferred	(944)	(322)	53	—	(1,213)

	(944)	(340)	435	—	(849)

Net income (loss)	$(1,722)	$(531)	$567	$300	$(1,386)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the three months ended March 28, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(2,328)	$(7,017)	$(672)	$122	$(9,895)
Cash flows from investing activities:
Capital expenditures	—	(2,500)	(366)	—	(2,866)
Change in other assets	288	(945)	59	—	(598)

Net cash provided by (used in) investing activities	288	(3,445)	(307)	—	(3,464)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(24,500)	34,290	5,919	—	15,709
Net payments on capitalized lease obligations	—	(283)	—	—	(283)
Payment of financing costs	(3,173)	(1,373)	—	—	(4,546)
Change in intercompany, net	29,713	(21,910)	(7,741)	(62)	—

Net cash provided by (used in) financing activities	2,040	10,724	(1,822)	(62)	10,880

Effect of exchange rate changes on cash	—	(384)	(6)	(60)	(450)

Net decrease in cash	—	(122)	(2,807)	—	(2,929)
Cash, beginning of period	—	392	3,667	—	4,059

Cash, end of period	$—	$270	$860	—	$1,130

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Radnor Holdings Corporation is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. On November 14, 2003 we acquired the operations of Polar Plastics, Inc. and its subsidiary (“Polar Plastics” or the “Acquisition”). The Acquisition extended our product line to include thermoform and injection molded foodservice products. We are also upgrading our thermoforming equipment and installing new production lines to facilitate the introduction of our proprietary cold drink cups. This expansion is necessary to meet accelerating customer demand, including business awards from quick service restaurant customers for delivery in 2004.

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

Cost of Goods Sold

Raw material costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. Beginning in January 2003 through April 2004, market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 33%. Although future raw material prices cannot be predicted with accuracy, prices for styrene monomer are forecasted by independent industry surveys and producer reports to decline by approximately 20% over the remainder of 2004. While the Company has been able to pass on the majority of past raw material price increases to customers, the Company may not be able to increase prices if raw material costs rise in the future.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins generally fluctuate in a fashion similar to the fluctuations affecting styrene monomer since polystyrene is largely a derivative of styrene monomer. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, is currently $0.70 per pound. The forecasted price of HIPS is expected to range between $0.59 and $0.70 during 2004.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins, which are made from propylene. Polypropylene resin pricing generally will follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations. Polypropylene has had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.36 to $0.50 from the beginning of 2001 through April 2004 and is currently at $0.50 per pound. Independent industry surveys and producer reports project the contract price for polypropylene to decline to about $0.44 per pound by the end of 2004, from $0.50 per pound in April 2004.

Distribution Expense

The Company delivers its products from manufacturing locations using a combination of common carriers and its own fleet of leased vehicles. Distribution expense consists of the costs to ship products, including costs of labor and leased vehicles.

Key Business Indicators

The Company’s financial results are directly impacted by several key items, which management has identified as key indicators in its evaluation of the business. These indicators include:

•	Sales Volumes—The comparison of unit volumes sold versus the comparable period in prior years provides key operating information.

•	Pricing Spread over Raw Material Costs—The selling prices of the Company’s products as compared to various raw material costs, including styrene monomer, polystyrene and polypropylene, are key financial performance metrics.

•	Energy-Related Costs—Energy-related costs provide key information with respect to overall profitability.

Comparability of Periods

Financial results for the periods presented are not fully comparable because of the acquisition of the operations of Polar Plastics in November 2003.

Executive Summary

The Company’s profitability increased during the three months ended March 26, 2004 compared to the three months ended March 28, 2003. Higher selling prices, combined with the Acquisition and the favorable impact of changes in foreign currency rates, were partially offset by higher raw material and energy-related costs, which resulted in a $2.0 million increase in gross profit. While gross profit increased by approximately 11%, operating expenses decreased slightly, resulting in a $2.1 million or 84% increase in income from operations.

Consolidated Results

The following table summarizes the results of operations for the three months ended March 26, 2004 and March 28, 2003.

	Three Months Ended
(millions of dollars)	March 26, 2004	March 28, 2003	Increase (Decrease)	% Change
Sales	$96.3	$80.3	$16.0	19.9%
Gross profit	18.7	16.8	1.9	11.3%
Operating expenses	14.1	14.3	(0.2)	(1.4)%
Income from operations	4.6	2.5	2.1	84.0%

Net sales for the three months ended March 26, 2004 were $96.3 million, a 19.9% increase from $80.3 million for the three months ended March 28, 2003. This increase was primarily caused by the Acquisition in November 2003 (9.9%), changes in foreign currency rates (6.0%) and higher average selling prices (2.6%).

Gross profit for the three months ended March 26, 2004 increased to $18.7 million from $16.8 million for the same fiscal quarter in the prior year. This increase was primarily caused by the Acquisition ($2.0 million) and higher average selling prices at our North American specialty chemicals and foodservice packaging operations ($2.2 million), combined with the favorable effect of changes in foreign currency rates ($0.9 million). These increases in gross profit were partially offset by a $3.5 million increase in raw material and energy-related costs at our domestic food packaging operations.

During the three months ended March 26, 2004, operating expenses decreased $0.1 million to $14.1 million from $14.3 million for the three months ended March 28, 2003. The decrease was primarily due to $1.8 million of expenses incurred during the three months ended March 28, 2003 related to the extinguishment of long-term debt as described in Note 4 for which there was no corresponding expense in the current period. This was partially offset by higher distribution costs ($0.8 million), the impact of the Acquisition ($0.5 million) and foreign currency changes ($0.5 million).

For the reasons described above, income from operations increased by $2.1 million for the three months ended March 26, 2004 to $4.6 million from $2.5 million for the comparable period in 2003.

Interest expense increased $0.2 million to $5.6 million during the three months ended March 26, 2004 from $5.4 million in the comparable period in the prior year, as higher average debt levels were partially offset by lower average interest rates. Other expense of $0.2 for the three months ended March 26, 2004 was comparable to the same period last year.

The effective tax rate for the three months ended March 26, 2004 increased to 39% from 38% during the same period in the prior year. As of March 26, 2004, the Company had $84.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the three months ended March 26, 2004 and March 28, 2003.

	Three Months Ended
(millions of dollars)	March 26, 2004	March 28, 2003	Increase (Decrease)	% Change
Sales	$55.9	$45.0	$10.9	24.2%
Gross profit	12.4	12.2	0.2	1.6%
Operating expenses	7.1	5.8	1.3	22.4%
Income from operations	5.3	6.4	(1.1)	(17.2)%

During the quarter ended March 26, 2004, the Company completed the integration of its newly acquired operations in North Carolina. This integration process included the elimination of old and obsolete inventory, maintenance to improve the quality and operating efficiencies of acquired assets and the steps necessary to eliminate approximately $13.0 million in annual costs, of which approximately $8.0 million related to costs of production. The benefits of the improved operating efficiencies and eliminated production costs were not fully realized during the quarter due primarily to the significant amount of inventory acquired and the timing of the integration process.

Net sales in the packaging segment for the three months ended March 26, 2004 increased 24.2% to $55.9 million from $45.0 million during the three months ended March 28, 2003. The 24% increase in sales was primarily due to the Acquisition (17.7% or $8.0 million), higher average selling prices (1.8% or $0.8 million), lower sales rebates (2.1% or $0.9 million) and higher sales volumes (0.6% or $0.3 million).

Gross profit increased $0.2 million to $12.4 million for the three months ended March 26, 2004 from $12.2 million for the comparable fiscal quarter in 2003. This increase was primarily caused by the Acquisition ($2.0 million) and lower sales rebates ($0.9 million), combined with higher average selling prices ($0.8 million). These increases in gross profit were largely offset by increased raw material and energy-related costs ($3.5 million).

Operating expenses increased $1.3 million to $7.1 million during the three months ended March 26, 2004 from $5.8 million during the same period in the prior year. This increase was primarily due to increased distribution expense for foam products ($0.8 million) and the acquisition of Polar Plastics ($0.5 million), including the initial distribution of acquired products to our 10 domestic distribution centers.

For the reasons described above, income from operations decreased $1.1 million to $5.3 million for the three months ended March 26, 2004 from $6.4 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the three months ended March 26, 2004 and March 28, 2003.

	Three Months Ended
(millions of dollars)	March 26, 2004	March 28, 2003	Increase (Decrease)	% Change
Sales	$43.3	$37.1	$6.2	16.7%
Gross profit	6.3	4.6	1.7	37.0%
Operating expenses	4.6	4.2	0.4	9.5%
Income from operations	1.7	0.4	1.3	325.0%

For the three months ended March 26, 2004, net sales in the specialty chemicals segment increased 16.7% to $43.3 million from $37.1 million during the three months ended March 28, 2003. This increase was primarily due to the impact of changes in foreign currency exchange rates (13.0% or $4.8 million) driven by the strengthening of both the Euro and the Canadian dollar, combined with higher selling prices (3.5% or $1.3 million). Net sales included $2.9 million and $1.8 million of sales to the packaging segment for the three months ended March 26, 2004 and March 28, 2003, respectively, which were eliminated in consolidation.

Gross profit increased by $1.8 million to $6.3 million or 14.5% of net sales for the three months ended March 26, 2004 from $4.6 million or 12.4% of net sales for the similar three-month period in 2003. This increase was primarily due to higher EPS selling prices ($1.4 million) resulting from price increases implemented during the first quarter of 2004, combined with the favorable impact of changes in foreign currency exchange rates ($0.9 million). These increases in gross profit were partially offset by higher raw material costs ($0.8 million).

For the three months ended March 26, 2004, operating expenses increased by $0.4 million to $4.6 million from $4.2 million in the prior year period primarily due to changes in foreign currency rates.

For the reasons described above, income from operations increased $1.3 million to $1.7 million during the three months ended March 26, 2004 compared to $0.4 million in the prior year period.

Corporate and Other

Corporate operating expenses decreased by $1.8 million during the fiscal quarter ended March 26, 2004 compared to the first fiscal quarter of 2003. This decrease was due to $1.8 million in other expenses related to the extinguishment of long-term debt that occurred on March 11, 2003 for which there was no corresponding expense in the current period.

Liquidity and Capital Resources

During the three-month period ended March 26, 2004, the Company had after tax cash flow of $3.1 million and an increase in working capital of $14.3 million, resulting in negative cash flow from operating activities of $11.2 million. The increase in working capital was primarily due to higher accounts receivable ($7.6 million) and higher inventory ($5.5 million), combined with lower accrued liabilities ($7.0 million), partially offset by higher accounts payable ($6.4 million). Accounts receivable increased due to higher sales volumes and the impact of changes in foreign currency exchange rates at the European specialty chemicals operations, while inventory increased due to the normal seasonal ramp up of production. The increase in accounts payable was primarily due to higher raw material costs, while accrued liabilities decreased mainly due to interest payments on the Senior Notes.

During three months ended March 26, 2004, inventory turnover was approximately 5.5 times per year compared to 5.9 during the same period last year, due in part to the Acquisition. As of March 26, 2004, the average collection period for our accounts receivable was 42 days as compared to 43 days in the prior year period.

The Company used $5.6 million in investing activities during the three months ended March 26, 2004. The Company made $2.8 million in capital expenditures while other assets increased by $3.5 million primarily due to payments related to raw material supply contracts, which are amortized over the length of the contracts, and deposits paid related to the purchase of new manufacturing equipment. Distributions received from investments exceeded additional investments by $0.7 million during the three-month period.

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes will reset quarterly and will be payable quarterly beginning on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities.

As of March 26, 2004, the Company had $60.2 million outstanding under its revolving credit facilities, of which $27.6 million was repaid with proceeds from the sale of the Senior Secured Floating Rate Notes due 2009. After taking into account cash on hand, and the subsequent issuance of the $70.0 million Senior Secured Floating Rate Notes due 2009, we would have had the ability to draw up to an additional $26.8 million under these facilities as of March 26, 2004. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. From time to time, the Company evaluates and may pursue various capital raising transactions including the sale of debt or equity securities and the divestiture of non-core assets, which will enhance the Company’s overall liquidity and improve its capital structure.

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

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases, non-competition agreement and purchase obligations as well as contingent obligations related to outstanding letters of credit. These obligations as of December 26, 2003 are summarized in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest (1)	$367,915	$33,365	$61,781	$102,803	$169,966
Capital lease obligations	9,309	2,760	4,778	1,771	—
Operating lease obligations	51,670	7,954	10,991	8,152	24,573
Non-compete obligations	3,000	600	1,200	1,200	—
Purchase obligations (2)	313,830	103,830	105,000	70,000	35,000

	$745,724	$148,509	$183,750	$183,926	$229,539

(1)	As adjusted to give effect to the sale of the $70.0 million Senior Secured Floating Rate Notes due 2009, as described in Note 5 above, and the application of the net proceeds therefrom, these amounts as of December 26, 2003 would have been: $391,600, total; $26,858, less than 1 year; $53,975, 1-3 years; $67,994, 4-5 years; and $242,773, after 5 years.
(2)	These amounts represent commitments under long-term styrene monomer supply contracts, as discussed in Note 6 to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2003, as well as short term commitments under natural gas contracts.

There have been no material changes to the Commercial Commitments as reflected in the Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for fiscal 2003. Reference is made to Notes 5 and 6 to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2003 for additional information on long-term debt, leases and commitments and contingencies.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Included in the Company’s 2003 annual report on Form 10-K are the significant accounting policies of the Company, which are described in Note 2 to the consolidated financial statements, and the critical accounting policies and estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the condensed consolidated financial statements included herein. Otherwise, there were no changes in the Company’s accounting policies and estimates in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward Looking Statements

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company’s annual report on Form 10-K for the year ended December 26, 2003, Commission File No. 333-19495, to which reference is hereby made.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 26, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective in ensuring that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting subsequent to the date of such evaluation.

(b)	Changes in Internal Controls

No significant changes were made in the Company’s internal controls during the fiscal quarter ended March 26, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Indenture, dated as of April 27, 2004, among Radnor Holdings Corporation, as issuer, and Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as guarantors, and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees

4.2	Exchange and Registration Rights Agreement, dated as of April 27, 2004, between Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as issuers, and Lehman Brothers Inc., as initial purchaser

10.1	Eighth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated April 27, 2004, by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association

10.2	Security Agreement, dated as of April 27, 2004, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and Wachovia Bank, National Association, as collateral agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 9 on March 18, 2004 to announce a conference call held on March 24, 2004 to discuss its consolidated financial results for the fiscal year ended December 26, 2003.

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

RADNOR HOLDINGS CORPORATION

Date:	May 7, 2004	By:	/s/ Michael V. Valenza
Michael V. Valenza Senior Vice President–Finance and Chief Financial Officer