Form 10-K/A
period 2003-12-26
RADNOR HOLDINGS CORP
filed 2004-06-04
CIK 1029893

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 26, 2003 that was originally filed with the Securities and Exchange Commission on March 24, 2004 (the “Original Filing”) is being filed solely to amend and restate Item 15 to list as exhibits two material contracts that were omitted from the Original Filing. Both of those exhibits are being filed together with this Amendment No. 1.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules - None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.3	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Inc. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1	Indenture, dated as of March 11, 2003, among Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc. and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

*10.1	Amended and Restated Contract of Sale, dated as of November 7, 2003, by and between Chevron Phillips Chemical Company LP and Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., StyroChem Finland Oy, WinCup Texas, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.1 filed with Amendment No. 1 to the Form S-1 Registration Statement, filed by Radnor Holdings Corporation, Commission File No. 333-110443 (the “Form S-1”))

+10.2	Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

++10.3	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.48 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

10.4	Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Original S-4)

10.5	Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.27 filed with Amendment No. 1 to the Original S-4)

10.6	Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.30 filed with Amendment No. 1 to the Original S-4)

10.7	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.12 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.8	Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

10.9	Amendment to Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.13 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.10	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.14 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.11	Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.32 filed with Amendment No. 1 to the Original S-4)

10.12	Industrial Building Lease between CenterPoint Properties Trust (as successor in interest to CenterPoint Properties Corporation) and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

10.13	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998 (Incorporated by reference to Exhibit 10.15 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.14	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003 (Incorporated by reference to Exhibit 10.16 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.15	Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit 10.34 filed with Amendment No. 1 to the Original S-4)

10.16	Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

10.17	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.18	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.19	Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

10.20	Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

10.21	First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.22	Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 5, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.23	Third Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of August 1, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.59 filed with Amendment No. 2 to the Form S-4 Registration Statement, filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd., and WinCup Holdings, Inc., Commission File No. 333-105123 (the “2003 S-4”))

10.24	Fourth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated September 12, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.25	Fifth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated October 27, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.26	Sixth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated November 17, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Form S-1)

10.27	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.28	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.29	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.4 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.30	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.31	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation (Incorporated by reference to Exhibit 10.6 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.32	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.7 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.33	Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.44 filed with Amendment No. 1 to the Original S-4)

10.34	Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.45 filed with Amendment No. 1 to the Original S-4)

10.35	Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.46 filed with Amendment No. 1 to the Original S-4)

10.36	Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.47 filed with Amendment No. 1 to the Original S-4)

10.37	Trademark Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.28 filed with the 2001 10-K)

10.38	Patent Security Agreement, dated December 26, 2001, between StyroChem Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.29 filed with the 2001 10-K)

10.39	Patent Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.30 filed with the 2001 10-K)

10.40	Copyright Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.31 filed with the 2001 10-K)

10.41	Assignment Agreement dated as of December 26, 2001, among Bank of America, N.A., First Union National Bank and PNC Bank, National Association (Incorporated by reference to Exhibit 10.32 filed with the 2001 10-K)

10.42	Amended and Restated Guaranty dated as of December 26, 2001, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.33 filed with the 2001 10-K)

10.43	Amended and Restated Guaranty dated as of December 26, 2001, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.34 filed with the 2001 10-K)

10.44	Affirmation of Guaranty dated as of March 5, 2003, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.8 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.45	Affirmation of Guaranty dated as of March 5, 2003, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.9 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.46	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to Metuchen, New Jersey property (Incorporated by reference to Exhibit 10.10 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.47	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to West Chicago, Illinois property (Incorporated by reference to Exhibit 10.11 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.48	Joinder dated January 24, 2002 joining Radnor Delaware II, Inc. to the Fourth Amended and Restated Revolving Credit and Security Agreement (Incorporated by reference to Exhibit 10.35 filed with the 2001 10-K)

10.49	Commitment Transfer Supplement, dated as of February 4, 2002, among PNC Bank, National Association, Fleet Capital Corporation, and PNC Bank, National Association, as agent for Lenders under the Fourth Amended and Restated Revolving Credit and Security Agreement. (Incorporated by reference to Exhibit 10.36 filed with the 2001 10-K)

10.50	Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 1 to the Original S-4)

10.51	Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.64 filed with the Original S-4)

10.52	Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 1 to the Original S-4)

**10.53	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit 10.38 filed with the Original S-4)

**10.54	Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit 10.66 filed with the Original S-4)

**10.55	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

**10.56	Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.57	Employment Agreement dated November 20, 2003 by and between Radnor Holdings Corporation and Michael T. Kennedy, to be effective upon the closing of the initial public offering of Radnor Holdings Corporation (Incorporated by reference to Exhibit 10.57 filed with Amendment No. 1 to the Form S-1)

**10.58	First Amendment to Employment Agreement, dated December 15, 2003, by and between Radnor Holdings Corporation and Michael T. Kennedy (Incorporated by reference to Exhibit 10.58 filed with Amendment No. 2 to the Form S-1)

**10.59	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit 10.39 filed with Amendment No. 1 to the Original S-4)

**10.60	Amendment to the Radnor Holdings Corporation Equity Incentive Plan, dated April 28, 1992 (Incorporated by reference to Exhibit 10.67 filed with the Form 10-Q for the quarterly period ended June 27, 1997 filed by Radnor Holdings Corporation)

**10.61	Amendment No. 2003-1 to the Radnor Holdings Corporation Equity Incentive Plan, dated October 29, 2003 (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the Form S-1)

**10.62	Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

**10.63	Radnor Holdings Corporation 2003 Omnibus Equity Compensation Plan adopted by Radnor Holdings Corporation’s Board of Directors and approved by its stockholders on December 15, 2003 (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 2 to the Form S-1)

10.64	Lease Agreement dated September 4, 2002 by and between Cairn Studio Ltd. and Polar Plastics Inc, as amended on February 5, 2003 and October 1, 2003, assigned to WinCup Holdings, Inc. on November 14, 2003 (Incorporated by reference to Exhibit 10.64 filed with Amendment No. 2 to the Form S-1)

10.65	Lease Agreement dated February 25, 2003 by and between POL (NC) QRS 15-25, Inc. and Polar Plastics (NC) Inc, assigned to WinCup Holdings, Inc. on November 14, 2003 (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 2 to the Form S-1)

10.66	First Amendment to Lease Agreement dated November 14, 2003 by and between WinCup Holdings, Inc. and POL (NC) QRS 15-25, Inc. (Incorporated by reference to Exhibit 10.66 filed with Amendment No. 2 to the Form S-1)

10.67	Guaranty and Suretyship Agreement dated November 14, 2003, made by Radnor Holdings Corporation to POL (NC) QRS 15-25, Inc. (Incorporated by reference to Exhibit 10.67 filed with Amendment No. 2 to the Form S-1)

10.68	Lease Agreement dated November 14, 2003 by and between Polar Plastics (NC) Inc and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.68 filed with Amendment No. 2 to the Form S-1)

10.69	Seventh Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 12, 2004, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.69 filed with the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

10.70	Television Programming Distribution Agreement by and between Stream S.p.A. and CNI Europe (The Netherlands) BV dated as of July 31, 1997

10.71	Amendment to Television Programming Distribution Agreement by and between Stream S.p.A. and CNI Europe (The Netherlands) BV dated as of November 21, 2002

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 filed with the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 filed with the Form 10-K for the year ended December 26, 2003 filed by Radnor Holding Corporation)

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 filed with the Form 10-K for the year ended December 26, 2003 filed by Radnor Holding Corporation)

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.

**	This Exhibit represents a management contract or compensatory plan or arrangement.

+	Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under Exchange Act and Rule 24b-2 Promulgated Thereunder.

++	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

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

RADNOR HOLDINGS CORPORATION

Date: June 4, 2004	By:	/s/ Michael T. Kennedy
Michael T. Kennedy
Chairman of the Board and Chief Executive Officer