Form 10-K/A
period 2003-12-26
RADNOR HOLDINGS CORP
filed 2004-08-06
CIK 1029893

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

EXPLANATORY NOTE:

This Amendment No. 2 amends and restates Items 6, 7, 8 and 15 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2003, as filed with the Securities and Exchange Commission on March 24, 2004 (the “Original Filing”), and previously amended by Amendment No. 1 as filed with the Securities and Exchange Commission on June 4, 2004. We are filing this Amendment No. 2 to reflect the restatement of our Consolidated Financial Statements for the fiscal years ended December 27, 2002 and December 26, 2003.

As discussed in more detail in Note 14 to our Consolidated Financial Statements contained in this Form 10-K/A, the restatement reflects the expensing of costs related to the exploration of the possible sale of our European specialty chemical operations that were originally accounted for as prepaid expenses. The restatement adjustment resulted in an increase in operating expenses of $1.2 million, an increase in tax benefit of $423,000 and a decrease in net income of $821,000 for the year ended December 27, 2002. The restatement adjustment had the additional effect of reducing retained earnings by $821,000, reducing prepaid expenses by $1.2 million and increasing deferred tax assets by $423,000 on our Consolidated Balance Sheets as of December 27, 2002 and December 26, 2003.

Except as set forth above, this Form 10-K/A continues to speak as of the date of the filing of the Original Filing, March 24, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since March 24, 2004.

Our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004 will also be restated in a similar fashion and will be filed simultaneously with this Form 10-K/A.

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

	Year Ended
	Dec. 31, 1999	Dec. 29, 2000	Dec. 28, 2001	Dec. 27, 2002 (As restated)	Dec. 26, 2003 (As restated)
	($ in thousands)
Results of Operations (1):
Net sales	$310,470	$353,752	$325,734	$323,182	$341,664
Cost of goods sold	226,509	277,254	250,719	243,501	279,013

Gross profit	83,961	76,498	75,015	79,681	62,651
Distribution expense	24,535	26,003	25,176	22,621	23,335
Selling, general and administrative expenses	36,460	37,128	32,464	33,124	31,567
Gain on sale of business (2)	—	—	(10,493)	—	—
Other expenses (3)	—	—	—	1,244	1,838

Income from operations	22,966	13,367	27,868	22,692	5,911
Interest, net (4)	21,070	21,725	22,331	21,382	21,027
Income from unconsolidated affiliates	(183)	(876)	(1,160)	(6,165)	(3,623)
Other expense, net	1,363	1,104	2,657	1,146	902

Income (loss) before income taxes and discontinued operations	716	(8,586)	4,040	6,329	(12,395)
Income tax expense (benefit)	241	(3,074)	2,150	2,455	(2,612)

Income (loss) from continuing operations	$475	$(5,512)	$1,890	$3,874	$(9,783)

Balance Sheet Data (at end of period)(1)(5):
Working capital	$12,884	$16,117	$22,318	$29,087	$24,758
Total assets	293,683	305,999	274,186	283,311	395,474
Total debt, including current portion (6)	215,417	229,508	212,910	215,214	259,466
Stockholders’ equity (deficit)	7,574	(1,811)	117	9,240	7,008

(1)	The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December of each year. The years presented in the above table were 52-week years with the exception of 1999, which was a 53-week year.
(2)	Represents gain resulting from sale of European insulation operations, in 2001. See Note 1 to the Company’s audited consolidated financial statements included elsewhere herein.
(3)	On March 11, 2003, the Company issued $135.0 million of senior notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million of Series A and Series B senior notes due 2003 and outstanding borrowings under the existing revolving credit facilities. The Company recorded $1.8 million of other expenses related to the extinguishment of the long-term debt described above, which included the $1.0 million write-off of deferred financing costs and debt premium related to the Company’s Series A and Series B senior notes due 2003, as well as $0.8 million of personnel costs directly related to the debt extinguishment. In 2002, the Company incurred $1.2 million in costs, primarily investment banking fees, relating to the exploration of the possible sale of its European specialty chemicals operations.

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

Year Ended December 26, 2003 Compared to the Year Ended December 27, 2002

Executive Summary

The Company’s profitability was lower in 2003 as compared to 2002 due to higher raw material and energy-related costs, which had a negative impact on our operating results. Fiscal 2003 net sales of $341.7 million increased 5.7% over the prior year mainly due to changes in foreign currency rates and the Acquisition which occurred on November 14, 2003. Income from operations decreased $16.8 million from the prior year to $5.9 million mainly due to significant increases in energy-related costs at our packaging segment and a contraction in the spread between selling prices and raw material costs at our specialty chemicals segment, both due in large part to the hostilities which occurred in the Middle East, partially offset by the impact of changes in foreign currency rates.

Consolidated Results

The following table summarizes the results of operations for the fiscal years ended December 26, 2003 and December 27, 2002.

(millions of dollars)	2003	2002 (As restated)	Increase (Decrease)	% Change
Sales	$341.7	$323.2	$18.5	5.7%
Gross profit	62.7	79.7	(17.0)	(21.3)%
Operating expenses	56.8	57.0	(0.2)	(0.0)%
Income from operations	5.9	22.7	(16.8)	(74.0)%

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

Operating expenses decreased by $0.2 million in fiscal 2003 to $56.8 million. This was primarily caused by lower operating expenses at our corporate offices ($3.1 million), largely offset by an increase in operating costs at our packaging operations ($1.8 million) and specialty chemicals operations ($1.1 million). Included in operating expenses for the year ended December 26, 2003 were approximately $1.0 million of foreign currency transaction losses, as well as $ 0.4 million of internal costs related to the Acquisition and costs related to the Company’s registration statement relating to the proposed sale of the Company’s common stock.

For the reasons described above, income from operations decreased by $16.8 million in fiscal 2003 to $5.9 million or 1.7% of net sales from $22.7 million or 7.0% of net sales in 2002.

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

The effective tax rate for fiscal 2003 decreased to 21.1% from 38.8% in the prior year. This reduction was primarily due to the creation of a valuation allowance against certain of the Company’s state net operating loss carryforwards.

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

Corporate and Other

Corporate operating expenses decreased by $3.2 million during fiscal 2003. In addition to the $1.2 million of expenses incurred in the prior year related to the exploration of the possible sale of the European specialty chemicals operations, this favorable change was caused by lower general and administrative expenses ($2.0 million) resulting from cost saving initiatives implemented during fiscal 2003 and lower amortization costs. Partially offsetting this was an increase in foreign currency losses ($1.0 million) and expenses related to the extinguishment of long-term debt ($1.8 million) as described in Note 5 to the consolidated financial statements included elsewhere herein.

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

Operating expenses increased by $9.8 million in fiscal 2002 to $57.0 million. Excluding the results of the European insulation operations and the $10.5 million gain recognized on its sale, operating expenses increased by $7.2 million in fiscal 2002 to $57.0 million. This was primarily caused by an increase in operating costs at our corporate offices ($7.7 million) and our specialty chemical operations ($1.8 million), which were partially offset by lower operating costs at our packaging operations ($2.4 million).

Income from operations decreased by $5.2 million in fiscal 2002 to $22.7 million. Excluding the impact of the divested European insulation operations and the gain resulting from its sale, income from operations increased by $9.8 million to $22.7 million or 7.0% of net sales from 4.0% in fiscal 2001.

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

The Company recorded a $2.5 million provision for income taxes in fiscal 2002, representing a $0.3 million increase over fiscal 2001. This increase was primarily caused by a $2.3 million increase in pre-tax income, partially offset by a reduction in the Company’s effective tax rate as compared to fiscal 2001.

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

Corporate and Other

Corporate operating expenses, excluding the $10.5 million gain on the divestiture of the Company’s European insulation operations in 2001, increased by $7.7 million during fiscal 2002. This was primarily caused by an increase in amortization ($1.2 million), insurance ($2.0 million), compensation to corporate personnel ($3.2 million) and $1.2 million of costs related to the exploration of the possible sale of the European specialty chemicals operations. Included in the higher corporate compensation for fiscal 2002 was $2.5 million in additional salary and bonus to our chief executive officer. From 1999 to 2001, our chief executive officer’s salary and bonus were reduced by 23% or $900,000, based primarily on the Company’s results of operations for those periods. Our chief executive officer’s compensation for 2002 reflects the positive financial results experienced during 2002 as compared to each of the prior three fiscal periods, due in part to the divestiture of the European insulation operations in December 2001. While compensation is reviewed annually, we do not anticipate that our chief executive officer’s compensation will materially increase in fiscal 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries

Radnor Investments, L.P.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent registered public accounting firm for the fiscal year ended December 27, 2002. The decision to change independent registered public accounting firms was approved by our Board of Directors.

Arthur Andersen’s report on our consolidated financial statements for the fiscal year ended December 28, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has recently formed an Audit Committee. Prior to the formation of the Audit Committee, the Board of Directors performed the duties that are now the responsibility of the Audit Committee. The Board of Directors has engaged the Company’s independent registered public accounting firm and has pre-approved all non-audit services provided by KPMG LLP.

During fiscal years 2003 and 2002, the company retained KPMG LLP to provide services in the following categories and amounts (in thousands):

	2003	2002(1)
Audit fees	$190	$174
Audit-related fees	456	252
Tax fees	388	136
All other fees	—	—

Total fees	$1,034	$562

Audit fees are those fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements included in its Annual Report on Form 10-K and the review of the Company’s quarterly consolidated financial statements included in its Quarterly Report on Form 10-Q’s that are customary under the standards of the Public Company Accounting Oversight Board (United States), as well as for statutory audits in foreign jurisdictions. Audit-related fees consist primarily of services rendered in connection with employee benefit plan audits, SEC registration statements on Form S-4 and Form S-1, due diligence assistance and consultation on financial accounting and reporting standards. Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and divestitures and technical assistance.

(1)KPMG LLP was not engaged as the Company’s independent registered public accounting firm until June of 2002. Therefore, the 2002 fees represent only a partial year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules - None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended
(Incorporated by reference to Exhibit 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.3	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Inc. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1	Indenture, dated as of March 11, 2003, among Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc. and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

*10.1	Amended and Restated Contract of Sale, dated as of November 7, 2003, by and between Chevron Phillips Chemical Company LP and Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., StyroChem Finland Oy, WinCup Texas, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.1 filed with Amendment No. 1 to the Form S-1 Registration Statement, filed by Radnor Holdings Corporation, Commission File No. 333-110443 (the “Form S-1”))

+10.2	Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

++10.3	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.48 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

10.4	Amended Lease between Patricia M. Dunnell and James River Paper Company, Inc., dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Original S-4)

10.5	Warehouse Lease between Etzioni Partners and James River Corporation, dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.27 filed with Amendment No. 1 to the Original S-4)

10.6	Lease between Stone Mountain Industrial Park, Inc. and Scott Container Group, Inc., dated December 16, 1991, as amended on February 28, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.30 filed with Amendment No. 1 to the Original S-4)

10.7	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.12 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.8	Engineering Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 1, 1997 (Incorporated by reference to Exhibit 10.71 filed with the Form S-4 Registration Statement, filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

10.9	Amendment to Lease 201 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.13 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.10	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.14 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.11	Standard Form Multi-Tenancy Industrial Lease between WinCup Holdings, Inc. and CK Airpark Associates, dated June 1, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996 (Incorporated by reference to Exhibit 10.32 filed with Amendment No. 1 to the Original S-4)

10.12	Industrial Building Lease between CenterPoint Properties Trust (as successor in interest to CenterPoint Properties Corporation) and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 (Incorporated by reference to Exhibit 10.33 filed with the Series B S-4)

10.13	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998 (Incorporated by reference to Exhibit 10.15 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.14	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003 (Incorporated by reference to Exhibit 10.16 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.15	Radnor Corporate Center Office Lease by and between Radnor Center Associates and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.), dated May 31, 1996 (Incorporated by reference to Exhibit 10.34 filed with Amendment No. 1 to the Original S-4)

10.16	Neste Service Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.68 filed with the Series B S-4)

10.17	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.18	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996 (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.19	Office Lease Agreement between Keharakenpajat Oy and Neste Oy Polystyreeni dated July 1, 1995 (Incorporated by reference to Exhibit 10.77 filed with Amendment No. 1 to the Series B S-4)

10.20	Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

10.21	First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.22	Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 5, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.23	Third Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of August 1, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.59 filed with Amendment No. 2 to the Form S-4 Registration Statement, filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd., and WinCup Holdings, Inc., Commission File No. 333-105123 (the “2003 S-4”))

10.24	Fourth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated September 12, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.25	Fifth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated October 27, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.26	Sixth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated November 17, 2003, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Form S-1)

10.27	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.28	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.29	Amended and Restated Revolving Credit Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.4 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.30	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.31	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of Fleet Capital Corporation (Incorporated by reference to Exhibit 10.6 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.32	Term Loan Note dated March 5, 2003, made by WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. in favor of LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.7 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.33	Trademark Collateral Security Agreement, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.44 filed with Amendment No. 1 to the Original S-4)

10.34	Trademark Assignment of Security, dated December 5, 1996, between StyroChem U.S., Ltd. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.45 filed with Amendment No. 1 to the Original S-4)

10.35	Trademark Collateral Security Agreement, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.46 filed with Amendment No. 1 to the Original S-4)

10.36	Trademark Assignment of Security, dated December 5, 1996, between WinCup Holdings, Inc. and The Bank of New York Commercial Corporation (Incorporated by reference to Exhibit 10.47 filed with Amendment No. 1 to the Original S-4)

10.37	Trademark Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.28 filed with the 2001 10-K)

10.38	Patent Security Agreement, dated December 26, 2001, between StyroChem Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.29 filed with the 2001 10-K)

10.39	Patent Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.30 filed with the 2001 10-K)

10.40	Copyright Security Agreement, dated December 26, 2001, between Radnor Delaware, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.31 filed with the 2001 10-K)

10.41	Assignment Agreement dated as of December 26, 2001, among Bank of America, N.A., First Union National Bank and PNC Bank, National Association (Incorporated by reference to Exhibit 10.32 filed with the 2001 10-K)

10.42	Amended and Restated Guaranty dated as of December 26, 2001, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.33 filed with the 2001 10-K)

10.43	Amended and Restated Guaranty dated as of December 26, 2001, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.34 filed with the 2001 10-K)

10.44	Affirmation of Guaranty dated as of March 5, 2003, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.8 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.45	Affirmation of Guaranty dated as of March 5, 2003, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.9 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.46	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to Metuchen, New Jersey property (Incorporated by reference to Exhibit 10.10 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.47	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between WinCup Holdings, Inc. and PNC Bank, National Association with respect to West Chicago, Illinois property (Incorporated by reference to Exhibit 10.11 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.48	Joinder dated January 24, 2002 joining Radnor Delaware II, Inc. to the Fourth Amended and Restated Revolving Credit and Security Agreement (Incorporated by reference to Exhibit 10.35 filed with the 2001 10-K)

10.49	Commitment Transfer Supplement, dated as of February 4, 2002, among PNC Bank, National Association, Fleet Capital Corporation, and PNC Bank, National Association, as agent for Lenders under the Fourth Amended and Restated Revolving Credit and Security Agreement. (Incorporated by reference to Exhibit 10.36 filed with the 2001 10-K)

10.50	Agreement Respecting a Term Loan and Other Credit Facilities, dated February 25, 1994, between Bank of Montreal and StyroChem Canada, Ltd., as amended (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 1 to the Original S-4)

10.51	Letter of Undertaking, dated December 5, 1996, made by StyroChem Canada, Ltd. and Radnor Holdings Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.64 filed with the Original S-4)

10.52	Guaranty, dated February 25, 1994, made by Radnor Chemical Corporation in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 1 to the Original S-4)

**10.53	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger, dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit 10.38 filed with the Original S-4)

**10.54	Employment Agreement, dated April 5, 1996, between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit 10.66 filed with the Original S-4)

**10.55	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

**10.56	Letter Agreement dated as of December 10, 1998 between Radnor Holdings Corporation and Van D. Groenewold (Incorporated by reference to Exhibit 10.52 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.57	Employment Agreement dated November 20, 2003 by and between Radnor Holdings Corporation and Michael T. Kennedy, to be effective upon the closing of the initial public offering of Radnor Holdings Corporation (Incorporated by reference to Exhibit 10.57 filed with Amendment No. 1 to the Form S-1)

**10.58	First Amendment to Employment Agreement, dated December 15, 2003, by and between Radnor Holdings Corporation and Michael T. Kennedy (Incorporated by reference to Exhibit 10.58 filed with Amendment No. 2 to the Form S-1)

**10.59	Radnor Holdings Corporation Equity Incentive Plan, dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit 10.39 filed with Amendment No. 1 to the Original S-4)

**10.60	Amendment to the Radnor Holdings Corporation Equity Incentive Plan, dated April 28, 1992 (Incorporated by reference to Exhibit 10.67 filed with the Form 10-Q for the quarterly period ended June 27, 1997 filed by Radnor Holdings Corporation)

**10.61	Amendment No. 2003-1 to the Radnor Holdings Corporation Equity Incentive Plan, dated October 29, 2003 (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the Form S-1)

**10.62	Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

**10.63	Radnor Holdings Corporation 2003 Omnibus Equity Compensation Plan adopted by Radnor Holdings Corporation’s Board of Directors and approved by its stockholders on December 15, 2003 (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 2 to the Form S-1)

10.64	Lease Agreement dated September 4, 2002 by and between Cairn Studio Ltd. and Polar Plastics Inc, as amended on February 5, 2003 and October 1, 2003, assigned to WinCup Holdings, Inc. on November 14, 2003 (Incorporated by reference to Exhibit 10.64 filed with Amendment No. 2 to the Form S-1)

10.65	Lease Agreement dated February 25, 2003 by and between POL (NC) QRS 15-25, Inc. and Polar Plastics (NC) Inc, assigned to WinCup Holdings, Inc. on November 14, 2003 (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 2 to the Form S-1)

10.66	First Amendment to Lease Agreement dated November 14, 2003 by and between WinCup Holdings, Inc. and POL (NC) QRS 15-25, Inc. (Incorporated by reference to Exhibit 10.66 filed with Amendment No. 2 to the Form S-1)

10.67	Guaranty and Suretyship Agreement dated November 14, 2003, made by Radnor Holdings Corporation to POL (NC) QRS 15-25, Inc. (Incorporated by reference to Exhibit 10.67 filed with Amendment No. 2 to the Form S-1)

10.68	Lease Agreement dated November 14, 2003 by and between Polar Plastics (NC) Inc and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.68 filed with Amendment No. 2 to the Form S-1)

10.69	Seventh Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 12, 2004, among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.69 filed with the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

10.70	Television Programming Distribution Agreement by and between Stream S.p.A. and CNI Europe (The Netherlands) BV dated as of July 31, 1997 (Incorporated by reference to Exhibit 10.70 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

10.71	Amendment to Television Programming Distribution Agreement by and between Stream S.p.A. and CNI Europe (The Netherlands) BV dated as of November 21, 2002 (Incorporated by reference to Exhibit 10.71 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 filed with the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Securities Act and Rule 406 Promulgated Thereunder for Confidential Treatment.
**	This Exhibit represents a management contract or compensatory plan or arrangement.
+	Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under Exchange Act and Rule 24b-2 Promulgated Thereunder.
++	Portions of this Exhibit have been deleted pursuant to the Company’s Application under Exchange Act and Rule 24b-2 Promulgated Thereunder for Confidential Treatment.

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

RADNOR HOLDINGS CORPORATION

Date: August 6, 2004	By:	/s/ MICHAEL T. KENNEDY
Michael T. Kennedy
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY	Chairman of the Board and Chief Executive Officer	August 6, 2004
Michael T. Kennedy

/s/ R. RADCLIFFE HASTINGS	Executive Vice President, Treasurer and Director	August 6, 2004
R. Radcliffe Hastings

/s/ MICHAEL V. VALENZA	Senior Vice President - Finance, Chief Financial Officer (principal accounting and financial officer)	August 6, 2004
Michael V. Valenza

/s/ PAUL M. FINIGAN	Director	August 6, 2004
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radnor Holdings Corporation and subsidiaries as of December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

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

As described in Note 14, the Company’s consolidated financial statements for fiscal 2002 and consolidated balance sheet for fiscal 2003 have been restated to reflect the expensing of divestiture related costs that were originally accounted for as a prepaid expense.

As discussed in Note 2 in the consolidated financial statements, the Company changed its accounting for certain equity investments and its accounting for stock-based compensation.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 22, 2004, except as to Note 14, which is as of August 3, 2004

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 26, 2003 and December 27, 2002

(In thousands, except share amounts)

	2003 (As Restated)	2002 (As Restated)
Assets

Current assets:
Cash	$6,896	$4,059
Accounts receivable, net	41,441	36,165
Inventories	52,202	37,715
Prepaid expenses and other	10,186	5,871
Deferred tax asset	2,889	2,261

	113,614	86,071

Property, plant, and equipment, at cost:
Land	7,034	6,956
Supplies and spare parts	6,044	4,282
Buildings and improvements	40,897	39,385
Machinery and equipment	236,820	198,794

	290,795	249,417
Less accumulated depreciation	(92,142)	(73,921)

	198,653	175,496

Investments	66,606	14,735

Intangible assets	5,790	—

Other assets	10,811	7,009

	$395,474	$283,311

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$45,993	$34,141
Accrued liabilities	26,913	15,154
Current portion of long-term debt	13,626	6,548
Current portion of capitalized lease obligations	2,324	1,141

	88,856	56,984

Long-term debt, net of current portion	237,478	205,928
Capitalized lease obligations, net of current portion	6,038	1,597
Deferred tax liability	3,552	7,816
Other non-current liabilities	3,608	1,746
Minority interest in consolidated subsidiary	48,934	—

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Voting and nonvoting common stock. Authorized 22,700 shares; issued and outstanding 6,245 shares	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(15,267)	(5,484)
Cumulative translation adjustment	2,887	(4,664)

Total stockholders’ equity	7,008	9,240

	$395,474	$283,311

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands)

	2003	2002 (As restated)	2001
Net sales	$341,664	$323,182	$325,734

Cost of goods sold	279,013	243,501	250,719

Gross profit	62,651	79,681	75,015

Operating expenses:
Distribution	23,335	22,621	25,176
Selling, general and administrative	31,567	33,124	32,464
Gain on sale of business	—	—	(10,493)
Other expenses (Notes 1 and 5)	1,838	1,244	—

	56,740	56,989	47,147

Income from operations	5,911	22,692	27,868

Interest, net	21,027	21,382	22,331
Income from unconsolidated affiliates	(3,623)	(6,165)	(1,160)
Other, net	902	1,146	2,657

	18,306	16,363	23,828

Income (loss) before income taxes and discontinued operations	(12,395)	6,329	4,040

Provision (benefit) for income taxes	(2,612)	2,455	2,150

Income (loss) before discontinued operations	(9,783)	3,874	1,890

Loss from discontinued operations, net of tax	—	48	247

Net income (loss)	$(9,783)	$3,826	$1,643

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands, except share amounts)

	Voting and nonvoting common stock		Additional paid-in capital	Retained earnings (deficit)	Cumulative translation adjustment	Total
	Shares	Amount
Balance, December 29, 2000	6,245	$1	$19,387	$(10,953)	$(10,246)	$(1,811)
Comprehensive income:
Net income	—	—	—	1,643	—	1,643
Translation adjustment	—	—	—	—	285	285

Total comprehensive income						1,928

Balance, December 28, 2001	6,245	1	19,387	(9,310)	(9,961)	117
Comprehensive income:
Net income (As restated)	—	—	—	3,826	—	3,826
Translation adjustment	—	—	—	—	5,297	5,297

Total comprehensive income (As restated)						9,123

Balance, December 27, 2002 (As restated)	6,245	1	19,387	(5,484)	(4,664)	9,240
Comprehensive loss:
Net loss	—	—	—	(9,783)	—	(9,783)
Translation adjustment	—	—	—	—	7,551	7,551

Total comprehensive loss						(2,232)

Balance, December 26, 2003 (As restated)	6,245	$1	$19,387	$(15,267)	$2,887	$7,008

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands)

	2003	2002 (As restated)	2001
Cash flows from operating activities:
Net income (loss)	$(9,783)	$3,826	$1,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,946	19,010	19,321
Gain on sale of business	—	—	(10,493)
Deferred income taxes	(3,163)	1,810	1,703
Income from unconsolidated affiliates	(3,623)	(6,165)	(1,160)
Discontinued operations	—	48	247
Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses
Accounts receivable, net	1,852	(761)	(1,882)
Inventories	(7,180)	(5,817)	4,150
Prepaid expenses and other	(2,515)	804	1,623
Accounts payable	5,939	(825)	(14,924)
Accrued liabilities	2,393	(3,839)	(2,058)

Net cash provided by (used in) continuing operations	1,866	8,091	(1,830)
Net cash used in discontinued operations	—	(130)	(67)

Net cash provided by (used in) operating activities	1,866	7,961	(1,897)

Cash flows from investing activities:
Capital expenditures	(11,405)	(10,558)	(12,358)
Net cash proceeds from sale of business	—	—	30,935
Business acquisitions	(4,502)	—	—
Distributions from unconsolidated affiliates	6,611	6,767	380
Investments in unconsolidated affiliates	(5,930)	(4,939)	(747)
Increase in other assets	(2,852)	(1,364)	(1,478)

Net cash provided by (used in) investing activities	$(18,078)	$(10,094)	$16,732

(Continued)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 26, 2003, December 27, 2002

and December 28, 2001

(In thousands)

	2003	2002 (As restated)	2001
Cash flows from financing activities:
Proceeds from borrowings	$206,163	$7,583	$7,158
Repayment of debt	(178,252)	(4,520)	(20,063)
Payments on capitalized lease obligations	(2,152)	(759)	(1,147)
Payments of financing fees	(6,092)	—	—

Net cash provided by (used in) financing activities	19,667	2,304	(14,052)

Effect of exchange rate changes on cash	(618)	(416)	(205)

Net increase (decrease) in cash	2,837	(245)	578

Cash, beginning of period	4,059	4,304	3,726

Cash, end of period	$6,896	$4,059	$4,304

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,698	$19,163	$21,031

Cash paid during the period for income taxes, net of refunds of $17 in 2001	$1,066	$648	$123

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, SALE OF BUSINESS AND DISCONTINUED OPERATIONS

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

Divestiture of European Operations

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

In addition to divesting its European insulation operations, the Company is also exploring the sale of its European specialty chemicals operations. In connection with this process, the Company incurred $1.2 million in costs, in 2002, primarily related to investment banking fees.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the assets are less than the sum of the future undiscounted cash flows such assets are considered to be impaired.

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

	2003	2002 (As restated)
Net sales	$372,015	$360,086
Net income (loss)	(12,311)	3,904

4.	INVESTMENTS

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

8.	INCOME TAXES

The components of income (loss) before taxes by source of income are as follows (in thousands):

	2003	2002 (As restated)	2001
United States	$(11,385)	$2,119	$4,394
Non U.S.	(1,010)	4,210	(354)

	$(12,395)	$6,329	$4,040

The provision (benefit) for income taxes for each of the three years in the period ended December 26, 2003 is as follows (in thousands):

	2003	2002 (As restated)	2001
Current:
Federal	$—	$(105)	$—
State	55	82	25
Foreign	496	668	422
Deferred	928	528	5,405
Utilization (generation) of net operating loss carryforwards (excluding generation of net operating loss due to discontinued operations in 2003, 2002 and 2001)	(5,751)	1,234	(3,907)
Valuation allowance	1,660	48	205

	$(2,612)	$2,455	$2,150

The components of deferred taxes at December 26, 2003 and December 27, 2002 are as follows (in thousands):

	2003 (As restated)	2002 (As restated)
Deferred tax assets:
Net operating loss carryforwards including loss from discontinued operations	$31,822	$25,859
Vacation pay and compensation accruals	706	493
Bad debt, inventory, and returns and allowances	829	609
Other accruals	3,144	994
Valuation allowance	(2,027)	(367)

	34,474	27,588

Deferred tax liabilities:
Accelerated tax depreciation	27,972	27,924
Gain on sale of business	1,095	1,101
Investment in partnership	5,145	3,559
Other	1,219	559

	35,431	33,143

Net deferred tax liability	$957	$5,555

Net current deferred tax liabilities of $294,000 were included in accrued liabilities at December 26, 2003.

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (in thousands):

	2003	2002 (As restated)	2001
United States federal statutory income tax	$(4,214)	$2,152	$1,366
State income taxes, net of federal benefit	(151)	228	176
Nondeductible expenses	92	133	108
Foreign tax rate differential	25	(106)	258
Other	(24)	—	37
Valuation allowance	1,660	48	205

	$(2,612)	$2,455	$2,150

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

	2003	2002 (As restated)	2001
	(In thousands)
Net income (loss):
As reported	$(9,783)	$3,826	$1,643
Deduct total stock option employee compensation expense determined under fair value-based method, net of related tax effects	—	(167)	(286)

Pro forma net income (loss)	$(9,783)	$3,659	$1,357

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

The following tables summarize the Company’s financial information and results of operations by segment and geographic region for fiscal years 2001 through 2003 (in thousands):

Operating:

2003 (As restated)	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$196,350	$145,314	$—	$—	$341,664
Transfers between operating segments	77	8,890	—	(8,967)	—
Income (loss) from operations	17,932	(499)	(11,522)	—	5,911
Total assets	210,091	103,680	81,703	—	395,474
Capital expenditures	8,953	2,298	154	—	11,405
Depreciation expense	9,184	5,918	209	—	15,311

2002 (As restated)	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$195,328	$124,508	$3,346	$—	$323,182
Transfers between operating segments	79	9,804	—	(9,883)	—
Income (loss) from operations	29,707	4,353	(11,368)	—	22,692
Total assets	162,123	94,528	26,660	—	283,311
Capital expenditures	7,632	2,641	285	—	10,558
Depreciation expense	9,074	4,859	189	—	14,122

2001	Packaging and insulation	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$235,634	$88,013	$2,087	$—	$325,734
Transfers between operating segments	232	25,645	—	(25,877)	—
Income (loss) from operations	26,193	(3,228)	4,903	—	27,868
Total assets	167,063	79,645	27,478	—	274,186
Capital expenditures	5,851	6,216	291	—	12,358
Depreciation expense	9,582	4,706	302	—	14,590

Geographic:

2003 (As restated)	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,598	$25,661	$89,405	$—	$341,664
Transfers between geographic segments	77	8,890	—	(8,967)	—
Income (loss) from operations	3,516	2,670	(275)	—	5,911
Total assets	322,055	15,195	58,224	—	395,474

2002 (As restated)	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,129	$21,712	$75,341	$—	$323,182
Transfers between geographic segments	79	9,804	—	(9,883)	—
Income from operations	15,243	4,691	2,758	—	22,692
Total assets	218,858	11,767	52,686	—	283,311

2001	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$223,559	$16,516	$85,659	$—	$325,734
Transfers between geographic segments	232	9,845	—	(10,077)	—
Income from operations	21,753	3,971	2,144	—	27,868
Total assets	219,008	11,010	44,168	—	274,186

13.	SUPPLEMENTAL FINANCIAL INFORMATION

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

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 26, 2003

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$2,863	$4,033	$—	$6,896
Accounts receivable, net	—	24,634	23,905	(7,098)	41,441
Inventory	—	41,131	11,071	—	52,202
Intercompany receivable	—	270	21,409	(21,679)	—
Prepaid expenses and other	49	8,905	1,290	(58)	10,186
Deferred tax asset	(25)	2,914	—	—	2,889

	24	80,717	61,708	(28,835)	113,614

Property, plant, and equipment	—	230,506	60,289	—	290,795
Less accumulated depreciation	—	(71,509)	(20,633)	—	(92,142)

	—	158,997	39,656	—	198,653

Intercompany receivable	38,051	22,934	—	(60,985)	—
Investments in subsidiaries	106,153	25,078	—	(131,231)	—
Investments in unconsolidated affiliates	—	—	66,606	—	66,606
Other assets	4,669	11,380	552	—	16,601

	$148,897	$299,106	$168,522	$(221,051)	$395,474

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$28,664	$17,675	$(346)	$45,993
Accrued liabilities	4,054	18,965	4,070	(176)	26,913
Intercompany payable	—	9,036	63	(9,099)	—
Current portion of long-term debt and capital lease obligations	—	14,933	1,017	—	15,950

	4,054	71,598	22,825	(9,621)	88,856

Long-term debt, net of current portion	135,000	111,841	7,197	(16,560)	237,478
Capital lease obligations, net of current portion	—	6,038	—	—	6,038
Intercompany payable	65,962	119	18,868	(84,949)	—
Deferred tax liability	(8,564)	7,113	4,884	119	3,552
Other non-current liabilities	—	3,571	37	—	3,608
Minority interest in consolidated subsidiary			48,934		48,934

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common Stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(56,720)	4,308	37,138	7	(15,267)
Cumulative translation adjustment	—	(3,090)	5,997	(20)	2,887

Total stockholders’ equity	(47,555)	98,826	65,777	(110,040)	7,008

	$148,897	$299,106	$168,522	$(221,051)	$395,474

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Income

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 26, 2003 (In thousands)

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 27, 2002

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$261	$3,798	$—	$4,059
Accounts receivable, net	—	21,390	20,188	(5,413)	36,165
Inventory	—	29,578	8,137	—	37,715
Intercompany receivable	—	(1,660)	10,791	(9,131)	—
Prepaid expenses and other	1,840	5,036	840	(1,845)	5,871
Deferred tax asset	—	2,261	—	—	2,261

	1,840	56,866	43,754	(16,389)	86,071

Property, plant, and equipment	—	199,253	50,164	—	249,417
Less accumulated depreciation	—	(59,742)	(14,179)	—	(73,921)

	—	139,511	35,985	—	175,496

Intercompany receivable	32,641	1,990	(266)	(34,365)	—
Investments in subsidiaries	106,153	24,235	843	(131,231)	—
Investments in unconsolidated affiliates	—	—	14,735	—	14,735
Other assets	1,809	4,408	792	—	7,009

	$142,443	$227,010	$95,843	$(181,985)	$283,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$23,008	$11,601	$(468)	$34,141
Accrued liabilities	1,161	13,725	2,231	(1,963)	15,154
Intercompany payable	—	8,601	(3,171)	(5,430)	—
Current portion of long-term debt and capital lease obligations	—	6,811	878	—	7,689

	1,161	52,145	11,539	(7,861)	56,984

Long-term debt, net of current portion	159,886	57,824	4,778	(16,560)	205,928
Capital lease obligations, net of current portion	—	1,597	—	—	1,597
Intercompany payable	25,736	5,074	16,553	(47,363)	—
Deferred tax liability	(3,991)	7,521	4,167	119	7,816
Other non-current liabilities	—	1,745	1	—	1,746
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Voting and nonvoting common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	96,761	23,463	(110,001)	19,387
Retained earnings (deficit)	(49,514)	10,107	34,216	(293)	(5,484)
Cumulative translation adjustment	—	(5,768)	1,104	—	(4,664)

Total stockholders’ equity	(40,349)	101,104	58,805	(110,320)	9,240

	$142,443	$227,010	$95,843	$(181,985)	$283,311

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Income

Fiscal year ended December 27, 2002

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,208	$106,857	$(9,883)	$323,182
Cost of goods sold	—	167,290	86,094	(9,883)	243,501

Gross profit	—	58,918	20,763	—	79,681
Operating expenses:
Distribution	—	17,009	5,612	—	22,621
Selling, general and administrative	1	26,346	6,777	—	33,124
Other expenses	—	1,244	—	—	1,244

Income (loss) from operations	(1)	14,319	8,374	—	22,692
Interest, net	4,804	13,927	2,651	—	21,382
Income from unconsolidated affiliates	—	—	(6,165)	—	(6,165)
Other, net	6	(393)	1,533	—	1,146

Income (loss) before income taxes and discontinued operations	(4,811)	785	10,355	—	6,329

Provision for income taxes:
Current	(1,781)	2,019	407	—	645
Deferred	149	(733)	2,394	—	1,810

	(1,632)	1,286	2,801	—	2,455

Income (loss) before discontinued operations	(3,179)	(501)	7,554	—	3,874
Loss from discontinued operations, net of tax	48	—	—	—	48

Net income (loss)	$(3,227)	$(501)	$7,554	$—	$3,826

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 27, 2002 (In thousands)

	Holding Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,014)	$11,896	$846	$233	$7,961
Cash flows from investing activities:
Capital expenditures	—	(10,000)	(558)	—	(10,558)
Increase in other assets	977	25	(608)	70	464

Net cash provided by (used in) investing activities	977	(9,975)	(1,166)	70	(10,094)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(404)	4,283	(816)	—	3,063
Net payments on capital lease obligations	—	(759)	—	—	(759)
Change in intercompany, net	4,472	(7,195)	3,026	(303)	—
Change in deferred tax liability	(31)	(457)	488	—	—

Net cash provided by (used in) financing activities	4,037	(4,128)	2,698	(303)	2,304

Effect of exchange rate changes on cash	—	(552)	136	—	(416)

Net increase (decrease) in cash	—	(2,759)	2,514	—	(245)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$261	$3,798	$—	$4,059

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Income

Fiscal year ended December 28, 2001

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,817	$110,565	$(11,648)	$325,734
Cost of goods sold	—	177,835	84,532	(11,648)	250,719

Gross profit	—	48,982	26,033	—	75,015
Operating expenses:
Distribution	—	17,542	7,634	—	25,176
Selling, general, and administrative	—	21,069	11,395	—	32,464
Gain on sale of business	—	(10,493)	—	—	(10,493)

Income from operations	—	20,864	7,004	—	27,868
Interest, net	—	18,376	3,955	—	22,331
Income from unconsolidated affiliates	—	—	(1,160)	—	(1,160)
Other, net	—	670	1,987	—	2,657

Income before income taxes and discontinued operations	—	1,818	2,222	—	4,040

Provision (benefit) for income taxes:
Current	—	329	118	—	447
Deferred	—	1,993	(290)	—	1,703

	—	2,322	(172)	—	2,150

Income (loss) before discontinued operations	—	(504)	2,394	—	1,890
Loss from discontinued operations, net of tax	247	—	—	—	247

Net income (loss)	$(247)	$(504)	$2,394	$—	$1,643

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 28, 2001 (In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,161)	$610	$2,654	$—	$(1,897)
Cash flows from investing activities:
Capital expenditures	—	(7,197)	(5,161)	—	(12,358)
Investment in subsidiary	—	(18,073)	—	18,073	—
Net cash proceeds from sale of business	—	30,935	—	—	30,935
Increase in other assets	949	(2,290)	(504)	—	(1,845)

Net cash provided by (used in) investing activities	949	3,375	(5,665)	18,073	16,732

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	—	(9,933)	(2,972)	—	(12,905)
Net payments on capital lease obligations	—	(928)	(219)	—	(1,147)
Change in paid-in-capital	—	—	18,073	(18,073)	—
Change in intercompany, net	4,212	8,574	(12,786)	—	—

Net cash provided by (used in) financing activities	4,212	(2,287)	2,096	(18,073)	(14,052)

Effect of exchange rate changes on cash	—	428	(633)	—	(205)

Net increase (decrease) in cash	—	2,126	(1,548)	—	578
Cash, beginning of period	—	894	2,832	—	3,726

Cash, end of period	$—	$3,020	$1,284	$—	$4,304

14.	RESTATEMENT

The Company restated its consolidated financial statements for the years ended December 27, 2002 and December 26, 2003. The restatement resulted from the reevaluation by the Company of its accounting for certain costs relating to its exploration of a possible sale of its European specialty chemicals operations. Historically, the Company’s management believed that the classification of such costs as prepaid expenses was appropriate. However, the Company’s management subsequently determined that those costs should have been expensed as operating costs in fiscal 2002 in accordance with U.S. generally accepted accounting principles. The restatement adjustment resulted in an increase in operating costs of $1.2 million, an increase in tax benefits of $423,000 and a decrease in net income of $821,000 for the year ended December 27, 2002. The restatement adjustment had the additional effect of reducing retained earnings by $821,000, reducing prepaid expenses and other current assets by $1.2 million and increasing deferred tax asset by $423,000 on the Company’s Consolidated Balance Sheets as of December 27, 2002 and December 26, 2003.

A summary of the effects of the restatement on our Consolidated Balance Sheets as of December 26, 2003 and December 27, 2002 is as follows:

	December 26, 2003		December 27, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Prepaid expenses and other	$11,430	$10,186	$7,115	$5,871
Deferred tax asset	2,466	2,889	1,838	2,261
Retained earnings (deficit)	(14,446)	(15,267)	(4,663)	(5,484)

A summary of the effects of the restatement on our Consolidated Statement of Operations for the year ended December 27, 2002 is as follows:

			December 27, 2002
			As Previously Reported	As Restated
			(In thousands)
Other expenses			$—	$1,244
Provision for income taxes			2,878	2,455
Net Income			4,647	3,826

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners’ capital of Radnor Investments, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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