Form 10-Q/A
period 2004-03-26
RADNOR HOLDINGS CORP
filed 2004-08-06
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

The number of shares outstanding of the Registrant’s common stock as of August 4, 2004:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

EXPLANATORY NOTE:

This Amendment No. 1 amends and restates our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, as filed with the Securities and Exchange Commission on May 7, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to reflect the restatement of our Consolidated Financial Statements for the fiscal quarter ended March 26, 2004.

As discussed in more detail in Note 11 to our Consolidated Financial Statements contained in this Form 10-Q/A, the restatement reflects the expensing of $1.2 million in costs in fiscal 2002 related to the exploration of the possible sale of our European specialty chemicals operations, that were originally accounted for as prepaid expenses and other current assets. The restatement adjustment resulted in reducing retained earnings by $821,000, reducing prepaid expenses by $1.2 million and increasing deferred tax asset by $423,000 on our Consolidated Balance Sheets as of December 26, 2003 and March 26, 2004 included herein.

Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the Original Filing, May 7, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the Securities and Exchange Commission since May 7, 2004.

Our Annual Report on Form 10-K for the fiscal year ended December 26, 2003 will also be restated in a similar fashion and will be filed simultaneously with this Form 10-Q/A.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 26, 2004	December 26, 2003
	(As restated)
Assets
Current assets:
Cash	$602	$6,896
Accounts receivable, net	48,426	41,441
Inventories, net	57,496	52,202
Prepaid expenses and other	10,716	10,186
Deferred tax asset	2,889	2,889

	120,129	113,614

Property, plant and equipment, at cost	291,400	290,795
Less accumulated depreciation	(95,881)	(92,142)

	195,519	198,653

Investments	66,097	66,606
Intangible assets	6,361	5,790
Other assets	14,444	10,811

	$402,550	$395,474

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,066	$45,993
Accrued liabilities	20,932	26,913
Current portion of long-term debt	4,234	13,626
Current portion of capitalized lease obligations	2,103	2,324

	79,335	88,856

Long-term debt, net of current portion	257,965	237,478
Capitalized lease obligations, net of current portion	5,568	6,038
Deferred tax liability	2,293	3,552
Other non-current liabilities	3,542	3,608
Minority interest in consolidated subsidiary	48,128	48,934
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(15,438)	(15,267)
Cumulative translation adjustment	1,769	2,887

Total stockholders’ equity	5,719	7,008

	$402,550	$395,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended
	March 26, 2004	March 28, 2003
Net sales	$96,300	$80,253
Cost of goods sold	77,627	63,455

Gross profit	18,673	16,798
Operating expenses:
Distribution	6,248	4,883
Selling, general and administrative	7,874	7,532
Other expenses (Note 5)	—	1,838

Income from operations	4,551	2,545
Interest, net	5,607	5,418
Income from unconsolidated affiliates	(159)	(828)
Other, net	190	190
Minority interest in operations of consolidated subsidiary	(806)	—

Loss before income taxes	(281)	(2,235)
Provision (benefit) for income taxes:
Current	459	364
Deferred	(569)	(1,213)

	(110)	(849)

Net loss	$(171)	$(1,386)

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

If the Acquisition had occurred at the beginning of fiscal 2003, pro forma revenues and net loss for the three months ended March 28, 2003 would have been approximately $88.2 million and $2.2 million, respectively. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies on the dates for the periods indicated or of the results that may be obtained in the future.

3.	INVENTORIES

The components of inventories were as follows (in thousands):

	March 26, 2004	December 26, 2003
Raw Materials	$12,920	$14,003
Work in Process	2,251	1,550
Finished Goods	42,325	36,649

	$57,496	$52,202

4.	INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	March 26, 2004			December 26, 2003
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer Lists	$3,983	$(150)	$3,833	$3,228	$(61)	$3,167
Non-Compete Agreement	2,671	(143)	2,528	2,671	(48)	2,623

	$6,654	$(293)	$6,361	$5,899	$(109)	$5,790

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

7.	INTEREST EXPENSE

Included in interest expense was $171,000 and $375,000 of amortization of deferred financing costs for the three months ended March 26, 2004 and March 28, 2003, respectively. Interest expense also included premium amortization of $105,000 for the three months ended March 28, 2003 related to the issuance of the Company’s 10% Series B Senior Notes due 2003, which were repaid on March 11, 2003.

8.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Net Loss	$(171)	$(1,386)
Foreign Currency Translation Adjustment	(1,118)	1,372

Comprehensive Loss	$(1,289)	$(14)

9.	STOCK-BASED COMPENSATION

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

The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 26, 2004

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$32	$570	$—	$602
Accounts receivable, net	—	26,668	30,648	(8,890)	48,426
Inventories, net	—	47,075	10,421	—	57,496
Intercompany receivable	—	—	25,432	(25,432)	—
Prepaid expenses and other	52	9,755	967	(58)	10,716
Deferred tax asset	(25)	2,914	—	—	2,889

	27	86,444	68,038	(34,380)	120,129

Property, plant and equipment, at cost	—	231,938	59,462	—	291,400
Less accumulated depreciation	—	(74,839)	(21,042)	—	(95,881)

	—	157,099	38,420	—	195,519

Intercompany receivable	36,180	82,392	—	(118,572)	—
Investments in subsidiaries	106,153	—	—	(106,153)	—
Investments in unconsolidated affiliates	—	—	66,097	—	66,097
Other assets	4,528	15,762	515	—	20,805

	$146,888	$341,697	$173,070	$(259,105)	$402,550

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$33,544	$19,242	$(720)	$52,066
Accrued liabilities and other	448	15,815	4,845	(176)	20,932
Intercompany payable	—	9,297	—	(9,297)	—
Current portion of long-term debt and capitalized lease obligations	—	5,364	973	—	6,337

	448	64,020	25,060	(10,193)	79,335

Long-term debt, net of current portion	135,000	128,583	10,942	(16,560)	257,965
Capital lease obligations, net of current portion	—	5,568	—	—	5,568
Intercompany payable	68,537	36,870	17,024	(122,431)	—
Deferred tax liability	(8,847)	6,529	4,492	119	2,293
Other non-current liabilities	—	3,542	—	—	3,542
Minority interest in consolidated subsidiary	—	—	48,128	—	48,128
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(57,415)	2,531	39,439	7	(15,438)
Cumulative translation adjustment	—	(3,554)	5,343	(20)	1,769

Total stockholders’ equity (deficit)	(48,250)	96,585	67,424	(110,040)	5,719

	$146,888	$341,697	$173,070	$(259,105)	$402,550

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 26, 2003

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$2,863	$4,033	$—	$6,896
Accounts receivable, net	—	24,634	23,905	(7,098)	41,441
Inventories, net	—	41,131	11,071	—	52,202
Intercompany receivable	—	270	21,409	(21,679)	—
Prepaid expenses and other	49	8,905	1,290	(58)	10,186
Deferred tax asset	(25)	2,914	—	—	2,889

	24	80,717	61,708	(28,835)	113,614

Property, plant and equipment, at cost	—	230,506	60,289	—	290,795
Less accumulated depreciation	—	(71,509)	(20,633)	—	(92,142)

	—	158,997	39,656	—	198,653

Intercompany receivable	38,051	22,934	—	(60,985)	—
Investments in subsidiaries	106,153	25,078	—	(131,231)	—
Investments in unconsolidated affiliates	—	—	66,606	—	66,606
Other assets	4,669	11,380	552	—	16,601

	$148,897	$299,106	$168,522	$(221,051)	$395,474

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$28,664	$17,675	$(346)	$45,993
Accrued liabilities and other	4,054	18,965	4,070	(176)	26,913
Intercompany payable	—	9,036	63	(9,099)	—
Current portion of long-term debt and capitalized lease obligations	—	14,933	1,017	—	15,950

	4,054	71,598	22,825	(9,621)	88,856

Long-term debt, net of current portion	135,000	111,841	7,197	(16,560)	237,478
Capital lease obligations, net of current portion	—	6,038	—	—	6,038
Intercompany payable	65,962	119	18,868	(84,949)	—
Deferred tax liability	(8,564)	7,113	4,884	119	3,552
Other non-current liabilities	—	3,571	37	—	3,608
Minority interest in consolidated subsidiary	—	—	48,934	—	48,934

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(56,720)	4,308	37,138	7	(15,267)
Cumulative translation adjustment	—	(3,090)	5,997	(20)	2,887

Total stockholders’ equity (deficit)	(47,555)	98,826	65,777	(110,040)	7,008

	$148,897	$299,106	$168,522	$(221,051)	$395,474

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the three months ended March 28, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(2,328)	$(7,017)	$(672)	$122	$(9,895)
Cash flows from investing activities:
Capital expenditures	—	(2,500)	(366)	—	(2,866)
Change in other assets	288	(945)	59	—	(598)

Net cash provided by (used in) investing activities	288	(3,445)	(307)	—	(3,464)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	(24,500)	34,290	5,919	—	15,709
Net payments on capitalized lease obligations	—	(283)	—	—	(283)
Payment of financing costs	(3,173)	(1,373)	—	—	(4,546)
Change in intercompany, net	29,713	(21,910)	(7,741)	(62)	—

Net cash provided by (used in) financing activities	2,040	10,724	(1,822)	(62)	10,880

Effect of exchange rate changes on cash	—	(384)	(6)	(60)	(450)

Net decrease in cash	—	(122)	(2,807)	—	(2,929)
Cash, beginning of period	—	392	3,667	—	4,059

Cash, end of period	$—	$270	$860	—	$1,130

11.	RESTATEMENT

The Company restated its consolidated financial statements for the years ended December 27, 2002 and December 26, 2003 and the quarter ended March 26, 2004. The restatement resulted from the reevaluation by the Company of its accounting for certain costs relating to its exploration of a possible sale of its European specialty chemicals operations. Historically, the Company’s management believed that the classification of such costs as prepaid expenses and other current assets was appropriate. However, the Company’s management subsequently determined that those costs should have been expensed as operating costs in fiscal 2002 in accordance with U.S. generally accepted accounting principles. The restatement adjustment resulted in an increase in operating costs of $1.2 million, an increase in tax benefits of $423,000 and a decrease in net income of $821,000 for the year ended December 27, 2002. The restatement adjustment had the additional effect of reducing retained earnings by $821,000, reducing prepaid expenses and other current assets by $1.2 million and increasing deferred tax asset by $423,000 on the Company’s Consolidated Balance Sheets as of December 27, 2002, December 26, 2003 and March 26, 2004.

A summary of the effects of the restatement on our Consolidated Balance Sheets as of March 26, 2004 and December 26, 2003 is as follows:

	March 26, 2004		December 26, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Prepaid expenses and other	$11,960	$10,716	$11,430	$10,186
Deferred tax asset	2,466	2,889	2,466	2,889
Retained earnings (deficit)	(14,617)	(15,438)	(14,446)	(15,267)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended March 26, 2004, operating expenses decreased $0.1 million to $14.1 million from $14.3 million for the three months ended March 28, 2003. The decrease was primarily due to $1.8 million of expenses incurred during the three months ended March 28, 2003 related to the extinguishment of long-term debt as described in Note 5 for which there was no corresponding expense in the current period. This was partially offset by higher distribution costs ($0.8 million), the impact of the Acquisition ($0.5 million) and foreign currency changes ($0.5 million).

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest (1)	$367,915	$33,365	$61,781	$102,803	$169,966
Capital lease obligations	9,309	2,760	4,778	1,771	—
Operating lease obligations	51,670	7,954	10,991	8,152	24,573
Non-compete obligations	3,000	600	1,200	1,200	—
Purchase obligations (2)	313,830	103,830	105,000	70,000	35,000

	$745,724	$148,509	$183,750	$183,926	$229,539

(1)	As adjusted to give effect to the sale of the $70.0 million Senior Secured Floating Rate Notes due 2009, as described in Note 6 above, and the application of the net proceeds therefrom, these amounts as of December 26, 2003 would have been: $391,600, total; $26,858, less than 1 year; $53,975, 1-3 years; $67,994, 4-5 years; and $242,773, after 5 years.
(2)	These amounts represent commitments under long-term styrene monomer supply contracts, as discussed in Note 6 to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2003, as well as short term commitments under natural gas contracts.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Indenture, dated as of April 27, 2004, among Radnor Holdings Corporation, as issuer, and Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as guarantors, and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees

4.2	Exchange and Registration Rights Agreement, dated as of April 27, 2004, between Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as issuers, and Lehman Brothers Inc., as initial purchaser (Incorporated by reference to Exhibit 4.2 filed with the Original Filing.)

10.1	Eighth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated April 27, 2004, by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 filed with the Original Filing.)

10.2	Security Agreement, dated as of April 27, 2004, among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and Wachovia Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.2 filed with the Original Filing.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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