Form 10-Q
period 2004-06-25
RADNOR HOLDINGS CORP
filed 2004-08-06
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2004

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

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 25, 2004	December 26, 2003
Assets
Current assets:
Cash	$2,725	$6,896
Accounts receivable, net	52,373	41,441
Inventories, net	60,643	52,202
Prepaid expenses and other	12,749	10,186
Deferred tax asset	2,889	2,889

	131,379	113,614

Property, plant and equipment, at cost	294,756	290,795
Less accumulated depreciation	(100,159)	(92,142)

	194,597	198,653

Investments	65,951	66,606
Intangible assets	6,166	5,790
Other assets	18,177	10,811

	$416,270	$395,474

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,329	$45,993
Accrued liabilities	22,413	26,913
Current portion of long-term debt	4,176	13,626
Current portion of capitalized lease obligations	2,001	2,324

	80,919	88,856

Long-term debt, net of current portion	271,602	237,478
Capitalized lease obligations, net of current portion	5,779	6,038
Deferred tax liability	2,398	3,552
Other non-current liabilities	3,534	3,608
Minority interest in consolidated subsidiary	47,320	48,934

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained deficit	(16,470)	(15,267)
Cumulative translation adjustment	1,800	2,887

Total stockholders’ equity	4,718	7,008

	$416,270	$395,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net sales	$108,105	$83,235	$204,405	$163,488

Cost of goods sold	87,158	71,421	164,785	134,876

Gross profit	20,947	11,814	39,620	28,612

Operating expenses:
Distribution	7,435	5,989	13,683	10,872
Selling, general and administrative	8,893	7,366	16,767	14,898
Other expenses (Note 5)	—	—	—	1,838

Income (loss) from operations	4,619	(1,541)	9,170	1,004

Interest, net	6,424	5,076	12,031	10,494
Income from unconsolidated affiliates	(151)	(684)	(310)	(1,512)
Other, net	167	224	357	414
Minority interest in operations of consolidated subsidiary	(806)	—	(1,612)	—

Loss before income taxes	(1,015)	(6,157)	(1,296)	(8,392)

Provision (benefit) for income taxes:
Current	660	(93)	1,119	271
Deferred	(643)	(2,247)	(1,212)	(3,460)

	17	(2,340)	(93)	(3,189)

Net loss	$(1,032)	$(3,817)	$(1,203)	$(5,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended
	June 25, 2004	June 27, 2003
Cash flows from operating activities:
Net loss	$(1,203)	$(5,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,754	9,134
Deferred income taxes	(1,212)	(3,460)
Income from unconsolidated affiliates	(310)	(1,512)
Minority interest in operations of consolidated subsidiary	(1,612)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,716)	(5,025)
Inventories	(8,706)	(5,387)
Prepaid expenses and other	(2,589)	(2,783)
Accounts payable	6,740	3,149
Accrued liabilities and other	(5,334)	392

Net cash used in operating activities	(16,188)	(10,695)

Cash flows from investing activities:
Capital expenditures	(5,354)	(6,784)
Distributions from affiliates	3,056	2,809
Investments in affiliates	(2,073)	(2,456)
Increase in other assets	(4,505)	(466)

Net cash used in investing activities	(8,876)	(6,897)

Cash flows from financing activities:
Proceeds from borrowings	76,457	198,449
Repayment of debt	(51,562)	(177,126)
Payments on capitalized lease obligations	(1,401)	(413)
Payment of financing fees	(2,670)	(4,546)

Net cash provided by financing activities	20,824	16,364

Effect of exchange rate changes on cash	69	(1,101)

Net decrease in cash	(4,171)	(2,329)

Cash, beginning of period	6,896	4,059

Cash, end of period	$2,725	$1,730

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$10,345	$6,396

Cash paid during the period for income taxes	$111	$1,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net Sales to Unaffiliated Customers:
Packaging	$60,373	$47,813	$116,271	$92,785
Specialty Chemicals	51,104	38,090	94,425	75,145
Corporate and Other	—	—	—	—
Transfers Between Operating Segments(1)	(3,372)	(2,668)	(6,291)	(4,442)

Consolidated	$108,105	$83,235	$204,405	$163,488

Income (Loss) From Operations:
Packaging	$4,914	$406	$10,236	$6,855
Specialty Chemicals	2,708	428	4,434	833
Corporate and Other	(3,003)	(2,375)	(5,500)	(6,684)

Consolidated	$4,619	$(1,541)	$9,170	$1,004

Income (Loss) Before Income Taxes:
Packaging	$1,285	$(3,413)	$3,070	$82
Specialty Chemicals	919	(1,373)	1,214	(2,392)
Corporate and Other	(3,219)	(1,371)	(5,580)	(6,082)

Consolidated	$(1,015)	$(6,157)	$(1,296)	$(8,392)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net Sales to Unaffiliated Customers:
United States	$69,607	$53,843	$133,334	$107,502
Canada	10,624	8,368	19,924	17,553
Europe	31,246	23,692	57,438	42,875
Transfers Between Geographic Regions(1)	(3,372)	(2,668)	(6,291)	(4,442)

Consolidated	$108,105	$83,235	$204,405	$163,488

Income (Loss) From Operations:
United States	$1,213	$(2,593)	$3,161	$(1,084)
Canada	1,434	146	3,261	1,809
Europe	1,972	906	2,748	279

Consolidated	$4,619	$(1,541)	$9,170	$1,004

Income (Loss) Before Income Taxes:
United States	$(3,246)	$(6,214)	$(5,175)	$(8,610)
Canada	831	(326)	2,263	948
Europe	1,400	383	1,616	(730)

Consolidated	$(1,015)	$(6,157)	$(1,296)	$(8,392)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic food packaging operations, as well as the sale of product from the Company’s domestic food packaging operations to its European food packaging operations.

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

If the Acquisition had occurred at the beginning of fiscal 2003, pro forma revenues and net loss for the second quarter and six months ended June 27, 2003 would have been approximately $91.6 million and $179.8 million and $4.3 million and $6.5 million, respectively. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies on the dates for the periods indicated or of the results that may be obtained in the future.

3. INVENTORIES

The components of inventories were as follows (in thousands):

	June 25, 2004	December 26, 2003
Raw Materials	$15,651	$14,003
Work in Process	2,359	1,550
Finished Goods	42,633	36,649

	$60,643	$52,202

4. INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	June 25, 2004			December 26, 2003
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer Lists	$3,983	$(249)	$3,734	$3,228	$(61)	$3,167
Non-Compete Agreement	2,671	(239)	2,432	2,671	(48)	2,623

	$6,654	$(488)	$6,166	$5,899	$(109)	$5,790

The intangible assets are being amortized on a straight-line basis over the expected period of benefit. The aggregate amortization expense related to intangible assets for the three months and six months ended June 25, 2004 was $0.2 million and $0.4 million, respectively.

5. LONG-TERM DEBT

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The Company recorded $1.8 million of other expenses related to extinguishment of long-term debt, which included the $1.0 million write-off of deferred financing costs and debt premium related to the repayment of the Company’s 10.0% Series A and Series B Senior Notes due 2003, as well as $0.8 million of personnel costs directly related to the debt extinguishment.

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes is reset quarterly and is payable quarterly, with the first payment having been made on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities.

6. INTEREST EXPENSE

Included in interest expense was $256,000 and $147,000 of amortization of deferred financing costs for the three months ended June 25, 2004 and June 27, 2003, respectively, and $428,000 and $521,000 of amortization of deferred financing costs for the six months ended June 25, 2004 and June 27, 2003, respectively. Interest expense also included premium amortization of $105,000 for the six months ended June 27, 2003 related to the issuance of the Company’s 10% Series B Senior Notes due 2003, which were repaid on March 11, 2003.

7. COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net Loss	$(1,032)	$(3,817)	$(1,203)	$(5,203)
Foreign Currency Translation Adjustment	31	2,410	(1,087)	3,782

Comprehensive Loss	$(1,001)	$(1,407)	$(2,290)	$(1,421)

8. STOCK-BASED COMPENSATION

At June 25, 2004, the Company had a stock-based compensation plan as described in Note 9 to the consolidated financial statements in the Company’s Form 10-K/A for fiscal 2003. The Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plan. As of June 25, 2004, all previously issued stock options were fully vested. Accordingly, no compensation expense has been recognized in the Company’s net loss for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and will account for all prospective option grants under the fair value method. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net Loss
As reported	$(1,032)	$(3,817)	$(1,203)	$(5,203)
Pro forma	(1,032)	(3,817)	(1,203)	(5,203)

9. SUPPLEMENTAL FINANCIAL INFORMATION

Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company’s $135.0 million of 11.0% Senior Notes due 2010 and $70.0 million of Senior Secured Floating Rate Notes due 2009 are fully and unconditionally jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries, all of which are 100% owned by the Company.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries.

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of June 25, 2004 and December 26, 2003, the net assets of these foreign subsidiaries totaled $33.0 million and $29.8 million, respectively.

The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$210	$2,515	$—	$2,725
Accounts receivable, net	—	28,048	31,949	(7,624)	52,373
Inventories, net	—	49,957	10,686	—	60,643
Intercompany receivable	—	—	26,450	(26,450)	—
Prepaid expenses and other	53	11,467	1,287	(58)	12,749
Deferred tax asset	(25)	2,914	—	—	2,889

	28	92,596	72,887	(34,132)	131,379

Property, plant and equipment, at cost	—	235,129	59,627	—	294,756
Less accumulated depreciation	—	(78,148)	(22,011)	—	(100,159)

	—	156,981	37,616	—	194,597

Intercompany receivable	63,598	39,987	—	(103,585)	—
Investments in subsidiaries	106,153	—	—	(106,153)	—
Investments in unconsolidated affiliates	—	—	65,951	—	65,951
Other assets	6,973	16,878	492	—	24,343

	$176,752	$306,442	$176,946	$(243,870)	$416,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$29,549	$23,393	$(613)	$52,329
Accrued liabilities and other	5,122	13,723	3,744	(176)	22,413
Intercompany payable	21,763	32,639	104	(54,506)	—
Current portion of long-term debt and capitalized lease obligations	—	5,236	941	—	6,177

	26,885	81,147	28,182	(55,295)	80,919

Long-term debt, net of current portion	205,000	73,269	9,893	(16,560)	271,602
Capital lease obligations, net of current portion	—	5,779	—	—	5,779
Intercompany payable	3,597	42,115	16,382	(62,094)	—
Deferred tax liability	(9,356)	5,969	5,666	119	2,398
Other non-current liabilities	—	3,530	4	—	3,534
Minority interest in consolidated subsidiary	—	—	47,320	—	47,320

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	97,604	22,620	(110,001)	19,387
Retained earnings (deficit)	(58,539)	508	41,554	7	(16,470)
Cumulative translation adjustment	—	(3,483)	5,303	(20)	1,800

Total stockholders’ equity (deficit)	(49,374)	94,633	69,499	(110,040)	4,718

	$176,752	$306,442	$176,946	$(243,870)	$416,270

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$69,607	$41,870	$(3,372)	$108,105

Cost of goods sold	—	55,835	34,695	(3,372)	87,158

Gross profit	—	13,772	7,175	—	20,947

Operating expenses:
Distribution	—	5,433	2,002	—	7,435
Selling, general and administrative	4	7,126	1,763	—	8,893

Income (loss) from operations	(4)	1,213	3,410	—	4,619

Interest, net	1,630	4,029	765	—	6,424
Income from unconsolidated affiliates	—	—	(151)	—	(151)
Other, net	—	(236)	403	—	167
Minority interest in operations of consolidated subsidiary	—	—	(806)	—	(806)

Income (loss) before income taxes	(1,634)	(2,580)	3,199	—	(1,015)

Provision (benefit) for income taxes:
Current	—	4	656	—	660
Deferred	(510)	(561)	428	—	(643)

	(510)	(557)	1,084	—	17

Net income (loss)	$(1,124)	$(2,023)	$2,115	$—	$(1,032)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$133,334	$77,362	$(6,291)	$204,405

Cost of goods sold	—	107,312	63,764	(6,291)	164,785

Gross profit	—	26,022	13,598	—	39,620

Operating expenses:
Distribution	—	9,731	3,952	—	13,683
Selling, general and administrative	6	13,068	3,693	—	16,767

Income (loss) from operations	(6)	3,223	5,953	—	9,170

Interest, net	2,955	7,720	1,356	—	12,031
Income from unconsolidated affiliates	—	—	(310)	—	(310)
Other, net	—	(392)	749	—	357
Minority interest in operations of consolidated subsidiary	—	—	(1,612)	—	(1,612)

Income (loss) before income taxes	(2,961)	(4,105)	5,770	—	(1,296)

Provision (benefit) for income taxes:
Current	—	10	1,109	—	1,119
Deferred	(792)	(665)	245	—	(1,212)

	(792)	(655)	1,354	—	(93)

Net income (loss)	$(2,169)	$(3,450)	$4,416	$—	$(1,203)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the six months ended June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities:	$(1,746)	$(16,460)	$1,759	$259	$(16,188)

Cash flows from investing activities:
Capital expenditures	—	(4,560)	(794)	—	(5,354)
Change in other assets	215	(5,438)	1,813	(112)	(3,522)

Net cash provided by (used in) investing activities	215	(9,998)	1,019	(112)	(8,876)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and unsecured notes payable	70,000	(47,946)	2,993	(152)	24,895
Net payments on capitalized lease obligations	—	(1,400)	(265)	264	(1,401)
Payment of financing costs	(2,670)	—	—	—	(2,670)
Dividends paid	350	(350)	—	—	—
Change in intercompany, net	(66,149)	73,430	(7,022)	(259)	—

Net cash provided by (used in) financing activities	1,531	23,734	(4,294)	(147)	20,824

Effect of exchange rate changes on cash	—	71	(2)	—	69

Net decrease in cash	—	(2,653)	(1,518)	—	(4,171)

Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$210	$2,515	$—	$2,725

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

Condensed Consolidating Statement of Operations

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

General

Radnor Holdings Corporation is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. On November 14, 2003 we acquired the operations of Polar Plastics, Inc. and its subsidiary (the “Acquisition”). The Acquisition extended our product line to include thermoformed and injection molded foodservice products. We are also upgrading our thermoforming equipment and installing new production lines to facilitate the introduction of our proprietary cold drink cups in 2004.

We have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 25 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products in the United States. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2003, we produced 13 billion foam cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 354 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Net Sales

Net sales represent the sales of the Company’s products less (i) cash discounts and allowances, which historically have averaged approximately 2% of gross sales, and (ii) sales and marketing rebates.

Cost of Goods Sold

Raw material costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. Beginning in July 2003 through July 2004, market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 54% to $.60 per pound. Although future raw material prices cannot be predicted with accuracy, prices for styrene monomer are forecasted by independent industry surveys and producer reports to increase through August 2004 to $.67 per pound and then decrease by approximately 10% over the remainder of 2004. While the Company has been able to pass on the majority of past raw material price increases to customers, the Company may not be able to increase prices if raw material costs rise further in the future.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins generally fluctuate in a fashion similar to the fluctuations affecting styrene monomer, since polystyrene is largely a derivative of styrene monomer. Prices can also change based on the operating rates of polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, is currently $0.76 per pound. The forecasted price of HIPS is expected to range between $0.62 and $0.83 per pound during 2004.

Polypropylene resin pricing generally follows the raw material price of propylene and is influenced by the operating rates of polypropylene manufacturing locations. Polypropylene has had a tendency to fluctuate significantly over time. For example, the contract price for polypropylene has ranged from $0.40 to $0.51 per pound from July 2003 through July 2004. Independent industry surveys and producer reports project the contract price for polypropylene to decline to approximately $0.45 per pound by the end of 2004.

Distribution Expense

The Company delivers its products from its distribution centers using a combination of common carriers and its own fleet of leased vehicles. Distribution expense consists of the costs to ship products, including costs of labor and leased vehicles.

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

Comparability of Periods

Financial results for the periods presented are not fully comparable because of the Acquisition in November 2003.

Results of Operations

Executive Summary

The Company’s profitability improved significantly during the three and six months ended June 25, 2004 compared to the same periods in the prior year. Results from the Acquisition, combined with higher across-the-board selling prices and increased sales volumes, more than offset increases in raw material costs as gross profit increased 77.1% and 38.5%, respectively, during the three and six months ended June 25, 2004. Income from operations increased $6.1 million and $8.2 million for the three and six months ended June 25, 2004, respectively, as increases in operating expense were more than offset by higher gross profit.

Three months ended June 25, 2004 compared with the three months ended June 27, 2003

Consolidated Results

Significant Trends

As discussed above, the Company’s principal raw materials are styrene monomer and resins made from polypropylene and polystyrene. Market prices for styrene monomer were approximately 30% higher during the quarter ended June 25, 2004 than in the same period in 2003 due in large part to escalating feedstock costs, while market prices for polypropylene and polystyrene increased approximately 14% and 8%, respectively. Gross margin increased from 14.2% of net sales during the three months ended June 27, 2003 to 19.3% of net sales during the three months ended June 25, 2004, demonstrating the Company’s ability to offset higher raw material costs with increased selling prices and improved operating efficiencies.

In June 2004, the Company implemented a price increase on its foodservice foam products averaging approximately 6%. In July 2004, an 8% price increase was implemented on its foodservice plastic products. In addition to these recently implemented foodservice price increases, the Company has announced an increase on both foam and plastic products effective September 2004, which is expected to average 6%.

The following table summarizes the consolidated results of operations for the three months ended June 25, 2004 and June 27, 2003.

	Three Months Ended
(dollars in millions)	June 25, 2004	June 27, 2003	Increase	% Change
Net sales	$108.1	$83.2	$24.9	29.9%
Gross profit	20.9	11.8	9.1	77.1%
Operating expenses	16.3	13.3	3.0	22.6%
Income (loss) from operations	4.6	(1.5)	6.1	n/a

Net sales for the three months ended June 25, 2004 were $108.1 million, a 29.9% increase from $83.2 million for the three months ended June 27, 2003. This increase was primarily caused by the Acquisition (11.5%), higher sales volumes (10.7%) and higher average selling prices (3.7%), combined with favorable changes in foreign currency rates (2.7%).

Gross profit increased by $9.1 million to $20.9 million or 19.3% of net sales for the three months ended June 25, 2004 from $11.8 million or 14.2% of net sales for the similar three-month period in 2003. This increase was primarily due to the impact of higher sales volumes at the specialty chemicals operations ($8.4 million), foodservice packaging and EPS selling price increases ($3.0 million), lower energy costs at the packaging operations ($2.7 million) and the Acquisition ($2.0 million). These changes were partially offset by higher raw material costs ($6.4 million).

During the three months ended June 25, 2004, operating expenses increased $3.0 million to $16.3 million from $13.3 million for the three months ended June 27, 2003. The increase was primarily due to higher distribution costs resulting from higher sales volumes.

For the reasons described above, income from operations increased by $6.1 million for the three months ended June 25, 2004 to $4.6 million from a $1.5 million loss for the comparable period in 2003.

Interest expense increased $1.3 million to $6.4 million during the three months ended June 25, 2004 from $5.1 million in the comparable period in the prior year, due to higher average debt levels primarily resulting from the Acquisition and higher average interest rates. Other expenses of $0.2 million for the three months ended June 25, 2004 were comparable to the same period last year.

The effective tax rate for the three months ended June 25, 2004 was 2%, as compared to 38% in the same period in the prior year. This reduction in the effective tax rate was primarily due to the creation of a reserve against certain expenses at the Company’s Canadian operations. As of June 25, 2004, the Company had $88.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the three months ended June 25, 2004 and June 27, 2003.

	Three Months Ended
(dollars in millions)	June 25, 2004	June 27, 2003	Increase	% Change
Net sales	$60.4	$47.8	$12.6	26.4%
Gross profit	13.6	7.4	6.2	83.8%
Operating expenses	8.7	7.0	1.7	24.3%
Income from operations	4.9	0.4	4.5	1125.0%

The operating results of the packaging segment improved during the quarter ended June 25, 2004, compared to the same quarter in the prior year. Increased sales volumes and selling prices more than offset higher raw material costs and operating expenses, resulting in a $4.5 million increase in income from operations.

Net sales in the packaging segment for the three months ended June 25, 2004 increased 26.4% to $60.4 million from $47.8 million during the second quarter of 2003. This increase was primarily due to the Acquisition (20.1% or $9.6 million), combined with higher average selling prices and increased sales volumes (2.7% or $1.3 million).

Gross profit increased $6.2 million to $13.6 million for the three months ended June 25, 2004 from $7.4 million for the comparable fiscal quarter in 2003. This increase was primarily caused by lower energy costs ($2.7 million) and the impact of the Acquisition ($2.0 million), combined with higher average selling prices ($0.8 million). As a percentage of net sales, gross profit increased from 15.5% for the three months ended June 27, 2003 to 22.5% for the three months ended June 25, 2004.

Operating expenses increased $1.7 million to $8.7 million during the three months ended June 25, 2004 from $7.0 million during the same period in the prior year. This increase was primarily due to higher distribution costs ($0.8 million), combined with higher selling, general and administrative expenses ($0.9 million).

For the reasons described above, income from operations increased $4.5 million to $4.9 million for the three months ended June 25, 2004 from $0.4 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the three months ended June 25, 2004 and June 27, 2003.

	Three Months Ended
(dollars in millions)	June 25, 2004	June 27, 2003	Increase	% Change
Net sales	$51.1	$38.1	$13.0	34.1%
Gross profit	7.3	4.4	2.9	65.9%
Operating expenses	4.6	4.0	0.6	15.0%
Income from operations	2.7	0.4	2.3	575.0%

For the three months ended June 25, 2004, net sales in the specialty chemicals segment increased $13.0 million or 34.1% to $51.1 million from $38.1 million during the three months ended June 27, 2003. This increase was primarily due to an increase in sales volumes (22.0% or $8.4 million). In addition to increased sales volumes, higher selling prices (6.1% or $2.3 million) and the impact of changes in foreign currency exchange rates (5.9% or $2.2 million) also contributed to the increase in net sales. Net sales included $3.4 million and $2.7 million of sales to the packaging segment for the three months ended June 25, 2004 and June 27, 2003, respectively, which were eliminated in consolidation.

Gross profit increased by $2.9 million to $7.3 million or 14.3% of net sales for the three months ended June 25, 2004 from $4.4 million or 11.5% of net sales for the similar three-month period in 2003. This increase was primarily due to the impact of increased sales volumes ($8.4 million) and higher selling prices ($2.2 million), partially offset by higher styrene monomer costs ($9.3 million).

For the three months ended June 25, 2004, operating expenses increased by $0.6 million to $4.6 million from $4.0 million in the prior year period primarily due to higher distribution costs resulting from the growth in sales volumes.

For the reasons described above, income from operations increased $2.3 million to $2.7 million during the three months ended June 25, 2004 compared to $0.4 million in the prior year period.

Corporate and Other

Corporate operating expenses increased by $0.6 million during the fiscal quarter ended June 25, 2004 compared to the second fiscal quarter of 2003 primarily due to higher insurance-related costs.

Six months ended June 25, 2004 compared with the six months ended June 27, 2003

Consolidated Results

The following table summarizes the consolidated results of operations for the six months ended June 25, 2004 and June 27, 2003.

	Six Months Ended
(dollars in millions)	June 25, 2004	June 27, 2003	Increase	% Change
Net sales	$204.4	$163.5	$40.9	25.0%
Gross profit	39.6	28.6	11.0	38.5%
Operating expenses	30.4	27.6	2.8	10.1%
Income from operations	9.2	1.0	8.2	820.0%

Net sales for the six months ended June 25, 2004 were $204.4 million, a 25.0% increase from $163.5 million for the six months ended June 27, 2003. This increase was primarily caused by the impact of the Acquisition (10.7%), higher sales volumes and higher selling prices (8.7%), and favorable changes in foreign currency rates (4.3%).

Gross profit for the six months ended June 25, 2004 increased to $39.6 million from $28.6 million for the same period in the prior year. This was primarily caused by increased sales volumes at the Specialty Chemicals operations ($8.2 million), higher average selling prices at our specialty chemicals and foodservice packaging operations ($5.2 million), the Acquisition ($4.0 million), and the impact of cost reduction initiatives implemented in the prior year. These changes were partially offset by higher raw material costs ($9.4 million). As a percentage of net sales, gross profit increased from 17.5% for the six months ended June 27, 2003 to 19.4% for the six months ended June 25, 2004.

During the six months ended June 25, 2004, operating expenses increased $2.8 million to $30.4 million from $27.6 million for the six months ended June 27, 2003. The increase was primarily due to higher distribution costs ($2.4 million), and higher selling, general and administrative expenses ($1.2 million), offset by $1.8 million of expenses incurred during the six months ended June 27, 2003 related to the extinguishment of long-term debt as described in Note 5 for which there was no corresponding expense in the current period.

For the reasons described above, income from operations increased by $8.2 million for the six months ended June 25, 2004 to $9.2 million from $1.0 million for the comparable period in 2003.

Interest expense increased $1.5 million to $12.0 million during the six months ended June 25, 2004 from $10.5 million in the comparable period in the prior year, primarily due to higher average debt levels resulting from the Acquisition and higher average interest rates. Other expense of $0.4 million for the six months ended June 27, 2004 was comparable to the same period last year.

The effective tax rate for the six months ended June 25, 2004 was 7%, as compared to 38% in the same period in the prior year. This reduction in the effective tax rate was primarily due to the creation of a reserve against certain expenses at the Company’s Canadian operations. As of June 25, 2004, the Company had $88.5 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the six months ended June 25, 2004 and June 27, 2003.

	Six Months Ended
(dollars in millions)	June 25, 2004	June 27, 2003	Increase	% Change
Net sales	$116.3	$92.8	$23.5	25.3%
Gross profit	26.0	19.6	6.4	32.7%
Operating expenses	15.8	12.7	3.1	24.4%
Income from operations	10.2	6.9	3.3	47.8%

During the six months ended June 25, 2004, net sales increased by $23.5 million or 25.3% to $116.3 million, as compared to the same period in the prior year. This increase was mainly due to the Acquisition (18.9% or $17.6 million), combined with higher average selling prices and sales volumes (2.5% or $2.4 million).

Gross profit increased $6.4 million to $26.0 million for the six months ended June 25, 2004 from $19.6 million for the comparable six-month period in 2003. This was primarily caused by the Acquisition ($4.0 million), combined with higher average selling prices ($1.6 million) and lower energy-related costs ($1.3 million). As a percentage of net sales, gross profit increased from 21.1% for the six months ended June 27, 2003 to 22.4% for the six months ended June 25, 2004.

Operating expenses increased $3.1 million to $15.8 million during the six months ended June 25, 2004 from $12.7 million during the same period in the prior year. This increase was primarily due to higher distribution costs ($1.9 million), combined with higher selling, general and administrative expenses ($1.1 million).

For the reasons described above, income from operations increased $3.3 million to $10.2 million for the six months ended June 25, 2004 from $6.9 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the six months ended June 25, 2004 and June 27, 2003.

	Six Months Ended
(dollars in millions)	June 25, 2004	June 27, 2003	Increase	% Change
Net sales	$94.4	$75.1	$19.3	25.7%
Gross profit	13.6	9.0	4.6	51.1%
Operating expenses	9.2	8.2	1.0	12.2%
Income from operations	4.4	0.8	3.6	450.0%

For the six months ended June 25, 2004, net sales in the specialty chemicals segment increased 25.7% to $94.4 million from $75.1 million during the six months ended June 27, 2003. This increase was primarily due to higher sales volumes ($8.2 million) as unit sales increased 12%. In addition to sales volumes, and the impact of favorable changes in foreign currency exchange rates ($7.0 million), higher selling prices ($3.6 million), resulting from implemented price increases, also contributed to the increase in sales. Net sales included $6.3 million and $4.4 million of sales to the packaging segment for the six months ended June 25, 2004 and June 27, 2003, respectively, which were eliminated in consolidation.

Gross profit increased by $4.6 million to $13.6 million or 14.4% of net sales for the six months ended June 25, 2004 from $9.0 million or 12.0% of net sales for the similar six-month period in 2003. This was primarily due to increased sales volumes ($8.2 million) and higher EPS selling prices ($3.6 million), as described above, and lower fixed costs ($2.2 million) resulting from improved operating efficiencies and cost reduction initiatives implemented during the prior year. These changes were partially offset by higher styrene monomer costs ($10.1 million).

For the six months ended June 25, 2004, operating expenses increased by $1.0 million to $9.2 million from $8.2 million in the prior year period primarily due to the impact of changes in foreign currency rates ($0.7 million) and higher distribution costs ($0.5 million) resulting from higher sales volumes described above.

For the reasons described above, income from operations increased $3.6 million to $4.4 million during the six months ended June 25, 2004 compared to $0.8 million in the prior year period.

Corporate and Other

Corporate operating expenses decreased by $1.2 million during the six months ended June 25, 2004 compared to the six months ended June 27, 2003. This decrease was due to $1.8 million in other expenses related to the extinguishment of long-term debt that occurred on March 11, 2003 for which there was no corresponding expense in the current period, partially offset by higher insurance-related costs.

Liquidity and Capital Resources

During the six-month period ended June 25, 2004, the Company had after tax cash flow of $5.4 million and an increase in working capital of $21.6 million, resulting in a negative cash flow from operating activities of $16.2 million. The increase in working capital was primarily due to higher accounts receivable ($11.7 million) and inventory ($8.7 million), partially offset by higher accounts payable ($6.7 million). Accounts receivable increased due to higher sales volumes and selling prices, while inventory increased primarily due to increases in raw material costs. The increase in accounts payable was primarily due to higher raw material costs.

During the six months ended June 25, 2004, inventory turnover was approximately 5.8 times per year compared to 6.0 during the same period last year, due in part to the Acquisition. As of June 25, 2004, the average collection period for our accounts receivable was 43 days as compared to 45 days in the prior year period.

The Company used $8.9 million in investing activities during the six months ended June 25, 2004. The Company spent $5.4 million in capital expenditures while other assets increased by $4.5 million primarily due to deposits paid related to the purchase of new manufacturing equipment and payments related to raw material supply contracts, which are amortized over the length of the contracts. Distributions received from investments exceeded additional investments by $1.0 million during the six-month period.

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes resets quarterly, with the first payment having been made on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds of the issuance were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities.

As of June 25, 2004, the Company had $45.2 million outstanding under its revolving credit facilities. After taking into account cash on hand, we would have had the ability to draw up to an additional $17.8 million under these facilities as of June 25, 2004. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. From time to time, the Company evaluates and may pursue various capital raising transactions including the sale of debt or equity securities and the divestiture of non-core assets, in order to enhance the Company’s overall liquidity and improve its capital structure.

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

Included in the Company’s 2003 annual report on Form 10-K/A are the significant accounting policies of the Company, which are described in Note 2 to the consolidated financial statements, and the critical accounting policies and estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the condensed consolidated financial statements included herein. Otherwise, there were no changes in the Company’s accounting policies and estimates in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward Looking Statements

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company’s annual report on Form 10-K/A for the year ended December 26, 2003, Commission File No. 333-19495, to which reference is hereby made.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 25, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures have been effective in ensuring that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting subsequent to the date of such evaluation.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls during the fiscal quarter ended June 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc., dated January 30, 2004

10.2	First Amendment to Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc., dated April 26, 2004

10.3	Trademark Security Agreement, dated November 17, 2003, between WinCup Holdings, Inc. and PNC Bank, National Association

10.4	Patent Security Agreement, dated November 17, 2003, between WinCup Holdings, Inc. and PNC Bank, National Association

10.5	Guaranty and Suretyship Agreement dated April 26, 2004 by Radnor Management, Inc. in favor of PNC Bank, National Association

10.6	Guaranty and Suretyship Agreement dated April 26, 2004 by StyroChem Europe Delaware, Inc. in favor of PNC Bank, National Association

10.7	Affirmation of Guaranty Agreement dated April 27, 2004, by Radnor Management Delaware, Inc. in favor of PNC Bank, National Association

10.8	Affirmation of Guaranty Agreement dated April 27, 2004, by Radnor Management, Inc. in favor of PNC Bank, National Association

10.9	Affirmation of Guaranty Agreement dated April 27, 2004, by StyroChem Europe Delaware, Inc. in favor of PNC Bank, National Association

10.10	Affirmation of Guaranty Agreement dated April 27, 2004, by WinCup Europe Delaware, Inc. in favor of PNC Bank, National Association

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Items 5 and 7 dated March 29, 2004 to announce that the Company had issued a news release regarding its intention to offer $70.0 million of its senior secured floating rate notes due 2009 in a private placement. This Form 8-K included the news release discussing the offering.

The Company filed a Current Report on Form 8-K under Item 9 dated April 9, 2004 to furnish certain information for purposes of compliance with Regulation FD regarding its intention to offer $70.0 million of its senior secured floating rate notes due 2009 in a private placement as disclosed in the Company’s Current Report on Form 8-K filed on March 29, 2004.

The Company filed a Current Report on Form 8-K under Items 5 and 7 dated April 27, 2004 to announce that the Company had issued a news release announcing that it sold $70.0 million of its senior secured floating rate notes due 2009 in a private placement. This Form 8-K included the news release discussing the sale.

The Company filed a Current Report on Form 8-K under Item 9 dated May 5, 2004 to announce a conference call held on May 10, 2004 to discuss its consolidated financial results for the fiscal quarter ended March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: August 6, 2004	By:	/s/ Michael V. Valenza
Michael V. Valenza
Senior Vice President–Finance and
Chief Financial Officer