Form 10-Q
period 2004-09-24
RADNOR HOLDINGS CORP
filed 2004-11-08
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2004

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

November 8, 2004:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 24, 2004	December 26, 2003
Assets

Current assets:
Cash	$2,580	$6,896
Accounts receivable, net	58,156	41,441
Inventories, net	68,311	52,202
Prepaid expenses and other	10,017	10,186
Deferred tax asset	2,181	2,889

	141,245	113,614

Property, plant and equipment, at cost	305,977	290,795
Less accumulated depreciation	(105,104)	(92,142)

	200,873	198,653

Investments	66,013	66,606
Intangible assets	7,432	5,790
Other assets	20,433	10,811

	$435,996	$395,474

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$63,087	$45,993
Accrued liabilities	20,014	26,913
Current portion of long-term debt	6,729	13,626
Current portion of capitalized lease obligations	2,316	2,324

	92,146	88,856

Long-term debt, net of current portion	284,543	237,478
Capitalized lease obligations, net of current portion	4,189	6,038
Deferred tax liability	1,074	3,552
Other non-current liabilities	3,502	3,608
Minority interest in consolidated subsidiary	46,479	48,934

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained deficit	(17,940)	(15,267)
Cumulative translation adjustment	2,615	2,887

Total stockholders’ equity	4,063	7,008

	$435,996	$395,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net sales	$120,274	$86,929	$324,679	$250,417

Cost of goods sold	101,960	70,010	266,745	204,886

Gross profit	18,314	16,919	57,934	45,531

Operating expenses:
Distribution	7,423	6,227	21,106	17,099
Selling, general and administrative	7,532	6,839	24,299	21,737
Other expenses (Note 5)	—	—	—	1,838

Income from operations	3,359	3,853	12,529	4,857

Interest, net	6,571	5,089	18,602	15,583
Income from unconsolidated affiliates	(150)	(792)	(460)	(2,304)
Other, net	127	15	484	429
Minority interest in operations of consolidated subsidiary	(842)	—	(2,454)	—

Loss before income taxes	(2,347)	(459)	(3,643)	(8,851)

Provision (benefit) for income taxes:
Current	162	125	1,281	396
Deferred	(1,039)	(299)	(2,251)	(3,759)

	(877)	(174)	(970)	(3,363)

Net loss	$(1,470)	$(285)	$(2,673)	$(5,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended
	September 24, 2004	September 26, 2003
Cash flows from operating activities:
Net loss	$(2,673)	$(5,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,403	13,341
Deferred income taxes	(2,251)	(3,759)
Income from unconsolidated affiliates	(460)	(2,304)
Minority interest in operations of consolidated subsidiary	(2,454)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,622)	(3,257)
Inventories	(16,128)	(958)
Prepaid expenses and other	(1,373)	(3,726)
Accounts payable	17,010	6,238
Accrued liabilities and other	(6,708)	(4,302)

Net cash used in operating activities	(16,256)	(4,215)

Cash flows from investing activities:
Capital expenditures	(16,471)	(9,329)
Distributions from unconsolidated affiliates	3,144	4,241
Investments in unconsolidated affiliates	(2,091)	(4,123)
Increase in other assets	(6,430)	(1,607)

Net cash used in investing activities	(21,848)	(10,818)

Cash flows from financing activities:
Proceeds from borrowings	89,877	199,054
Repayment of debt	(49,689)	(179,400)
Payments on capitalized lease obligations	(1,857)	(713)
Payment of financing fees	(4,530)	(5,210)

Net cash provided by financing activities	33,801	13,731

Effect of exchange rate changes on cash	(13)	(861)

Net decrease in cash	(4,316)	(2,163)

Cash, beginning of period	6,896	4,059

Cash, end of period	$2,580	$1,896

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$19,941	$15,397

Cash paid during the period for income taxes	$115	$1,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net Sales to Unaffiliated Customers:
Packaging	$62,966	$48,790	$179,237	$141,575
Specialty Chemicals	60,014	40,446	154,439	115,591
Corporate and Other	—	—	—	—
Transfers Between Operating Segments (1)	(2,706)	(2,307)	(8,997)	(6,749)

Consolidated	$120,274	$86,929	$324,679	$250,417

Income (Loss) From Operations:
Packaging	$1,918	$4,719	$12,154	$11,574
Specialty Chemicals	2,503	608	6,937	1,441
Corporate and Other	(1,062)	(1,474)	(6,562)	(8,158)

Consolidated	$3,359	$3,853	$12,529	$4,857

Income (Loss) Before Income Taxes:
Packaging	$(1,698)	$2,462	$1,372	$2,544
Specialty Chemicals	830	(345)	2,044	(2,737)
Corporate and Other	(1,479)	(2,576)	(7,059)	(8,658)

Consolidated	$(2,347)	$(459)	$(3,643)	$(8,851)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net Sales to Unaffiliated Customers:
United States	$73,965	$56,796	$207,299	$164,298
Canada	11,009	8,656	30,933	26,209
Europe	38,006	23,784	95,444	66,659
Transfers Between Geographic Regions (1)	(2,706)	(2,307)	(8,997)	(6,749)

Consolidated	$120,274	$86,929	$324,679	$250,417

Income From Operations:
United States	$815	$2,038	$3,976	$954
Canada	1,022	903	4,283	2,712
Europe	1,522	912	4,270	1,191

Consolidated	$3,359	$3,853	$12,529	$4,857

Income (Loss) Before Income Taxes:
United States	$(3,956)	$(1,457)	$(9,131)	$(10,067)
Canada	555	617	2,818	1,565
Europe	1,054	381	2,670	(349)

Consolidated	$(2,347)	$(459)	$(3,643)	$(8,851)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic food packaging operations, as well as the sale of product from the Company’s domestic food packaging operations to its European food packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

General

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

Stock-based Compensation

At September 24, 2004, the Company had a stock-based compensation plan as described in Note 9 to the consolidated financial statements in the Company’s Form 10-K/A for fiscal 2003. The Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for all of the stock options issued under its stock option plan. As of September 24, 2004, all previously issued stock options were fully vested. Accordingly, no compensation expense has been recognized in the Company’s net loss for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and will account for all prospective option grants under the fair value method. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net Loss
As reported	$(1,470)	$(285)	$(2,673)	$(5,488)
Pro forma	(1,470)	(285)	(2,673)	(5,488)

2.	POLAR PLASTICS ACQUISITION

On November 14, 2003, the Company purchased a business consisting of a state-of-the-art manufacturing facility, including thermoforming and injection molding machines capable of producing polypropylene and polystyrene products, raw material storage and handling equipment, as well as related production assets and net working capital from Polar Plastics Inc. (the “Acquisition”). The purchase price for the assets was approximately $23.8 million, consisting of $4.5 million in cash paid at closing, issuance of a six-year note in the amount of $10.0 million bearing interest at 6.0% (with interest but no principal payable until

January 1, 2005) and the assumption of $9.3 million in other long-term contractual liabilities. Polar Plastics and certain of its affiliates and key management also entered into seven-year non-competition agreements that will require an additional $3.0 million in payments over five years.

If the Acquisition had occurred at the beginning of fiscal 2003, pro forma revenues and net loss for the three and nine months ended September 26, 2003 would have been approximately $96.0 million and $1.1 million and $275.8 million and $7.6 million, respectively. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies on the dates for the periods indicated or of the results that may be obtained in the future.

3.	INVENTORIES

The components of inventories were as follows (in thousands):

	September 24, 2004	December 26, 2003
Raw Materials	$18,467	$14,003
Work in Process	3,125	1,550
Finished Goods	46,719	36,649

	$68,311	$52,202

4.	INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	September 24, 2004			December 26, 2003
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer List	$5,583	$(488)	$5,095	$3,228	$(61)	$3,167
Non-Compete Agreement	2,671	(334)	2,337	2,671	(48)	2,623

	$8,254	$(822)	$7,432	$5,899	$(109)	$5,790

The increase in the customer list was due to the finalization of purchase price accounting related to the Acquisition. The intangible assets are being amortized on a straight-line basis over the expected period of benefit. The aggregate amortization expense related to intangible assets for the three months and nine months ended September 24, 2004 was $0.3 million and $0.7 million, respectively.

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

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes is reset quarterly and is payable quarterly, with the first payment having been made on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities. On September 27, 2004, the Company amended certain financial covenants in its domestic credit facility.

6.	INTEREST EXPENSE

Included in interest expense was $375,000 and $181,000 of amortization of deferred financing costs for the three months ended September 24, 2004 and September 26, 2003, respectively, and $803,000 and $702,000 of amortization of deferred financing costs for the nine months ended September 24, 2004 and September 26, 2003, respectively. Interest expense also included premium amortization of $105,000 for the nine months ended September 26, 2003 related to the issuance of the Company’s 10% Series B Senior Notes due 2003, which were repaid on March 11, 2003.

7.	RELATED PARTY TRANSACTIONS

The Company provides certain management services and rights to a related company. For the management services and rights, the Company receives fees and royalties and is reimbursed for all expenses advanced on behalf of the entity. During the three months ended September 24, 2004 and September 26, 2003, the Company earned management fees of $1.8 million and $0.1 million, respectively, and during the nine months September 24, 2004 and September 26, 2003, the Company earned management fees of $2.5 million and $0.2 million, respectively.

8.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Net Loss	$(1,470)	$(285)	$(2,673)	$(5,488)
Foreign Currency Translation Adjustment	815	286	(272)	4,068

Comprehensive Income (Loss)	$(655)	$1	$(2,945)	$(1,420)

9.	SUPPLEMENTAL FINANCIAL INFORMATION

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of September 24, 2004 and December 26, 2003, the net assets of these foreign subsidiaries totaled $34.6 million and $29.8 million, respectively.

The following consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 24, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$541	$2,039	$—	$2,580
Accounts receivable, net	—	29,967	32,484	(4,295)	58,156
Inventories, net	—	57,650	10,661	—	68,311
Intercompany receivable	—	—	25,140	(25,140)	—
Prepaid expenses and other	52	9,160	863	(58)	10,017
Deferred tax asset	(19)	2,200	—	—	2,181

	33	99,518	71,187	(29,493)	141,245

Property, plant and equipment, at cost	—	245,135	60,842	—	305,977
Less accumulated depreciation	—	(81,857)	(23,247)	—	(105,104)

	—	163,278	37,595	—	200,873

Intercompany receivable	60,760	(5,513)	5,510	(60,757)	—
Investments in subsidiaries	106,153	22,094	—	(128,247)	—
Investments in unconsolidated affiliates	—	—	66,013	—	66,013
Other assets	6,731	20,638	496	—	27,865

	$173,677	$300,015	$180,801	$(218,497)	$435,996

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$40,290	$23,502	$(705)	$63,087
Accrued liabilities and other	1,458	13,739	4,993	(176)	20,014
Intercompany payable	24,254	30,975	—	(55,229)	—
Current portion of long-term debt and capitalized lease obligations	—	8,121	924	—	9,045

	25,712	93,125	29,419	(56,110)	92,146

Long-term debt, net of current portion	205,000	86,835	9,268	(16,560)	284,543
Capital lease obligations, net of current portion	—	4,189	—	—	4,189
Intercompany payable	3,598	18,956	11,705	(34,259)	—
Deferred tax liability	(10,221)	(527)	11,703	119	1,074
Other non-current liabilities	—	3,498	4	—	3,502
Minority interest in consolidated subsidiary	—	—	46,479	—	46,479

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	99,251	22,620	(111,648)	19,387
Retained earnings (deficit)	(59,577)	(2,006)	43,636	7	(17,940)
Cumulative translation adjustment	—	(3,310)	5,945	(20)	2,615

Total stockholders’ equity (deficit)	(50,412)	93,939	72,223	(111,687)	4,063

	$173,677	$300,015	$180,801	$(218,497)	$435,996

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 24, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$73,965	$49,015	$(2,706)	$120,274

Cost of goods sold	—	62,619	42,047	(2,706)	101,960

Gross profit	—	11,346	6,968	—	18,314

Operating expenses:
Distribution	—	5,274	2,149	—	7,423
Selling, general and administrative	6	5,215	2,311	—	7,532

Income (loss) from operations	(6)	857	2,508	—	3,359

Interest, net	1,902	4,183	486	—	6,571
Income from unconsolidated affiliates	—	—	(150)	—	(150)
Other, net	—	(316)	443	—	127
Minority interest in operations of consolidated subsidiary	—	—	(842)	—	(842)

Income (loss) before income taxes	(1,908)	(3,010)	2,571	—	(2,347)

Provision (benefit) for income taxes:
Current	—	15	147	—	162
Deferred	(870)	(511)	342	—	(1,039)

	(870)	(496)	489	—	(877)

Net income (loss)	$(1,038)	$(2,514)	$2,082	$—	$(1,470)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the nine months ended September 24, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$207,299	$126,377	$(8,997)	$324,679

Cost of goods sold	—	169,931	105,811	(8,997)	266,745

Gross profit	—	37,368	20,566	—	57,934

Operating expenses:
Distribution	—	15,005	6,101	—	21,106
Selling, general and administrative	12	18,283	6,004	—	24,299

Income (loss) from operations	(12)	4,080	8,461	—	12,529

Interest, net	4,857	11,903	1,842	—	18,602
Income from unconsolidated affiliates	—	—	(460)	—	(460)
Other, net	—	(708)	1,192	—	484
Minority interest in operations of consolidated subsidiary	—	—	(2,454)	—	(2,454)

Income (loss) before income taxes	(4,869)	(7,115)	8,341	—	(3,643)

Provision (benefit) for income taxes:
Current	—	25	1,256	—	1,281
Deferred	(1,662)	(1,176)	587	—	(2,251)

	(1,662)	(1,151)	1,843	—	(970)

Net income (loss)	$(3,207)	$(5,964)	$6,498	$—	$(2,673)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the nine months ended September 24, 2004 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,664)	$(12,009)	$6,287	$(3,870)	$(16,256)

Cash flows from investing activities:
Capital expenditures	—	(15,456)	(1,015)	—	(16,471)
Change in other assets	(74)	(10,023)	6,997	(2,277)	(5,377)

Net cash provided by (used in) investing activities	(74)	(25,479)	5,982	(2,277)	(21,848)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and notes payable	70,000	(31,810)	1,997	1	40,188
Net payments on capitalized lease obligations	—	(1,857)	—	—	(1,857)
Payment of financing costs	(2,793)	(1,737)	—	—	(4,530)
Additional paid-in capital	—	1,647	—	(1,647)	—
Dividends paid	350	(350)	—	—	—
Change in intercompany, net	(60,819)	69,310	(16,284)	7,793	—

Net cash provided by (used in) financing activities	6,738	35,203	(14,287)	6,147	33,801

Effect of exchange rate changes on cash	—	(37)	24	—	(13)

Net decrease in cash	—	(2,322)	(1,994)	—	(4,316)

Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$541	$2,039	$—	$2,580

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

Condensed Consolidating Statement of Operations

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,536)	$(5,907)	$5,509	$1,719	$(4,215)

Cash flows from investing activities:
Capital expenditures	—	(8,666)	(663)	—	(9,329)
Change in other assets	(7,267)	1,083	3,997	698	(1,489)

Net cash provided by (used in) investing activities	(7,267)	(7,583)	3,334	698	(10,818)

Cash flows from financing activities:
Net borrowings (payments) on bank financed debt and notes payable	(24,500)	40,868	3,320	(34)	19,654
Net payments on capitalized lease obligations	—	(713)	—	—	(713)
Payment of financing costs	—	(4,546)	—	(664)	(5,210)
Change in intercompany, net	37,303	(21,624)	(13,960)	(1,719)	—

Net cash provided by (used in) financing activities	12,803	13,985	(10,640)	(2,417)	13,731

Effect of exchange rate changes on cash	—	(737)	(124)	—	(861)

Net decrease in cash	—	(242)	(1,921)	—	(2,163)

Cash, beginning of period	—	261	3,798	—	4,059

Cash, end of period	$—	$19	$1,877	$—	$1,896

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

Cost of Goods Sold

Raw material costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. Beginning in July 2003 through September 2004, market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 81% to $0.70 per pound. Although future raw material prices cannot be predicted with accuracy, prices for styrene monomer are forecasted by independent industry surveys and producer reports to decrease to $0.68 per pound by the end of 2004 and to $0.55 per pound by the end of 2005. While the Company has been able to pass on the majority of past raw material price increases to customers, the lag between raw material price increases and implemented selling price increases negatively impacts operating results. In addition, the Company may not be able to increase prices if raw material costs rise further in the future.

Our plastic foodservice products are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins generally fluctuate in a fashion similar to the fluctuations affecting styrene monomer, since polystyrene is largely a derivative of styrene monomer. Prices can also change based on the operating rates of polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, is currently $0.88 per pound and is forecasted to increase to $0.91 per pound by the end of the year before falling to $0.75 per pound by the end of 2005.

Polypropylene resin pricing generally follows the raw material price of propylene and is influenced by the operating rates of polypropylene manufacturing locations. Polypropylene has had a tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.40 to $0.56 per pound from July 2003 through September 2004. Independent industry surveys and producer reports project the contract price for polypropylene to increase to $0.62 per pound by the end of 2004 before falling to $0.57 per pound by the end of 2005.

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

Key Business Indicators

The Company’s financial results are directly impacted by several key items, which management has identified as key indicators in its evaluation of the business. These indicators include:

•	Sales Volumes – The comparison of unit volumes sold versus the comparable period in prior years provides key operating information.

•	Pricing Spread over Raw Material Costs – The selling prices of the Company’s products as compared to various raw material costs, including styrene monomer, polystyrene and polypropylene, are key financial performance metrics.

•	Energy-Related Costs– Energy-related costs provide key information with respect to overall profitability.

Comparability of Periods

Financial results for the periods presented are not fully comparable because of the Acquisition in November 2003.

Results of Operations

Executive Summary

Higher across-the-board selling prices and increased sales volumes more than offset increases in raw material costs and energy-related costs as gross profit increased 8.3% and 27.3%, respectively, during the three and nine months ended September 24, 2004 compared to the same periods in the prior year. Increases in operating expenses resulted in a $0.5 million decrease in income from operations during for the three months ended September 24, 2004, while income from operations increased $7.7 million during the nine months ended September 24, 2004.

Three months ended September 24, 2004 compared with the three months ended September 26, 2003

Consolidated Results

Significant Trends

As discussed above, the Company’s principal raw materials are styrene monomer and resins made from polypropylene and polystyrene. Market prices for styrene monomer were approximately 66% higher during the quarter ended September 24, 2004 than in the same period in 2003 due in large part to escalating feedstock costs while market prices for polypropylene and polystyrene increased approximately 34% and 38%, respectively. In July 2004, an 8% price increase was implemented on our foodservice plastic products. In addition, the Company implemented a price increase on all of its foodservice products effective September 2004, which averaged 6%.

The following table summarizes the consolidated results of operations for the three months ended September 24, 2004 and September 26, 2003.

	Three Months Ended		Increase	% Change
(dollars in millions)	Sept. 24, 2004	Sept. 26, 2003
Net sales	$120.3	$86.9	$33.4	38.4%
Gross profit	18.3	16.9	1.4	8.3%
Operating expenses	14.9	13.0	1.9	14.6%
Income (loss) from operations	3.4	3.9	(0.5)	-12.8%

Net sales for the three months ended September 24, 2004 were $120.3 million, a 38.4% increase from $86.9 million for the three months ended September 26, 2003. This increase was primarily caused by higher average selling prices (17.4%) and higher sales volumes (4.0%), combined with the impact of the the Acquisition (12.1%) and changes in foreign currency rates (4.2%).

Despite the historic increase in raw material costs, gross profit increased $1.4 million, or 8.3%, to $18.3 million for the three months ended September 24, 2004 from $16.9 million for the similar three-month period in 2003. This increase was primarily due to selling price increases across all segments ($15.1 million), the impact of higher sales volumes ($0.5 million) and the Acquisition ($0.3 million), partially offset by higher raw material costs ($13.7 million).

During the three months ended September 24, 2004, operating expenses increased $1.9 million to $14.9 million from $13.0 million for the three months ended September 26, 2003. The increase was primarily due to higher distribution costs ($1.2 million) resulting from higher sales volumes, higher insurance-related costs ($1.0 million), depreciation and amortization ($0.3 million), foreign currency exchange losses ($0.3 million), offset by higher management fees ($1.7 million). As a percentage of net sales, operating costs decreased to 12.4% for the three months ended September 24, 2004 compared to 15.0% for the three months ended September 26, 2003.

For the reasons described above, income from operations decreased by $0.5 million for the three months ended September 24, 2004 to $3.4 million from $3.9 million for the comparable period in 2003.

Interest expense increased $1.5 million to $6.6 million during the three months ended September 24, 2004 from $5.1 million in the comparable period in the prior year, due to higher average debt levels, primarily resulting from the Acquisition, and higher average interest rates. Other expenses for the three months ended September 26, 2004 were comparable to the same period last year.

The effective tax rate for the three months ended September 24, 2004 was 37%, as compared to 38% in the same period in the prior year. As of September 24, 2004, the Company had $100.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the three months ended September 24, 2004 and September 26, 2003.

	Three Months Ended		Increase	% Change
(dollars in millions)	Sept. 24, 2004	Sept. 26, 2003
Net sales	$62.9	$48.8	$14.1	28.9%
Gross profit	10.5	11.6	(1.1)	-9.5%
Operating expenses	8.5	6.9	1.6	23.2%
Income from operations	2.0	4.7	(2.7)	-57.4%

Operating results for the packaging segment were favorably impacted by increased selling prices and volumes, offset by higher raw material and energy-related costs during the quarter ended September 24, 2004, compared to the same quarter in the prior year. Although both selling prices and sales volumes increased compared to the same quarter last year, the lag between increases in raw material and energy-related costs and implemented selling price increases, combined with higher operating expenses, resulted in a decrease in income from operations to $2.0 million for the three months ended September 24, 2004 from $4.7 million for the same three-month period in the prior year.

Net sales in the packaging segment for the three months ended September 24, 2004 increased 28.9% to $62.9 million from $48.8 million during the third quarter of 2003. This increase was due to higher average selling prices (2.9%), resulting from implemented price increases, and increased sales volumes (2.5%), combined with the impact of the Acquisition.

Gross profit decreased $1.1 million, or 9.5%, to $10.5 million for the three months ended September 24, 2004 compared to $11.6 million for the three-month period ended September 26, 2003. This decrease was primarily caused by the lag between higher raw material and energy-related costs ($1.9 million), and price increases implemented during the course of the quarter, which will more than offset the increased costs on an annualized basis. In addition, operating results for the quarter ended September 24, 2004 were negatively impacted by costs related to the introduction of the Company’s proprietary cold drink cups, including facilities preparation, training, personnel and other overhead costs. For the quarter ended September 24, 2004 depreciation expense increased by $0.8 million to $3.1 million as compared to the same period in the prior year.

Operating expenses increased $1.6 million to $8.5 million during the three months ended September 24, 2004 from $6.9 million during the same period in the prior year. This increase was primarily due to higher distribution costs resulting from the Acquisition and increased sales volumes ($0.4 million), as well as increased depreciation and amortization expense ($0.4 million). As a percentage of net sales, operating costs decreased to 13.5% for the three months ended September 24, 2004 compared to 14.1% for the three months ended September 26, 2003. For the three months ended September 24, 2004 depreciation and amortization included in operating expenses increased by $0.4 million to $0.6 million.

For the reasons described above, income from operations decreased $2.7 million to $2.0 million for the three months ended September 24, 2004 from $4.7 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the three months ended September 24, 2004 and September 26, 2003.

	Three Months Ended		Increase	% Change
(dollars in millions)	Sept. 24, 2004	Sept. 26, 2003
Net sales	$60.0	$40.4	$19.6	48.5%
Gross profit	7.9	5.3	2.6	49.1%
Operating expenses	5.4	4.7	0.7	14.9%
Income from operations	2.5	0.6	1.9	316.7%

The operating results of the specialty chemicals segment improved significantly during the quarter ended September 26, 2004, compared to the same quarter in the prior year. Higher selling prices and sales volumes more than offset increases in raw material costs, resulting in a $1.9 million increase in income from operations to $2.5 million for the three months ended September 24, 2004 from $0.6 million for the similar three-month period in the prior year.

For the three months ended September 24, 2004, net sales in the specialty chemicals segment increased $19.6 million or 48.5% to $60.0 million from $40.4 million during the three months ended September 26, 2003. This increase was primarily due to a 33.8% increase in average selling prices. In addition to higher selling prices, the impact of changes in foreign currency exchange rates (8.9% or $3.6 million) and a 5.6% increase in sales volumes also contributed to the increase in net sales. Net sales included $2.7 million and $2.3 million of sales to the packaging segment for the three months ended September 24, 2004 and September 26, 2003, respectively, which were eliminated in consolidation.

Gross profit increased $2.6 million, or 49.1%, to $7.9 million for the three months ended September 24, 2004 from $5.3 million for the similar three-month period in 2003. As a percentage of net sales, gross profit increased to 13.2% for the three months ended September 24, 2004 from 13.1% for the three months ended September 26, 2003. This increase was primarily due to the impact of higher selling prices ($13.7 million), the impact of favorable changes in foreign currency exchange rates ($0.6 million), and increased sales volumes ($0.3 million), partially offset by higher styrene monomer costs ($12.7 million). In addition, depreciation expense increased by $0.1 million to $1.5 million for the quarter ended September 24, 2004 as compared to the same period in the prior year.

For the three months ended September 24, 2004, operating expenses increased by $0.7 million to $5.4 million from $4.7 million in the prior year period primarily due to higher general and administrative costs ($0.4 million) and the impact of changes in foreign currency exchange rates ($0.3 million). As a percentage of net sales, operating costs decreased to 9.0% for the three months ended September 24, 2004 compared to 11.6% for the three months ended September 26, 2003. For the three months period ended September 24, 2004 depreciation and amortization included in operating expenses decreased by $0.1 million to $0.1 million.

For the reasons described above, income from operations increased $1.9 million to $2.5 million during the three months ended September 24, 2004 compared to $0.6 million in the prior year period.

Corporate and Other

For the fiscal quarter ended September 24, 2004, corporate operating expenses decreased by $0.4 million compared to the similar fiscal quarter in the prior year. This decrease was due primarily to higher fees earned in connection with management services provided to a related company ($1.7 million) that are treated as a reduction of general and administrative expenses, partially offset by higher insurance-related costs ($1.0 million) and an increase in foreign currency exchange losses ($0.2 million).

Nine months ended September 24, 2004 compared with the nine months ended September 26, 2003

Consolidated Results

The following table summarizes the consolidated results of operations for the nine months ended September 24, 2004 and September 26, 2003.

	Nine Months Ended		Increase	% Change
(dollars in millions)	Sept. 24, 2004	Sept. 26, 2003
Net sales	$324.7	$250.4	$74.3	29.7%
Gross profit	57.9	45.5	12.4	27.3%
Operating expenses	45.4	40.6	4.8	11.8%
Income from operations	12.5	4.9	7.6	155.1%

Net sales for the nine months ended September 24, 2004 were $324.7 million, a 29.7% increase from $250.4 million for the nine months ended September 24, 2003. This increase was primarily caused by an 8.7% increase in average selling prices and a 5.1% increase in sales volumes, combined with the effects of the Acquisition and changes in foreign currency rates.

Gross profit increased $12.4 million, or 27.3%, to $57.9 million for the nine months ended September 24, 2004 from $45.5 million for the similar nine-month period in 2003. This increase was primarily caused by higher average selling prices across all segments ($21.7 million), increased sales volumes ($9.4 million) and the impact of the Acquisition ($2.9 million), partially offset by higher raw material costs ($27.1 million). Despite the overall improvement in gross profit, the lag between increases in raw material costs and implemented price increases negatively impacted profit margins.

During the nine months ended September 24, 2004, operating expenses increased $4.8 million to $45.4 million from $40.6 million for the nine months ended September 26, 2003. The increase was primarily due to higher distribution costs ($4.0 million) and higher insurance-related costs ($3.1 million), offset by $1.8 million of expenses incurred during the nine months ended September 26, 2003 related to the extinguishment of long-term debt as described in Note 5 for which there was no corresponding expense in the current period and higher management fees earned from a related company ($2.3 million).

For the reasons described above, income from operations increased by $7.6 million for the nine months ended September 24, 2004 to $12.5 million from $4.9 million for the comparable period in 2003.

Interest expense increased $3.0 million to $18.6 million during the nine months ended September 24, 2004 from $15.6 million in the comparable period in the prior year, due to higher average debt levels primarily resulting from the Acquisition. Other expense of $0.5 million for the nine months ended September 24, 2004 was comparable to the same period last year.

The effective tax rate for the nine months ended September 24, 2004 was 27%, as compared to 38% in the same period in the prior year. This reduction in the effective tax rate was primarily due to the creation of a reserve against certain expenses at the Company’s Canadian operations. As of September 24, 2004, the Company had $100.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the nine months ended September 24, 2004 and September 26, 2003.

	Nine Months Ended		Increase	% Change
(dollars in millions)	Sept. 24, 2004	Sept. 26, 2003
Net sales	$179.2	$141.6	$37.6	26.6%
Gross profit	36.5	31.3	5.2	16.6%
Operating expenses	24.3	19.7	4.6	23.4%
Income from operations	12.2	11.6	0.6	5.2%

During the nine months ended September 24, 2004, net sales increased by $37.6 million or 26.6% to $179.2 million, as compared to the same period in the prior year. This increase was mainly due a 3.3% increases in average selling prices and a 1.4% increase in sales volumes, combined with the impact of the Acquisition.

Gross profit increased $5.2 million, or 16.6%, to $36.5 million for the nine months ended September 24, 2004 compared to $31.3 million for the nine-month period ended September 26, 2003. As a percentage of net sales, gross profit decreased to 20.4% for the nine months ended September 24, 2004 from 22.1% for the nine months ended September 26, 2003. The increase in gross profit was primarily caused by higher average selling prices ($4.7 million) and higher sales volumes ($0.1 million), partially offset by higher raw material costs ($2.1 million). In addition, depreciation expense increased by $2.2 million to $8.5 million for the nine months ended September 24, 2004 as compared to the same period in the prior year.

Despite the improvement in gross profit, the lag between increases in raw material costs and implemented selling price increases during the quarter, which will more than offset the increase in costs on an annualized basis, negatively effected profit margins. In addition, operating results for the nine months ended September 24, 2004 were negatively impacted by costs related to the introduction of the Company’s proprietary cold drink cups, including facilities preparation, training, personnel and other overhead costs.

Operating expenses increased $4.6 million to $24.3 million during the nine months ended September 24, 2004 from $19.7 million during the same period in the prior year. This increase was primarily due to higher distribution costs resulting from the higher sales volumes and the impact of the Acquisition combined with higher selling expenses ($0.7 million) and higher depreciation and amortization ($0.8 million). For the nine months ended September 24, 2004 depreciation and amortization included in operating expenses increased by $0.8 million to $1.3 million.

For the reasons described above, income from operations increased $0.6 million to $12.2 million for the nine months ended September 24, 2004 from $11.6 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the nine months ended September 24, 2004 and September 26, 2003.

	Nine Months Ended		Increase	% Change
(dollars in millions)	Sept. 24, 2004	Sept. 26, 2003
Net sales	$154.4	$115.6	$38.8	33.6%
Gross profit	21.5	14.3	7.2	50.3%
Operating expenses	14.6	12.9	1.7	13.2%
Income from operations	6.9	1.4	5.5	392.9%

During the nine months ended September 24, 2004, net sales in the specialty chemicals segment increased 33.6% to $154.4 million from $115.6 million during the nine months ended September 26, 2003. This increase was primarily due to higher selling prices ($17.0 million) resulting from implemented price increases, and higher sales volumes ($10.8 million) as unit sales volume increased 9.6%. In addition to higher selling prices and sales volumes, net sales also increased due to the impact of favorable changes in foreign currency exchange rates ($10.9 million). Net sales included $9.0 million and $6.7 million of sales to the packaging segment for the nine months ended September 24, 2004 and September 26, 2003, respectively, which were eliminated in consolidation.

Gross profit increased by $7.2 million to $21.5 million or 13.9% of net sales for the nine months ended September 24, 2004 from $14.3 million or 12.4% of net sales for the similar nine-month period in 2003. This was primarily due to higher EPS selling prices ($17.0 million), increased sales volumes ($9.3 million), increased manufacturing efficiencies ($2.6 million) and the impact of favorable changes in foreign currency exchange rates ($1.7 million), partially offset by higher styrene monomer costs ($25.0 million). In addition, depreciation expense increased by $0.1 million to $4.2 million for the quarter ended September 24, 2004 as compared to the same period in the prior year.

For the nine months ended September 24, 2004, operating expenses increased by $1.7 million to $14.6 million from $12.9 million in the prior year period primarily due to the impact of changes in foreign currency rates ($1.0 million) and higher distribution costs ($0.7 million) resulting from higher sales volumes described above. For the nine months ended September 24, 2004 depreciation and amortization included in operating expenses decreased by $0.2 million to $0.3 million.

For the reasons described above, income from operations increased $5.5 million to $6.9 million during the nine months ended September 24, 2004 compared to $1.4 million in the prior year period.

Corporate and Other

Corporate operating expenses decreased by $1.6 million during the nine months ended September 24, 2004 compared to the nine months ended September 26, 2003. This decrease was due to $1.8 million in other expenses related to the extinguishment of long-term debt that occurred on March 11, 2003 for which there was no corresponding expense in the current period, combined with higher fees earned in connection with management services provided to a related company ($2.3 million) and lower salaries and wages ($0.8 million), partially offset by higher insurance-related costs ($3.1 million).

Liquidity and Capital Resources

During the nine-month period ended September 24, 2004, the Company had after tax cash flow of $7.6 million and an increase in working capital of $23.9 million, resulting in a negative cash flow from operating activities of $16.3 million. The increase in working capital was primarily due to higher accounts receivable ($16.6 million), inventory ($16.1 million) and lower accrued expenses ($6.7 million), partially offset by higher accounts payable ($17.0 million). Accounts receivable increased due to higher sales volumes and selling prices, while inventory increased primarily due to increases in raw material costs. The increase in accounts payable was primarily due to higher raw material costs.

During the nine months ended September 24, 2004, inventory turnover was approximately 5.9 times per year compared to 6.3 during the same period last year, due in part to the Acquisition. As of September 24, 2004, the average collection period for our accounts receivable was 42 days as compared to 45 days in the prior year period.

The Company used $21.8 million in investing activities during the nine months ended September 24, 2004. The Company spent $16.5 million in capital expenditures while other assets increased by $6.4 million primarily due to deposits paid related to the purchase of new manufacturing equipment and payments related to raw material supply contracts, which are amortized over the length of the contracts. Distributions received from investments exceeded additional investments by $1.1 million during the nine-month period.

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes resets and is payable quarterly, with the first payment having been made on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds of the issuance were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities. On September 27, 2004, the Company amended certain financial covenants in its domestic credit facility.

As of September 24, 2004, the Company had $54.3 million outstanding under its revolving credit facilities. After taking into account cash on hand, we would have had the ability to draw up to an additional $10.9 million under these facilities as of September 24, 2004. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company is currently pursuing the divestiture of certain non-core assets to enhance its liquidity. From time to time, the Company evaluates and may pursue various capital raising transactions including the sale of debt or equity securities and the divestiture of other non-core assets, in order to further enhance the Company’s overall liquidity and improve its capital structure.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2005 and in the long-term, cash generated from operations will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under credit facilities.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 24, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures have been effective in ensuring that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting subsequent to the date of such evaluation.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls during the fiscal quarter ended September 24, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RADNOR HOLDINGS CORPORATION

Date: November 8, 2004	By:	/s/ Michael V. Valenza
Michael V. Valenza
Senior Vice President–Finance and
Chief Financial Officer