Form 10-K
period 2004-12-31
RADNOR HOLDINGS CORP
filed 2005-03-31
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-19495

RADNOR HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	23-2674715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Radnor Financial Center, Suite 300 150 Radnor Chester Road Radnor, Pennsylvania	19087
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-341-9600

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of March 31, 2005 there were 600 shares of the Registrant’s Voting Common Stock ($.10 par value), 245 shares of the Registrant’s Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant’s Class B Nonvoting Common Stock ($.01 par value) outstanding. There is no market for the voting and nonvoting common stock of the Registrant. Accordingly, the aggregate market value of voting and nonvoting securities held by non-affiliates of the Registrant as of June 25, 2004 was indeterminable. Based on the estimated fair value of $25,250 per share of the underlying securities, as determined by the Company’s Board of Directors, the fair value of voting and nonvoting securities held by non-affiliates of the Registrant as of June 25, 2004 was $2,272,500.

RADNOR HOLDINGS CORPORATION

2004 FORM 10-K

ITEM 1. BUSINESS

Radnor Holdings Corporation (the “Company”, “Radnor”, “we”, “us” or “our”) is a leading manufacturer and distributor of a broad line of disposable foodservice products in the U.S. and of specialty chemical products worldwide. We operate 15 plants in North America and three in Europe and distribute our foodservice products from ten distribution centers throughout the United States. We are the second largest U.S. manufacturer of foam cups and containers and we also manufacture polystyrene and polypropylene drinking cups, stemware, plates, bowls, containers and cutlery. In fiscal 2004, we produced 14.7 billion foam and plastic cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 1.5 billion pieces of plastic cutlery. We are upgrading our thermoforming equipment and installing new production lines to facilitate the introduction of our proprietary polypropylene cold drink cups. This expansion is needed to meet accelerating customer demand, including business awards from quick service restaurants (QSRs).

By capacity, we are the fifth largest worldwide producer of expandable polystyrene, or EPS, which is the primary raw material used in our foodservice packaging products. We have been manufacturing EPS and related products sold to the foodservice, insulation and protective packaging industries for more than 26 years. In fiscal 2004, we produced 364 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Financial information concerning the Company’s business segments appears in Note 13 to the Consolidated Financial Statements included under Item 8 herein.

Industry Overview

Packaging. We compete within the foodservice industry, which includes products manufactured with paper, plastic, foam and other materials. Radnor manufactures a broad range of disposable foam, polypropylene and polystyrene foodservice products.

According to independent industry research, the U.S. foodservice disposable industry, which includes foodservice distributors, QSRs, retail and consumer customers such as mass merchandisers, drug stores and club stores, generated $11.5 billion in U.S. sales in 2002. In 2003, disposable cups and lids represented approximately $4.1 billion of the industry. It is projected that demand for disposable cups and lids will increase 4.0% annually to $5.0 billion in 2008. Growth in this market is projected to be driven by increasing disposable personal income levels and a favorable outlook for foodservice revenues, especially in the QSR segment. According to recent independent industry analyses, the plastic cup segment is projected to grow at an annual rate of 5.0% through 2008 while the foam cup segment is projected to grow at an annual rate of 2.9% through 2013.

The factors that originally gave rise to the use of disposable products continue to support the market’s growth. These include lower labor, maintenance and energy costs as compared to reusable products, as well as sanitary considerations and growth in the consumption of take-out foods and beverages. The expansion of QSRs and warehouse retailers and the consolidation of some foodservice distributors into larger companies with a national presence have also increased the use of disposable products.

Cold drink cups constitute a majority of the disposable cup market and consist primarily of paper and polystyrene cups. Plastic cold cup usage has increased dramatically in recent years as a result of advantages as compared to paper, including lower cost, elimination of sogginess, greater rigidity, seamless construction and unique design and printing capabilities. In addition, larger size cups can be molded to fit into car cup holders, thereby taking advantage of the trend toward larger cup sizes and growing take-out markets, including drive-thru windows at QSRs. Polypropylene products additionally have cost advantages and an enhanced appearance as compared to polystyrene plastic and other cold drink cup products. Led by demand from take-out markets, including drive-thru windows at QSRs, we believe growth in this segment will be strongest in larger sizes where polypropylene cups can be designed to fit into car cup holders.

Foam cup usage has also increased over the last two decades as a result of factors unique to this segment. These factors include the superior insulating and molding qualities of foam, lower production costs as compared to other disposable and reusable products and sanitary considerations. Although the success of foam cups to date has been primarily in the hot drink segment, we believe that there continues to be significant growth opportunities in the sale of cold drink cups, particularly in the large (20 through 64 ounce) sizes, including specialized products such as car carrier cups, on which we make higher margin.

For both the plastic and foam products segments, other growth factors include the expansion of warehouse retailers, the growth in consumption of take-out foods and beverages and increased demand for larger sizes and specialized products.

Specialty Chemicals. We compete in the North American and European EPS markets. In North America, we sell EPS to the insulation, protective packaging and foodservice industries. Independent industry analyses estimated the U.S. EPS market to have been in excess of 400,000 metric tons in 2000 and projected an annual growth rate of approximately 3% through 2010. This market is concentrated, with Radnor and three other competitors accounting for over 90% of the North American market.

In Europe, we sell EPS to the insulation and protective packaging industries. The EPS market in Europe includes a broader range of product applications and is more fragmented than the North American market. An independent industry analysis estimated the European EPS market to have been in excess of 995,000 metric tons in 2000 and projected an annual growth rate of approximately 3% through 2005.

Products

Packaging. Radnor manufactures a broad range of disposable foodservice products, including cups, bowls, plates, containers, lids, cutlery, barware and stemware from EPS, polypropylene (“PP”) and polystyrene (“PS”):

	Products	Markets
Drinkware

•      Foam Traditional & Flair Cups

•      Lids (Foam & Plastic)

•      Thermoformed PP Cups

•      Car Cups

•      Stadium Cups

•      Promotional Cups

•      Co-Ex – Retail

•      Alpha - Institutional

•      XL/XL Diamond Thermoformed PS Cups

•      Rigid Tumblers/Stemware Injection Molded PS

•      Flex-Sof Polypropylene Tumblers

Caterers Restaurants Nightclubs Hospitals Stadiums Convenience Stores Supermarkets Party Goods Stores Schools State Institutions QSRs Municipalities Contract Feeders OEMs Advertising Specialties
Tableware	• Foam Food Containers • Foam Food Bowls • Injection Molded PS Plates • Injection Molded PS Bowls & Lids
Cutlery

•      Light PS Plastic Cutlery

•      Light PP Plastic Cutlery

•      Medium PS Plastic Cutlery

•      Medium PP Plastic Cutlery

•      Heavy PS Cutlery

•      Heavy PP Plastic Cutlery

•      Gild PS Plastic Cutlery

•      Wrapped Cutlery

•      Serving Spoons & Forks

Dessertware / Miscellaneous	• Crystal Parfait & Lids • Crystal Dessert Dishes • Crystal Sundae Dishes • Portion Cups & Lids • Communion Cups • Graduated Medicine Cups

Our thermoformed and injection molded polypropylene and polystyrene product lines include more than 450 cups and containers, ranging in size from 3.5 oz to 44 oz with matching lids. To simplify display and inventory requirements, we design our cold drink cups so that the same lid can be interchanged with many cup sizes. The use of polypropylene as a raw material provides drink cups with enhanced appearance qualities, including a rolled lip that is less abrasive to the user while providing a sturdy yet comfortable feel. Polypropylene also allows us to improve printing quality for our customers, permitting photographic-quality printing that is superior to the print capabilities of other substitute products. We also manufacture thermoformed polypropylene portion cups used for salad dressing, condiments and other food items, as well as rigid plastic cutlery products.

The use of foam provides an insulating feature to our products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes (4 to 64 ounces) for both hot and cold beverages and are sold under numerous brand names, including WinCup, COMpac, Profit Pals, STYROcup, Big Cool and Simplicity. Foam bowls and other containers are made in varying sizes (3.5 to 32 ounces) for both hot and cold food products and are sold under the STYROcontainers brand name. Our thermoformed leak-resistant plastic lids feature a “stacking ring” that minimizes the shifting of a second cup when placed on top of the first cup. Other enhanced lid features include vents, tear-away tabs and straw slots, depending on the intended use. Cups, bowls, containers and lids are designed so that the same lid can be interchanged with many different cup, bowl or container sizes, which simplifies inventory and display area requirements. For example, our 10 cup-2 lid product line allows two different lids to fit with ten different size cups.

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

Specialty Chemicals. In North America, we manufacture EPS for our internal consumption, in addition to selling directly to third-party manufacturers of foodservice, insulation and protective packaging products:

	Products	Markets
Building and Construction	Modified Grades of EPS	Insulation, Residential and Industrial • Structural Insulated Panels • Insulated Concrete Forms • Roofing Insulation • Board, Tapered • Wall Insulation • Floor Soundproofing

Protective Packaging	Regular Grades of EPS	Electronics Packaging, Medical Device Packaging, Ice Chests/Coolers

Consumer Products	Regular Grades of EPS	Door Cores, Fishing Floats, Decorative Ornaments, Archery Targets, Wave Boards

Metal Casting	Lost Foam Grades of EPS	Lost Foam Casting • Car Engine Blocks and Heads • Pump Casings • Fire Hydrants • Rail Road Car Wheel Brake Drums

Food Service	Cup Grades of EPS	Foam Cups Foam Containers

Loose Fill Packaging	Polystyrene Grades	Loose Fill “Peanuts”

EPS is categorized by size, with the smallest size, or cup-grade, used to manufacture foam cups and containers. Larger sizes are sold to manufacturers of insulation and protective packaging products and include EPS modified for fire retardancy.

We manufacture a broad range of EPS formulations in Europe for conversion into a variety of standard and specialized insulation and packaging products. This EPS is made primarily for the insulation and protective packaging industries and includes a range of bead sizes and densities for conversion by customers into light and heavy insulation boards as well as various shape products, such as insulated fish packaging boxes. We work closely with our European customers to incorporate special product features into our EPS, such as fire retardancy, low water absorption, specialty coatings, higher thermal insulation qualities and antistatic properties.

Sales, Marketing and Customers

Packaging. Radnor sells its broad range of disposable products to the foodservice industry through a 36-person sales organization and through an extensive network of 54 independent sales representatives. Sales and marketing efforts are directed by our Senior Vice President of Sales and Marketing and are supported by 12 senior sales managers averaging more than eleven years of experience in the foodservice industry. We believe our experienced sales team and long-term representative relationships enhance our ability to provide high levels of customer service and specialized marketing programs, including custom-designed products. Major end users of these products include QSRs, full-service restaurants, hospitals, nursing homes, educational institutions, airlines, business offices, movie theaters and other leisure time concessionaires, such as sports stadiums.

We sell disposable products in the foodservice industry to more than 1,400 national, institutional and retail accounts throughout the United States, in Mexico and in other countries. This customer base, which includes many of the foodservice industry’s largest companies, can be divided into three major categories:

National Accounts: National accounts are customers that use our disposable foodservice products in the sale of their own products and consist primarily of large QSR chains and convenience stores. During fiscal 2004, sales to these customers accounted for approximately 10.1% of our net sales.

Institutional Accounts: Institutional accounts are customers that purchase our disposable foodservice products with a view toward reselling such products in bulk to institutional end users, such as hospitals, restaurants, nursing homes, educational institutions, airlines, movie theaters and other leisure time concessionaires, such as sports stadiums. These customers, representing approximately 41.4% of our net sales in fiscal 2004, are primarily large foodservice distributors.

Retail Accounts: Retail accounts are customers that purchase our disposable foodservice products for resale to actual consumers of the products and consist primarily of supermarket chains and discount stores. In fiscal 2004, retail customers accounted for approximately 6.9% of our net sales.

Approximately 10.0% of our packaging product sales are made pursuant to arrangements under which product prices are automatically adjusted based on changes in prices of styrene monomer, polypropylene and other raw materials. Substantially all of our other packaging product sales are made pursuant to contracts or other arrangements under which we have the right to change product prices on 30 to 60 days’ prior written notice.

Specialty Chemicals. In North America, we sell EPS through a dedicated sales force averaging 21 years of experience and two broker organizations to manufacturers of foam protective packaging and insulation products. In Europe, we market through our Europe-wide sales office network. In support of these sales and marketing efforts, we employ people who are knowledgeable about chemical engineering and manufacturing processes in order to provide technical assistance to our customers.

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

Customer Concentration. No customer represented more than 6.3% of our net sales for fiscal 2004, although the five largest accounts represented approximately 21.5% of such sales. Because we are focusing our marketing efforts for our new thermoformed polypropylene products on our key customers, we anticipate that this customer concentration may increase in the future.

Manufacturing

We operate 15 plants in North America and three plants in Europe. Our eleven U.S. and European foam plants generally operate 24 hours a day, seven days a week and 355 days a year. Our plastic cup and cutlery products are manufactured through an injection molding or thermoforming process that uses polystyrene and polypropylene as its principal raw materials in our state-of-the-art manufacturing facility in North Carolina. This plant operates 24 hours a day, seven days a week and 355 days a year. We also operate six plants located in the United States, Canada and Europe that manufacture EPS from styrene monomer and also operate 24 hours a day, seven days a week and 355 days a year.

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

In addition to our own programs, certain of our larger customers have established their own product standards and perform periodic manufacturing audits at our facilities, either through their own personnel or through an independent testing group such as ASI Food Safety Consultants. We also submit products to third-party laboratories for microbiologic and physical tests to ensure that we conform to or exceed industry product safety standards.

We utilize our quality, service, manufacturing and customer partners to enact and follow through on initiatives consistent with total quality management and good manufacturing practices. Through these programs, we work with our customers to ensure product quality and to create new products that reflect the present and future needs of our customers.

Our North American EPS quality control laboratory includes infrared spectrograph and atomic absorption units. Our laboratory chemists are capable of performing complex chemical and atomic analysis of styrene monomer, polystyrene crystal, expandable polystyrene and all other material components of EPS production. This gives us the ability to customize EPS formulas to meet any special customer requirements. The EPS quality control program includes testing every production batch of EPS to ensure it meets specific customer requirements. Each batch is tested for particle sizes, pentane gas volume and, if the EPS is to be used for insulation, its fire retardation capability.

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

Engineering. As of March 31, 2005, we employed 72 full-time technical personnel, including 30 full-time engineers and engineering managers, based in the Phoenix, Corte Madera, Fort Worth, Mooresville and Canadian facilities. The engineering staff uses computer-aided design and computer-aided manufacturing systems to design advanced, three-dimensional models of products and molds. Once an electronic image of the machine and mold part design is generated, the part can be custom manufactured. We have the capacity to construct all of the proprietary equipment, machines and molds used in the production, testing and packaging of our foam products. We have also developed and are installing in our manufacturing facilities automated materials handling equipment that includes in-line printing, automatic case packaging equipment and more advanced molding machines.

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

Raw Materials

Our foam products are manufactured from EPS, which is produced from styrene monomer. High-purity pentane is also used as an expanding agent in the production of EPS. The raw materials we use for the manufacture of thermoformed lids are primarily plastic resins such as polystyrene. Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins.

Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Styrene monomer prices have fluctuated significantly as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. For example, the contract price for styrene monomer increased from $0.25 per pound in January 2002 to $0.42 per pound in December 2003. The contract price for styrene monomer increased to $0.70 per pound in November 2004, and was $0.64 per pound as of February 2005. Although future styrene monomer prices cannot be predicted with accuracy, contract prices are forecasted by independent industry surveys and producer reports to decline to $0.58 by the end of 2005. While the Company has been able to pass on the majority of past price increases to customers, the Company may not be able to increase prices if styrene monomer costs rise in the future.

We have historically purchased a majority of our styrene monomer requirements under a variety of long-term supply contracts. These contracts provided a supply of styrene monomer under several different pricing mechanisms and with volume discounts. The various pricing mechanisms included those tied to raw material prices, spot market indices, contract indices and varying mixtures of the three. On March 18, 2005, the Company amended the end of the term of its primary North American styrene monomer requirements contract from December 2009 to August 2005. By amending this contract, the Company believes it gained greater flexibility in its overall ability to purchase styrene monomer.

High-purity pentane, which is used as the expanding agent in the production of EPS, is available from a limited number of suppliers. Should high-purity pentane become unavailable, however, high-purity butane may be substituted as the expanding agent.

The raw materials used in the manufacture of our polystyrene plastic cups and cutlery and for the manufacture of thermoformed lids are primarily plastic resins such as polystyrene, which are available from a number of sources. Our polystyrene resin supplies are purchased under various agreements that contain minimum and maximum purchase requirements. The price we pay for polystyrene resin is determined at the time of purchase and can be supported by our styrene monomer purchases. The prices of polystyrene resins fluctuated in a fashion similar to the fluctuations affecting styrene monomer as described above. Polystyrene is largely a derivative of styrene monomer and prices react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract polystyrene pricing was $0.88 per pound as of February 2005. The forecasted price of polystyrene is expected to range between $0.77 and $0.96 during 2005.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins that are made from propylene. We do not currently have long-term supply agreements for polypropylene and may not be able to enter into such agreements on favorable terms or at all. If we are unable to enter into long-term supply agreements, we will be more impacted by the changing market conditions for polypropylene. Polypropylene resin pricing follows the raw material price of propylene and is influenced by the operating rates of the respective polypropylene manufacturing locations. The published homopolymer polypropylene contract price was $0.69 per pound for February 2005 and is forecasted by independent industry surveys and producer reports to decline to $0.63 per pound by the end of 2005. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.28 to $0.66 from the beginning of 2002 through December 2004. We anticipate entering into long-term contracts to provide consistent supply of polypropylene resins. We expect the pricing mechanisms in those contracts to be market driven and to change monthly. We also anticipate that we will obtain rebates based on volume incentives with the respective suppliers.

If pricing of either polystyrene or polypropylene resins would put us in an uncompetitive position, we can switch to the other resin to make our products competitive.

Proprietary Technology and Intellectual Property

We have developed a broad array of proprietary technology that is utilized in various stages of our manufacturing operations, including the manufacture of our new thermoformed polypropylene products. We rely primarily upon confidentiality agreements and restricted plant access to protect our proprietary technology, which we consider material to our operations. We own several patents relating to our foodservice packaging products and our EPS manufacturing processes. However, we do not consider these patents material to our operations.

As of March 31, 2005, we owned 57 trademarks and 11 copyrights registered in the United States, several of which are also registered in other countries. As of such date, we also owned a number of unregistered trademarks. We do not consider any of these trademarks or copyrights material to our operations.

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

The plastic segment of the disposable cup and container market is significantly fragmented. Major producers of thermoformed plastic cups and containers include Pactiv, Solo Cup, Alcoa Packaging and Dart Container. However, the Company believes that only one other competitor, Berry Plastics, manufactures deep-draw thermoformed polypropylene cold cups. It is possible that other competitors may enter the plastic segment of the disposable cup and container market despite the significant investment, especially in equipment and technology that would be required. In addition, as thermoformed polypropylene cold cups gain market acceptance, we would anticipate that producers of polystyrene plastic cups may enter this market.

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

The European EPS industry is more fragmented than in North America. Several companies, including BASF Corporation, and the NOVA Chemicals - BP joint venture are larger and have greater financial resources than we have. We believe that competition is based primarily on price, although technical support, specialized product development and consistent quality are important factors to many of our customers.

Employees

As of December 31, 2004, we had 1,940 full-time employees. We have never experienced a material labor strike or other labor-related work stoppage. We consider our relations with our employees to be good.

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

In 1996, in connection with their acquisition, the soil and shallow groundwater at our domestic EPS facilities were found to contain elevated levels of various contaminants. However, based on the results of soil and groundwater testing, material remediation efforts with respect to these conditions have not been, and we believe will not be, required. We own and operate, or owned or operated, underground storage tanks, also referred to as USTs, at several of our facilities for the storage of liquid pentane and heavy fuel oil. Leak detection or containment systems are in place at each facility with USTs that we currently own or operate. USTs are generally subject to federal, state, local and foreign laws and regulations that require testing and upgrading of USTs and remediation of polluted soils and groundwater resulting from leaking USTs. In addition, if any leakage from our USTs were to migrate onto the property of others, we could be subject to civil liability to third parties for remediation costs or other damages.

Some of our facilities have been alleged or are known to have failed to comply with various reporting or permitting obligations under applicable environmental laws and regulations. The resolution of these allegations and failures has not had a material adverse effect on our financial condition or results of operations, nor do we believe that any future costs of achieving and maintaining compliance with these laws and regulations will have that effect. There have been no instances of noncompliance with these laws and regulations that have had a material adverse effect on our financial condition or results of operations. We believe the likelihood of any such instances as having occurred is remote. However, if any such instances of noncompliance are confirmed, we could incur significant fines, penalties or capital and operating costs. We cannot currently estimate the possible scope of these fines, penalties and costs as we are not aware of any such instances. There can be no assurance that recently promulgated or future environmental laws or regulations, including regulations affecting the volume of and permitting for air emissions in the United States, Canada and in Europe, or changes in interpretation of environmental laws and regulations or of reporting or permitting obligations, will not require us to incur substantial expenditures or significantly modify our operations.

Certain of our current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is reasonably possible that historical or neighboring activities have affected properties currently or formerly owned or operated by us and that, as a result, additional environmental issues may arise in the future. Because we cannot predict the precise nature of these issues, we cannot estimate the possible range of costs we could incur to address them.

ITEM 2. PROPERTIES

We lease approximately 25,000 square feet in Radnor, Pennsylvania, a suburb of Philadelphia, for our executive offices. We believe that our present facilities are adequate for our current operations and that we will be able to lease or otherwise acquire any additional facilities as may be required for our future operations.

We also own or lease manufacturing, warehouse, office, machine assembly and utilities facilities at the locations shown in the following table:

Packaging

Location	Use	Approximate Floor Space Sq. Ft.
Corte Madera, California	Manufacturing, warehouse, machine assembly and office (leased)	79,000
Richmond, California	Warehouse (leased)	104,000
Higginsville, Missouri	Manufacturing and warehouse (partially leased)	103,000
Jacksonville, Florida	Manufacturing and warehouse (leased)	128,000
Edison, New Jersey	Warehouse (leased)	95,000
Metuchen, New Jersey	Manufacturing	84,000
Mount Sterling, Ohio	Manufacturing and warehouse	56,000
Shreveport, Louisiana	Manufacturing and warehouse	73,000
Stone Mountain, Georgia	Manufacturing and warehouse (partially leased)	366,000
Phoenix, Arizona	Machine assembly (leased)	12,000
Tolleson, Arizona	Manufacturing, warehouse and office	170,000
West Chicago, Illinois	Manufacturing, warehouse and office (partially leased)	350,000
El Campo, Texas	Manufacturing and warehouse (partially leased)	106,000
Mooresville, North Carolina	Manufacturing, warehouse and office (leased)	473,000
Lodz, Poland	Manufacturing and warehouse (leased)	31,000

Specialty Chemicals

Location	Use	Approximate Floor Space Sq. Ft.
Fort Worth, Texas	Manufacturing, warehouse and office (partially leased)	208,000
Saginaw, Texas	Manufacturing, warehouse and office	54,000
Baie D’Urfe, Quebec	Manufacturing, warehouse and office	71,000
Porvoo, Finland	Manufacturing, warehouse, machine assembly, utility and office (partially leased)	114,000
Kokemaki, Finland	Manufacturing, warehouse, utility and office (leased)	74,000

ITEM 3. LEGAL PROCEEDINGS

We are involved in a number of legal proceedings arising in the ordinary course of business, none of which we believe will have a material adverse effect on our financial condition or results of operations.

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

Holders

As of March 31, 2005, there were 3 holders of record of the Company’s Voting Common Stock, 11 holders of record of the Company’s Nonvoting Common Stock and 13 holders of record of the Company’s Class B Nonvoting Common Stock.

Dividends

No dividends were declared or paid during the years ended December 31, 2004 or December 26, 2003. The declaration and payment of dividends are subject to the discretion of the Company’s Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company’s credit agreements and the indentures pursuant to which the Company issued its 11% Senior Notes due 2010 and its Senior Secured Floating Rate Notes due on April 15, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Financial results for the periods presented are not fully comparable because of the December 2001 disposition of our European insulation operations and the November 2003 acquisition of certain assets from Polar Plastics Inc. (the “Acquisition”) as described in Note 3 to the Company’s consolidated financial statements included elsewhere herein. Fiscal years 2000 and 2001 contain the results of operations from the European insulation operations.

	Year Ended
	Dec. 29, 2000	Dec. 28, 2001	Dec. 27, 2002	Dec. 26, 2003	Dec. 31, 2004
			($ in thousands)
Results of Operations (1):
Net sales	$353,752	$325,734	$323,182	$341,664	$442,231
Cost of goods sold	277,254	250,719	243,501	279,013	370,277
Cost of goods sold – other (2)	—	—	—	—	2,070

Gross profit	76,498	75,015	79,681	62,651	69,884
Distribution expense	26,003	25,176	22,621	23,335	28,499
Selling, general and administrative expenses	37,128	32,464	33,124	31,567	35,758
Gain on sale of business (3)	—	(10,493)	—	—	—
Other expenses (4)	—	—	1,244	825	838

Income from operations	13,367	27,868	22,692	6,924	4,789
Interest, net (5)	21,725	22,331	21,382	22,040	26,785
Income from unconsolidated affiliates	(876)	(1,160)	(6,165)	(3,623)	(544)
Other expense, net	1,104	2,657	1,146	902	486
Minority interest in operations of consolidated subsidiary	—	—	—	—	(3,354)

Income (loss) before income taxes and discontinued operations	(8,586)	4,040	6,329	(12,395)	(18,584)
Income tax expense (benefit)	(3,074)	2,150	2,455	(2,612)	(6,223)

Income (loss) from continuing operations	$(5,512)	$1,890	$3,874	$(9,783)	$(12,361)

Balance Sheet Data (at end of period)(1)(6):
Working capital	$16,117	$22,318	$29,087	$24,758	$34,227
Total assets	305,999	274,186	283,311	395,474	421,056
Total debt, including current portion (7)	229,508	212,910	215,214	259,466	309,604
Stockholders’ equity (deficit)	(1,811)	117	9,240	7,008	(770)

(1)	The Company’s fiscal year is the 52 or 53-week period that ends on the last Friday of December of each year. The years presented in the above table were 52-week years with the exception of 2004, which was a 53-week year.
(2)	In 2004, the Company wrote-off $2.1 million in costs related to the accelerated termination of its primary North American styrene monomer requirements contract. See Note 6 to the Company’s consolidated financial statements included elsewhere herein.
(3)	Represents gain resulting from sale of European insulation operations.
(4)	In 2004, the Company wrote-off $0.8 million in costs, primarily investment banking fees, relating to the Company’s proposed initial public offering of its common stock.

In March 2003, the Company issued $135.0 million of senior notes due 2010 and amended its domestic revolving credit facility to include a $45.0 million term loan and to increase the revolving credit commitment from $35.0 million to $45.0 million. The proceeds were used to repay the then outstanding $159.5 million of Series A and Series B senior notes due 2003 and outstanding borrowings under the existing revolving credit facilities. The Company recorded $0.8 million of personnel costs directly related to the extinguishment of the long-term debt described above.

In 2002, the Company incurred $1.2 million in costs, primarily investment banking fees, relating to the exploration of the possible sale of its European specialty chemicals operations.

(5)	Interest includes amortization of premium and debt issuance costs related to the Company’s senior notes of $1.2 million for the year ended December 29, 2000, $1.1 million for the years ended December 28, 2001 and December 27, 2002, $0.8 million for the year ended December 26, 2003 and $1.2 for the year ended December 31, 2004. In addition interest includes the write-off of $0.3 million and $1.0 million of deferred financing fees in 2004 and 2003, respectively, related to the early extinguishment of long-term debt.
(6)	Fiscal 2003 and 2004 balance sheet data are not fully comparable due to the November 2003 Acquisition.
(7)	Total debt includes capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion and analysis should be read in conjunction with Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Financial results for the periods presented are not fully comparable because of the November 2003 Acquisition and due to the fact that fiscal year 2004 was a 53 week period and fiscal years 2003 and 2002 were 52 week periods.

General

Radnor Holdings Corporation is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. In November 2003, we acquired the operations of Polar Plastics, Inc. and its subsidiary (“Polar Plastics” or the “Acquisition”). The Acquisition extended our product line to include thermoformed and injection molded disposable foodservice products. We are also upgrading our thermoforming equipment and installing new production lines to facilitate the introduction of our proprietary polypropylene cold drink cups. This product line expansion is necessary to meet accelerating customer demand, including business awards from quick service restaurant customers.

We have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 26 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products in the U.S. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2004, we produced 14.7 billion foam and plastic cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 364 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Net Sales

Net sales represent the sales of the Company’s products less (i) cash discounts and allowances, which historically have averaged approximately 2% of gross sales, and (ii) sales and marketing rebates.

Cost of Goods Sold

Raw material and energy-related costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. Beginning in January 2003 through January 2005, market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 56%. Although future raw material prices cannot be predicted with accuracy, prices for styrene monomer are forecasted by independent industry surveys and producer reports to decline by approximately 10% over the remainder of 2005. While the Company has been able to pass on the majority of past raw material price increases to customers, the Company may not be able to increase prices if raw material costs rise in the future.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins have generally fluctuated in a fashion similar to the fluctuations affecting styrene monomer. Polystyrene is largely a derivative of styrene monomer and prices typically react similarly over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, was $0.88 per pound as of February 2005. The forecasted price of HIPS is expected to range between $0.77 and $0.96 during 2005.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins, which are made from propylene. We do not currently have long-term supply agreements for polypropylene. Polypropylene resin pricing will generally follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations, as well as general supply and demand conditions. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.28 to $0.66 from the beginning of 2002 through December 2004. The published polypropylene contract price was $0.69 per pound for February 2005 and is projected by independent industry surveys and producer reports to decline to $0.63 per pound by the end of 2005.

In connection with the Company’s engineering initiatives, the Company has invested significant resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 0.4%, 0.5% and 0.8% in fiscal 2004, 2003 and 2002, respectively.

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

Year Ended December 31, 2004 Compared to the Year Ended December 26, 2003

Executive Summary

The Company’s gross operating profitability was higher in 2004 as compared to 2003 primarily due to higher selling prices and sales volumes across all segments, which largely offset increases in raw material costs. Fiscal 2004 net sales of $442.2 million increased 29.4% over the prior year due to increased selling prices, the impact of the Acquisition in November 2003 and the favorable impact of changes in foreign currency exchange rates. Income from operations decreased $2.1 million from the prior year to $4.8 million as the improvements in gross profit described above were offset by higher distribution costs, selling expenses, foreign currency transaction losses and other expenses.

Consolidated Results

The following table summarizes the results of operations for the fiscal years ended December 31, 2004 and December 26, 2003.

(millions of dollars)	2004	2003	Increase	% Change
Sales	$442.2	$341.7	$100.5	29.4%
Gross profit	69.9	62.7	7.2	11.5%
Operating expenses	65.1	55.8	9.3	16.7%
Income from operations	4.8	6.9	(2.1)	(30.4)%

Net sales in fiscal 2004 were $442.2 million, an increase of $100.5 million from $341.7 million in fiscal 2003. This increase was primarily due to higher average selling prices ($39.6 million), the Acquisition in November 2003 ($34.9 million), higher sales volumes ($10.9 million) and foreign currency changes driven by the strengthening of the Euro and Canadian dollar against the U.S. dollar ($13.5 million).

Gross profit increased $7.2 million to $69.9 million or 15.8% of net sales in fiscal 2004 from $62.7 million or 18.4% of net sales in fiscal 2003. This was primarily caused by higher average selling prices across all segments, combined with the impact of the Acquisition ($6.6 million), higher sales volumes ($2.1 million), partially offset by higher raw material prices ($36.8 million) and the write-off of costs associated with the accelerated termination of one of the Company’s raw material requirements Contracts ($2.1 million) as described in Note 6 to the Company’s consolidated financial statements included elsewhere herein.

Operating expenses increased by $9.3 million or 16.7% in fiscal 2004 to $65.1 million from $55.8 million in fiscal 2003. This was primarily caused by an increase in operating costs at our packaging operations ($7.6 million) and specialty chemicals operations ($1.6 million). Included in operating expenses for the year ended December 31, 2004 are approximately $1.4 million of foreign currency transaction losses compared to losses of $1.0 million in the prior year.

For the reasons described above, income from operations decreased by $2.1 million in fiscal 2004 to $4.8 million or 1.1% of net sales from $6.9 million or 2.0% of net sales in 2003.

Interest expense increased $4.7 million during fiscal 2004 to $26.8 million from $22.0 million in fiscal 2003 primarily due to the impact of higher average levels of outstanding debt, primarily related to the Acquisition and capital expenditures for our new state-of-the-art manufacturing equipment, along with increased interest rates. Income from unconsolidated affiliates decreased $3.1 million from the prior year to $0.5 million primarily due to the consolidation of the investment partnership in which the Company is the limited partner. Other expenses of $0.5 million in fiscal 2004 decreased $0.4 million from $0.9 million in fiscal 2003.

The effective tax rate for fiscal 2004 increased to 33.5% from 21.1% in the prior year. This increase was primarily due to the creation of a valuation allowance against certain of the Company’s state net operating loss carryforwards in the prior year for which there was no corresponding expense in the current year.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the fiscal years ended December 31, 2004 and December 26, 2003.

(millions of dollars)	2004	2003	Increase (Decrease)	% Change
Sales	$245.2	$196.4	$48.8	24.8%
Gross profit	46.3	44.5	1.8	4.0%
Operating expenses	34.2	26.6	7.6	28.6%
Income from operations	12.1	17.9	(5.8)	(32.4)%

Net sales in the packaging segment in fiscal 2004 increased $48.8 million or 24.8% to $245.2 million compared to $196.4 million in fiscal 2003. The increase was primarily due to the Acquisition in November 2003 ($34.9 million), higher average selling prices ($8.6 million), and increased sales volumes ($4.0 million).

Gross profit in the packaging segment was adversely impacted by the lag between increases in raw material prices and the implementation of selling price increases, as well as by the impact of the installation of the Company’s new thermoforming equipment. During 2004, primarily the fourth quarter, the Company expended significant time and resources to install and test its first new state-of-the-art thermoforming line. Due to the extent of the facilitization required and the scope of the project, operating results were negatively impacted by both the costs of the project as well as the temporary effect on overall operational efficiency. Despite these items, gross profit increased $1.8 million to $46.3 million or 18.9% of net sales in fiscal 2004 from $44.5 million or 22.7% of net sales in fiscal 2003. This was caused primarily by higher average selling prices, as discussed above, as well as the impact of the Acquisition ($6.6 million) and higher sales volumes

($1.1 million), which were only partially offset by higher raw materials prices ($10.0 million) and the overall impact of the new equipment installation.

Operating expenses increased $7.6 million to $34.2 million in fiscal 2004 from $26.6 million in fiscal 2003. This was primarily due to higher distribution costs ($4.4 million) associated with an increase in sales volumes and increased transportation costs, higher depreciation and amortization ($1.4 million) and increased selling expenses ($1.2 million).

For the reasons described above, income from operations decreased $5.8 million to $12.1 million in fiscal 2004 from $17.9 million in the prior year.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the fiscal years ended December 31, 2004 and December 26, 2003.

(millions of dollars)	2004	2003	Increase	% Change
Sales	$210.0	$154.2	$55.8	36.2%
Gross profit	23.6	18.1	5.5	30.4%
Operating expenses	20.2	18.6	1.6	8.6%
Income (loss) from operations	3.4	(0.5)	3.9	n/a

For fiscal 2004, net sales in the specialty chemicals segment increased $55.8 million or 36.2% to $210.0 million from $154.2 million in fiscal 2003. This increase was primarily due to higher selling prices and sales volumes, combined with currency effects driven by the strengthening of both the Euro and the Canadian dollar. Sales at our North American specialty chemicals operations increased $19.5 million primarily due to higher average selling prices ($14.4 million) and favorable currency effects ($3.1 million), combined with the impact of increased sales volumes ($2.0 million). Sales at our European operations increased $36.3 million primarily due to the higher average selling prices ($17.3 million) and favorable currency effects ($11.3 million), combined with the impact of increased sales volumes ($7.4 million). Net sales included $13.0 million and $8.9 million of sales to the packaging segment for fiscal 2004 and 2003, respectively, which are eliminated in consolidation.

Gross profit increased by $5.5 million to $23.6 million or 11.2% of net sales in fiscal 2004 from $18.1 million or 11.7% of net sales in fiscal 2003. This increase was primarily caused by higher selling prices, as described above, and higher sales volumes ($1.1 million), as well as by the impact of changes in foreign currency rates ($2.0 million), partially offset by higher raw material prices ($26.8 million), primarily styrene monomer, and a write-off of costs associated with the accelerated termination of one of the Company’s raw material requirements contracts ($2.1 million) as described in Note 6 to the Company’s consolidated financial statements included elsewhere herein.

For fiscal 2004, operating expenses increased by $1.6 million to $20.2 million from $18.6 million in fiscal 2003 primarily as a result of changes in foreign currency rates ($1.4 million).

For the reasons described above, income from operations increased $3.9 million to $3.4 million in fiscal 2004 from a $0.5 million loss in the prior year.

Corporate and Other

Corporate operating expenses increased by $0.1 million during the fiscal 2004 to $10.7 million from $10.6 million in fiscal 2003 primarily due to, as described in Note 8 to the consolidated financial statements included elsewhere herein, $0.8 million in other expenses related to the extinguishment of long-term debt in fiscal 2003 for which there was no corresponding expense in the fiscal 2004, partially offset by the write-off, in the current year, of costs associated with the Company’s proposed initial public offering of our common stock ($0.8 million).

Year Ended December 26, 2003 Compared to the Year Ended December 27, 2002

Executive Summary

The Company’s profitability was lower in 2003 as compared to 2002 due to higher raw material and energy-related costs, which had a negative impact on our operating results. Fiscal 2003 net sales of $341.7 million increased 5.7% over the prior year mainly due to changes in foreign currency rates and the Acquisition, which occurred on November 14, 2003. Income from operations decreased $15.8 million from the prior year to $6.9 million mainly due to significant increases in energy-related costs at our packaging segment and a contraction in the spread between selling prices and raw material costs at our specialty chemicals segment, both due in large part to the hostilities which occurred in the Middle East, partially offset by the impact of changes in foreign currency rates.

Consolidated Results

The following table summarizes the results of operations for the fiscal years ended December 26, 2003 and December 27, 2002.

(millions of dollars)	2003	2002	Increase (Decrease)	% Change
Sales	$341.7	$323.2	$18.5	5.7%
Gross profit	62.7	79.7	(17.0)	(21.3)%
Operating expenses	55.8	57.0	(1.2)	(2.1)%
Income from operations	6.9	22.7	(15.8)	(69.6)%

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

Operating expenses decreased by $1.2 million in fiscal 2003 to $55.8 million. This was primarily caused by lower operating expenses at our corporate offices ($4.2 million), largely offset by an increase in operating costs at our packaging operations ($1.8 million) and specialty chemicals operations ($1.1 million). Included in operating expenses for the year ended December 26, 2003 are approximately $1.0 million of foreign currency transaction losses, as well as $0.4 million of internal costs related to the Acquisition and the costs related to the Company’s registration statement relating to the proposed sale of the Company’s common stock.

For the reasons described above, income from operations decreased by $15.8 million in fiscal 2003 to $6.9 million or 2.0% of net sales from $22.7 million or 7.0% of net sales in 2002.

Interest expense of $22.0 million in 2003 was comparable to $21.4 million in the prior year, as lower average interest rates more than offset the impact of higher average levels of outstanding debt. Income from unconsolidated affiliates decreased $2.5 million from the prior year to $3.6 million due to a reduction in partners’ capital from an investment partnership in which the Company serves as a limited partner. Other expenses of $0.9 million in 2003 were comparable to $1.1 million in 2002.

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

Corporate and Other

Corporate operating expenses decreased by $4.2 million during fiscal 2003. In addition to the $1.2 million of expenses incurred in the prior year related to the exploration of the possible sale of the European specialty chemicals operations, this favorable change was caused by lower general and administrative expenses ($2.0 million) resulting from cost savings initiatives implemented during fiscal 2003 and lower amortization costs. Partially offsetting this was an increase in foreign currency losses ($1.0 million) and expenses related to the extinguishment of long-term debt ($0.8 million) as described in Note 8 to the consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

During fiscal 2004, cash used in operating activities totaled $12.3 million mainly due to a $9.3 million increase in working capital. The increase in working capital was primarily due to higher accounts receivable ($5.6 million) and inventory ($14.4 million), partially offset by higher accounts payable ($8.9 million). The increase in accounts receivable was mainly caused by increased sales volumes and higher average selling prices. The increases in inventory and accounts payable were due in large part to higher raw material costs.

During fiscal 2004, inventory turnover was approximately 6.0 times per year compared to 6.3 in 2003. As of December 31, 2004, the average collection period for our accounts receivable was 43 days, which was slightly lower than the 45 day average collection period as of December 26, 2003.

The Company used $36.0 million in investing activities during fiscal 2004, primarily due to $34.5 million in capital expenditures which were primarily related to the installation of new state-of-the-art manufacturing equipment. Distributions received from investments in unconsolidated affiliates exceeded the additional investments in these affiliates by $1.1 million during fiscal 2004.

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes is reset quarterly and is payable quarterly, with the first payment having been made on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities. In connection with the repayment of the term loan, we amended the domestic revolving credit facility to increase the commitment from $45 million to $55 million.

As of December 31, 2004, the Company had $60.2 million outstanding under its revolving credit facilities. After taking into account cash on hand, we had the ability to draw up to an additional $8.3 million under these facilities as of December 31, 2004. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company’s capital expenditures for fiscal years 2004 and 2003 were $34.5 million and $11.4 million, respectively.

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

The Company expects to spend approximately $25.0 million on capital expenditures in 2005. Of this amount, approximately $20.0 million relates to new capital expenditures, while $5.0 million relates to maintenance-related capital expenditures on existing equipment. Management estimates that capital expenditures will be made from cash generated from operating activities with the remainder financed with other long-term debt. The Company’s planned spending on capital investments is expected to provide sufficient capacity to satisfy the production requirements under the Company’s current business plan. The Company believes that the levels of capital expenditures permitted by its credit facilities will be sufficient to meet long-term capital expenditure requirements under the Company’s current business plan. The Company has flexibility regarding its long-term capital spending as the majority of its capital spending is not subject to contractual commitments, has the ability to adjust capital spending based on results of operations, excluding maintenance-related capital expenditures, and can assess the overall liquidity position of the Company at the time future investment decisions are made.

The Company’s projected fiscal 2005 debt service payments as of December 31, 2004 were $37.8 million, which included debt principal payments of $10.9 million and interest payments of $26.9 million. As of December 31, 2004, if the interest rate on the Company’s variable rate debt had changed by 1%, the Company’s annual debt service payment obligations would have changed by approximately $1.3 million. Management estimates that debt service requirements will be satisfied from cash generated from operating activities with the remainder financed from borrowings under credit facilities.

From time to time, the Company evaluates and may pursue various capital raising transactions including the sale of debt or equity securities and the divestiture of non-core assets, which will enhance the Company’s overall liquidity and improve its capital structure. The Company may need to pursue capital raising transactions in the event that cash generated from operating activities and amounts financed from borrowings, including borrowings from any additional commitments under the Company’s credit facilities, are insufficient to cover our operating, short-term capital expenditure and debt service requirements. If a capital raising transaction is necessary, the Company may not be able to enter into such a transaction on favorable terms or at all.

Credit Agreements

Effective September 2004 the Company amended its domestic revolving credit facility to increase the commitment from $55 million to $65 million. In February 2005 the Company again amended its domestic revolving credit facility (as amended to date, the “Amended Credit Agreement”) to increase the revolving commitment from $65 million to $75 million effective upon the Company’s satisfaction of certain conditions relating to the pay down of the facility or the Company’s borrowing base requirements, which were subsequently satisfied.

Effective April 2004 in connection with the issuance of the senior secured Floating Rate Notes, in September 2004, February 2005 and again in March 2005, we amended certain financial covenants in the Amended Credit Agreement to permit additional flexibility in operating our business and address compliance issues and instances of non-compliance. The recent amendments caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratios, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization and (iii) the limitation of capital expenditures. As amended, the Amended Credit Agreement contains the following financial covenants:

•	A minimum fixed charge coverage ratio, which is .80 to 1.00 for the quarter ending March 31, 2005 and increasing over time thereafter to 1.15 to 1.00 for the quarter ending September 30, 2005 and for each quarter thereafter;

•	A maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization which is 7.20 to 1.00 for the quarter ending June 30, 2005 and declining over time thereafter until reaching 3.75 to 1.00 for the quarter ending March 31, 2007 and for each quarter thereafter;

•	Limitation of capital expenditures of $35.0 million for the fiscal year ended December 31, 2004 which will revert to $25.0 million for fiscal year ending December 31, 2005 provided the Company applies specified proceeds of certain capital raising transactions to reduce outstanding obligations under the facility;

•	A minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of the Company’s domestic subsidiaries of 85%;

•	A minimum ratio of borrowers’ consolidated earnings before interest, taxes, depreciation and amortization of consolidated earnings before interest, taxes, depreciation and amortization of the Company’s domestic subsidiaries of 85%; and

•	Limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, one of which served to eliminate the fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization covenants at December 31, 2004, the Company is in compliance with all covenants, including financial covenants, under all of the Company’s credit arrangements.

As part of the February 2005 amendment, the lenders received an assignment of rights under two promissory notes in the aggregate principal amount of $22.9 million, a pledge of certain stock from an affiliate of the Company and a guaranty from the Company’s President and Chief Executive Officer of the obligation under the facility up to an amount not exceeding $8.0 million. We also agreed to apply the net proceeds of certain capital events to reduce outstanding obligations under the facility.

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under non-cancelable operating leases, non-competition agreement and purchase obligations as well as contingent obligations related to outstanding letters of credit. These obligations as of December 31, 2004 are summarized in the tables below.

(thousands of dollars)		Payments Due by Period
Contractual Obligations (2)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest	$432,141	$35,197	$63,829	$178,588	$154,527
Capital lease obligations	6,552	2,618	3,934	—	—
Operating lease obligations	61,187	8,300	14,047	11,715	27,125
Non-compete obligations	3,000	1,200	1,200	600	—
Purchase obligations (1)	48,125	48,125	—	—	—

	$551,005	$95,440	$83,010	$190,903	$181,652

(1)	These amounts represent commitments under a long-term styrene monomer supply contract, as discussed in Note 6 to the Company’s consolidated financial statements included elsewhere herein.
(2)	The Company has an employment agreement with its President and Chief Executive Officer that is contingent upon closing of a public offering by the Company of its common stock. See Item 11 included elsewhere herein for a description of the employment agreement. The obligations under this contingent agreement are not included in the Contractual Obligations table above.

(thousands of dollars)		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$4,128	$4,128	$—	$—	$—

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles. The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The depreciable lives of the plant and equipment used in the operation of our business average approximately 17.1 years. Management monitors the assumptions underlying the useful lives of these assets and may potentially need to adjust the corresponding depreciable lives as circumstances change. A change in the average depreciable life of the Company’s plant and equipment by one year would impact depreciation expense by $1.1 million.

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

Recently Issued Accounting Standards and Regulatory Items

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, in the third quarter of 2003. Accordingly, we believe that SFAS No. 123(R) will not have a material impact on our balance sheet or income statements. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statement of cash flows.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. As the Company currently plans to permanently reinvest the undistributed earnings of its foreign subsidiaries, it does not expect that the ACJA will have a material impact on its financial position or results of operations. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that our U.S. federal tax losses have been fully absorbed.

Forward Looking Statements

The statements contained in this Annual Report that are not historical facts, including but not limited to raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See “Business—Raw Materials”, “Business—Competition”, “Business—Employees”, “Business—Environmental Matters,” and “Quantitative and Qualitative Disclosures about Market Risk.”

Risks Relating to Our Business

To the extent that our costs for raw materials rise without comparable increases in the prices of our products or our supply of raw materials is hindered and no alternative sources can be found, our gross profit and net income may decrease.

Our foam products are manufactured from EPS, which is produced from styrene monomer. Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins.

Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Prices for styrene monomer have fluctuated significantly, principally due to supply and demand in the styrene monomer market, but also because of fluctuations in petrochemical feedstock prices. Beginning in January 2002 through March 2003, market prices for styrene monomer increased by more than 80%. From March 2003 through July 2003, market prices for styrene monomer decreased by approximately 15%, but from July 2003 through February 2005, market prices for styrene monomer increased by approximately 66% to $0.64 per pound.

We may be subject to significant increases in prices for polypropylene and polystyrene resins that may materially impact our financial condition. The prices of polystyrene resins fluctuate in a fashion similar to the fluctuations affecting styrene monomer as described above. Polystyrene is largely a derivative of styrene monomer and prices react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities.

We have long-term supply agreements to purchase styrene monomer and polystyrene, however, in March 2005 we accelerated the termination of our primary North American styrene monomer requirements contract to not later than August 1, 2005. We believe that entering into long-term supply agreements for the purchase of styrene monomer and polystyrene has increased our flexibility to purchase styrene monomer and polystyrene and mitigated, but not eliminated, the impact on us of future price fluctuations for styrene monomer and polystyrene. We will continue to be exposed to fluctuations in styrene monomer and polystyrene prices to the extent that our supply agreements do not satisfy our needs for styrene monomer and polystyrene or if we are not able to replace the long-term supply contract pursuant to which we purchase styrene monomer for our domestic operations on favorable terms or at all.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins that are made from propylene. We do not currently have long-term supply agreements for polypropylene and may not be able to enter into such agreements on favorable terms or at all. If we are unable to enter into long-term supply agreements, we will be more impacted by the changing market conditions for polypropylene, particularly if our competitors are able to do so. Polypropylene resin pricing will follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations. Polypropylene prices have had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.28 to $0.69 per pound from the beginning of 2002 through February 2005. The published homopolymer polypropylene contract price was $0.69 per pound for February 2005. We may not be able to arrange for other sources of polypropylene resins in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers.

If raw material prices increase and we are unable to pass such price increases on to our customers, employ successful hedging strategies, enter into long-term supply contracts at favorable prices or buy on the spot market at favorable prices, our gross profit and thus net income may decrease. To the extent that our supply of raw materials is hindered and no alternative sources can be found, our revenues also may decrease. In addition, to the extent prices for polypropylene resins significantly increase compared to polystyrene resins, the cost advantage for our polypropylene products will be mitigated or eliminated and our sales of polypropylene products may suffer. See “Business—Manufacturing—Raw Materials.”

Both the disposable foodservice packaging product market and the market for EPS are highly competitive. Many of our competitors in both of these markets are larger and have significantly greater resources, which could put us at a competitive disadvantage against such competitors.

In North America, we compete in the highly competitive foodservice industry and in the market for EPS. Within the foam segment of the cup and container market, we compete principally with Dart Container, which controls the largest share of this market segment. The plastic segment of the disposable cup and container market in which we compete is significantly more fragmented. However, the Company believes that only one other competitor, Berry Plastics, manufactures deep-draw thermoformed polypropylene cold drink cups. As thermoformed polypropylene cold cups gain market acceptance, we would anticipate that producers of polystyrene plastic cups may enter this market. Our products also compete with metal, glass, paper and other packaging materials, as well as plastic packaging materials made through different manufacturing processes. In Europe, we compete primarily in the fragmented European EPS market. See “Business—Competition.”

Many of our current and potential competitors in both North America and Europe are larger than we are and have significantly greater resources than we have, which could adversely impact our ability to effectively compete with these companies. The competition we face could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition.

Our customers for our disposable foodservice packaging products are concentrated; our revenues and net income may decline if we are unable to maintain our relationships with our largest customers.

In North America, we supply foam cup and container products to a number of national QSR and convenience store companies and to a number of large foodservice distributors. No customer represented more than 6.3% of our net sales for fiscal 2004, although the five largest accounts represented approximately 21.5% of such sales. While we have not lost sales from our key customers in fiscal 2003, 2004 or 2005 to date, if any of such customers substantially reduces its level of purchases from us, our revenues and net income may decline. As a result of concentrating our marketing efforts for thermoformed polypropylene products initially on key existing customers, especially QSRs, we anticipate that the concentration of net sales from our largest customers may increase beginning in 2005. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers. See “Business—Sales, Marketing and Customers.”

We may not be successful in expanding our product line to include plastic products, and our inability to implement our expansion plans may have an adverse effect on our ability to increase our revenues, cash flows and net income.

We will be dependent upon the successful integration and retooling of the assets we have acquired and the installation of the new equipment we have ordered to manufacture these products. We will also need to market this new product line to our existing customers and new customers if we are to be successful. In addition to the risks relating to the asset acquisition and the equipment installation discussed above, our ability to penetrate this new market may be adversely affected by:

•	unanticipated delays in rolling out the line of products;

•	responses by competitors in the cold drink cup market, who may reduce prices or take other actions designed to preserve their market share;

•	catastrophic damage to the facility at which we will be manufacturing these products; and

•	delays or refusals by our key customers to purchase thermoformed polypropylene products.

Although several current and new customers are purchasing or have advised us of their intent to purchase cold drink cups from us, we may not achieve our anticipated level of sales or profitability of cold cups in 2005 or beyond. Our sales of polypropylene cold drink cups could be adversely affected by a decision by one or more of these customers to delay purchasing or not to proceed under the purchase commitments we have received, whether due to product quality concerns, changes in business strategies or other considerations. In addition, because these commitments do not include volume guarantees and may be terminated at any time at our customers’ discretion, we may not sell to these customers the volume of polypropylene cold drink cups that we currently anticipate.

If we are not able to begin selling a significant volume of polypropylene products beginning in 2005, our revenues, cash flows and net income may be lower than expected.

We conduct a significant portion of our operations in foreign countries, and are subject to risks that are inherent in operating abroad, including governmental regulation, changes in import duties, trade restrictions, currency restrictions and other restraints and burdensome taxes.

Our international operations and the products we sell are subject to numerous governmental regulations and inspections. Although we believe we substantially comply with such regulations, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, may from time to time require operational improvements or modifications at various locations or the payment of fines and penalties, or both.

We are subject to a variety of governmental regulations in the countries where we market our products, including import quotas, tariffs and taxes. For example, distributions of earnings and other payments, including interest, received from our foreign subsidiaries may be subject to withholding taxes imposed by the jurisdiction in which such entities are formed or operating, which will reduce the amount of after-tax cash we can receive. In general, as a U.S. corporation, we may claim a foreign tax credit against our federal income tax expense for such foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which we own 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we are not in a tax-paying position in the United States. We may also be required to include in our income for U.S. federal income tax purposes our proportionate share of certain earnings of those foreign subsidiaries that are classified as “controlled foreign corporations” without regard to whether distributions have been actually received from such subsidiaries.

Our financial results depend in part on the economies of the markets in which we have operations and other interests. These markets are in countries with economies in various stages of development or structural reform, and our operations in such markets also could be affected by:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	hyperinflation; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.

Our international operations involve transactions in a variety of currencies. Our financial results may be significantly affected by fluctuations of currency exchange rates. Such fluctuations are significant to our international operations because many of the costs related to those operations are incurred in currencies different from those that are received from the sale of our products in foreign markets, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. To the extent that foreign subsidiaries distribute dividends in local currencies in the future, the amount of cash to be received by us and, consequently, the amount of cash available to make payments for principal of and interest on our senior notes, will be affected by fluctuations in exchange rates, and such shifts in the currency exchange rates may have a material adverse effect on our revenues, cash flows and net income. Although we periodically evaluate derivative financial instruments to manage foreign currency exchange rate changes, we have never held derivatives for managing foreign currency exchange rate risks.

A number of our agreements are governed by the laws of, and subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the operations are located. We cannot accurately predict whether such forum will provide us with an effective and efficient means of resolving disputes that may arise in the future. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the United States is uncertain.

We depend on the services of Michael T. Kennedy, our President, Chief Executive Officer and Chairman, the loss of whom would materially harm our business.

We are dependent on the management experience and continued services of Michael T. Kennedy, our President, Chief Executive Officer and Chairman. We entered into an employment agreement with Mr. Kennedy for an initial three-year term that is contingent upon closing of a public offering of our common stock. We do not currently maintain key person life insurance policies on Mr. Kennedy. Mr. Kennedy has extensive and specialized experience in the foodservice and EPS packaging industries. Accordingly, if Mr. Kennedy were unable or unwilling to continue in his present position, we could have difficulty finding a comparably experienced replacement. If we were unable to replace Mr. Kennedy, our sales and product line expansion initiatives could suffer. In addition, our continued growth depends on our ability to attract and retain other experienced key employees.

If we are not able to use our net operating loss carryforwards to reduce our income tax obligations, our income tax expense may increase and our cash flows may decrease.

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $114.3 million from our U.S. operations. These net operating loss carryforwards will expire between December 2009 and 2023. We have assessed our ability to utilize our federal net operating loss carryforwards and concluded that no valuation allowance currently is required since we believe that it is more likely than not that the federal net operating loss carryforwards will be utilized either by generating taxable income or through tax planning strategies. However, some portions of these net operating loss carryforwards may expire before we can utilize them to reduce our income tax obligations. Our income tax obligations affect our cash position and, therefore, may affect our ability to make payments on our long-term debt, including the notes.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may adversely affect our business, results of operations and financial condition.

Our operations are subject to federal, state, local and foreign environmental laws and regulations. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental matters. The aggregate amount of future clean up costs and other environmental liabilities may be material. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. See “Business—Environmental Matters.”

The continuing hostilities in the Middle East or the outbreak or escalation of hostilities elsewhere could increase our manufacturing costs.

Continued unrest in Iraq and the outbreak, continuation or escalation of hostilities between the United States and any foreign nation, organization or group, together with the recent increase in the frequency and severity of terrorist and similar activity, may have a material adverse effect on our business, results of operations or financial condition. In particular, continued conflict in the Middle East may result in a real or perceived shortage of oil and/or natural gas, which could result in an increase in our manufacturing costs, including an increase in our energy costs and the cost of some of our raw materials.

We rely on unpatented proprietary know-how and trade secrets.

While we hold certain patents and trademarks, we rely primarily upon confidentiality agreements and restricted plant access to protect our proprietary technology. However, these methods and our patents and trademarks may not afford complete protection and others may independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating our proprietary information, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. While we attempt to ensure that our intellectual property and similar proprietary rights are protected and that the third party rights we need are licensed to us when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation. Furthermore, claims or litigation asserting infringement of intellectual property rights may be initiated by third parties seeking damages, the payment of royalties or licensing fees and/or an injunction against the sale of our products and we may not prevail in any such litigation or be successful in preventing such judgment. In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is the potential loss arising from adverse changes in interest rates. The Company’s long-term debt obligations are mostly at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company’s long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $5.6 million over the term of the debt.

Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 (the “Exchange Act”) is accurately recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. As part of the year-end close process, certain adjustments were identified and recorded at several of our subsidiaries. While the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at year-end, the Company is taking steps to further strengthen the control environments at both the subsidiary and the corporate monitoring levels to more quickly identify and resolve these types of issues. Among other things, we are in the process of adding new personnel resources and restructuring reporting relationships. The above matters were discussed with our Audit Committee.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective controls system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

ITEM 9B. OTHER INFORMATION

Item 11 contains a discussion of certain 2005 compensation and bonus arrangements approved on March 29, 2005, which is incorporated by reference into this Item 9B.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company and their ages as of March 30, 2005 are as follows:

Name	Age	Position
Michael T. Kennedy	50	President, Chief Executive Officer and Chairman of the Board
Michael V. Valenza	45	Senior Vice President – Finance and Chief Financial Officer
Richard C. Hunsinger	56	Senior Vice President – Sales and Marketing
Donald D. Walker	63	Senior Vice President – Operations
R. Radcliffe Hastings	54	Executive Vice President, Treasurer and Director
John P. McKelvey	64	Senior Vice President, Human Resources and Administration
Caroline J. Williamson	37	Vice President and Corporate Counsel
Paul D. Ridder	33	Vice President and Corporate Controller
Paul M. Finigan	50	Director

Michael T. Kennedy has served as President, Chief Executive Officer and Chairman of the Board of the Company since its formation in November 1991. Between March 1985 and July 1990, Mr. Kennedy served as Chief Financial Officer of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases.

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

R. Radcliffe Hastings has served as Executive Vice President and Treasurer of the Company since March 2004. Mr. Hastings served as Senior Vice President and Treasurer of the Company from June 1996 until March 2004 and as a director since May 1997. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of America, for 18 years. Mr. Hastings held a variety of management positions in the U.S. banking group and in Bank of America’s securities operation, BA Securities, Inc.

John P. McKelvey has served as Senior Vice President-Human Resources and Administration for the Company since March 2002. From October 1992 through March 2002, Mr. McKelvey was the Vice President-Human Resources and Quality Assurance for the Company. From February 1992 until October 1992, Mr. McKelvey was Director of Human Resources for the Company. From 1971 until joining the Company, Mr. McKelvey served in a variety of human resources management positions for Scott Container Products Group, Inc., Texstyrene Corporation, WMF Corporation and Thompson Industries.

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

Paul M. Finigan has served as a director of the Company since July 2000. Mr. Finigan served as counsel to the law firm of Day Berry & Howard, LLP from October 2002 to January 2005. From November 1999 to June 2002, Mr. Finigan served as Chief Legal Officer of Lumenos, Inc.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Currently, the Board has appointed an Audit Committee and a Compensation Committee.

The Audit Committee has the responsibility for the appointment, compensation, retention and oversight of our independent registered public accountants for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The audit committee also has the responsibility of reviewing the results and scope of audit and other services provided by the independent registered public accountants, evaluating the objectivity and independence of our outside registered public accountants and reviewing and evaluating our audit functions generally. The audit committee also exercises oversight of our internal controls and financial reporting processes, and ethical and legal compliance matters. The Audit Committee is comprised of Mr. Kennedy, Mr. Hastings and Mr. Finigan. The Board of Directors has determined that Mr. Kennedy is an audit committee financial expert. Neither Mr. Kennedy nor Mr. Hastings is “independent” within the meaning of the rules adopted by the New York Stock Exchange and the Nasdaq Stock Market, although we are not currently subject to those rules. Our Board of Directors has determined that the qualifications and experience of Messrs. Kennedy and Hastings provide valuable guidance to the Audit Committee notwithstanding their lack of independence, and that their significant stock ownership enhances the likelihood that they will perform their duties as members of the Audit Committee in a manner that is in the best interest of our stockholders and other constituencies.

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

Radnor Holdings Corporation

Radnor Financial Center

150 Radnor Chester Road

Suite 300

Radnor, PA 19087-5292

Attention: Corporate Controller

ITEM 11. EXECUTIVE COMPENSATION

Officers of the Company who serve as directors are not compensated for serving as directors of the Company. The Company’s non-officer director receives an annual retainer of $25,000 for his services as director, plus an annual retainer of $5,000 for his services as a member of each Board committee on which he sits and an annual retainer of $5,000 for his services as the chairperson of each Board committee that he chairs. The Company’s non-officer director serves as chairperson of each of the Audit Committee and the Compensation Committee, and his current aggregate annual retainer is $45,000. The non-officer director may also receive, in the Company’s discretion, $1,250 per meeting for his attendance at meetings of the Board and of its committees. In addition, all directors are reimbursed for their expenses incurred in attending meetings.

The following table sets forth certain information concerning the compensation paid to the Company’s chief executive officer and the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2004:

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)		All Other Compensation
Michael T. Kennedy President and Chief Executive Officer	2004 2003 2002	$3,000,000 3,000,000 3,000,000	$1,750,000 2,800,000 2,500,000	$106,301 144,790 152,087	(2) (2) (2)	$4,760 4,760 75,814	(4) (4) (3)

R. Radcliffe Hastings Executive Vice President and Treasurer	2004 2003 2002	571,154 550,000 500,000	— 350,000 —	— — —		4,760 4,760 4,760	(4) (4) (4)

Michael V. Valenza Senior Vice President- Finance and Chief Financial Officer	2004 2003 2002	337,500 325,000 300,000	— 200,000 —	— — —		4,760 4,760 4,760	(4) (4) (4)

Richard C. Hunsinger Senior Vice President- Sales and Marketing	2004 2003 2002	337,500 325,000 300,000	— — —	— — —		4,760 4,760 4,760	(4) (4) (4)

Donald D. Walker Senior Vice President- Operations	2004 2003 2002	337,500 325,000 300,000	— — —	— — —		4,760 4,760 4,760	(4) (4) (4)

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the officer for such year.
(2)	Represents transportation costs paid by the Company on behalf of Mr. Kennedy.
(3)	Includes $4,760 of matching contributions by the Company under its 401(k) Retirement Savings Plan and premiums of $71,054 paid by the Company with respect to a supplemental life insurance policy for the benefit of Mr. Kennedy.
(4)	Represents a matching contribution by the Company under its 401(k) Retirement Savings Plan.

The Compensation Committee determined that no bonuses would be paid to any of the Named Executive Officers (other than the President and Chief Executive Officer) for the year ended December 31, 2004.

The following table sets forth the 2005 salary approved by the Compensation Committee for the Company’s Named Executive Officers:

Executive Officers	2005 Salary
R. Radcliffe Hastings	$550,000
Michael V. Valenza	350,000
Richard C. Hunsinger	350,000
Donald D. Walker	350,000

Effective April 1, 2005, the President and Chief Executive Officer’s annualized base salary was reduced from $3,000,000 to $1,000,000. The Compensation Committee also approved the 2005 Bonus Plan for the Company’s President and Chief Executive Officer. Bonuses payable to the Company’s President and Chief Executive Officer under the Bonus Plan are determined quarterly by the Committee based on attainment of certain financial objectives and execution of certain nonfinancial objectives. The financial objectives consist of targets for profitability and the nonfinancial objectives relate to divestitures, capital raising transactions and critical operating initiatives. For 2005, the President and Chief Executive Officer will be eligible to receive an amount up to $2,500,000 if all financial objectives are exceeded and nonfinancial objectives are met. Notwithstanding the foregoing, the Compensation Committee retains the discretion under the Bonus Plan to adjust the amount of any bonus to be paid to the Company’s President and Chief Executive Officer with respect to the nonfinancial objectives.

The following table sets forth information with respect to options to purchase the Company’s Nonvoting Common Stock held at December 31, 2004 by the Named Executive Officers. No options were granted to or exercised by such persons during the fiscal year ended December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. Kennedy	—	—	—	—
R. Radcliffe Hastings	—	—	—	—
Michael V. Valenza	130	—	$1,866,000	—
Richard C. Hunsinger	100	—	$1,533,250	—
Donald D. Walker	125	—	$1,962,000	—

(1)	Based on the estimated fair value of $20,500 per share of the underlying securities, as determined by the Company’s Board of Directors.

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

We entered into an employment agreement with Mr. Kennedy that is contingent upon closing of a public offering by us of common stock. The agreement, which will be for an initial three-year term (subject to possible one-year renewals after this three-year period), will provide for an annual base salary of $1,000,000. All bonuses payable during, or in respect of, the employment term will be set by our compensation committee based upon reasonable performance criteria established by the committee no later than March 31 of the year to which it relates and after consultation with Mr. Kennedy. Mr. Kennedy will have the right to elect whether to receive any bonus that may become payable in the form of cash or shares of our common stock. As a long-term incentive, Mr. Kennedy will receive an award of 70,000 shares of restricted stock, assuming a 1,803-for-one stock split, upon the closing of the offering. All of these shares will be subject to forfeiture under the circumstances to be described in the award. The risk of forfeiture for such shares generally lapses with respect to one-third of such shares on each of the first three anniversaries of the closing of the offering. Mr. Kennedy will be eligible to participate in all of the Company’s employee benefits (including retirement, health and fringe benefits) made available generally to other officers and key employees and to such other benefits provided to him in accordance with past practice. Under the employment agreement, Mr. Kennedy’s employment may be terminated with or without “cause” by us at any time. In the event that we terminate Mr. Kennedy’s employment other than “for cause” or Mr. Kennedy terminates for “good reason” (as such terms will be defined in the agreement), we will be obligated to provide severance pay equal to two times his then current annual base salary and bonus amount and two years’ health insurance continuation and to unrestrict his restricted stock award to the extent such restrictions had not then already lapsed. The severance benefits increase to three times annual base salary and bonus and the health insurance continuation extends to three years in the event the qualifying termination occurs within two years following a “change of control of the Company” (as will be defined in the agreement). This agreement will also provide that, upon a change of control, (i) Mr. Kennedy will have the right to resign during a 60-day period following the first anniversary of the date of the change of control and receive the severance pay and benefits that would otherwise be provided if his employment were terminated other than “for cause” and (ii) Mr. Kennedy will be entitled to receive a tax “gross-up” payment to fully offset any excise taxes incurred if the after-tax benefit to Mr. Kennedy of the gross-up is at least 10% greater than the after-tax benefit that Mr. Kennedy would receive if he were cut back to the maximum amount that could be paid to him without incurring any such excise taxes. The employment agreement will also contain customary post-employment restrictive covenants in connection with Mr. Kennedy’s ability to compete and to solicit customers and employees of the Company.

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks required to be disclosed under Item 402(j) of Regulation S-K under the Securities Act of 1933 during 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2005, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned	Percent of Class
Michael T. Kennedy Radnor Financial Center 150 Radnor Chester Road, Suite A300 Radnor, PA 19087	Voting Common Stock	480	80.0%

John P. McNiff 322 Stenton Avenue Plymouth Meeting, PA 19462	Voting Common Stock	60	10.0%

R. Radcliffe Hastings Radnor Financial Center 150 Radnor Chester Road, Suite A300 Radnor, PA 19087	Voting Common Stock	60	10.0%

The following table sets forth certain information as of December 31, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity Compensation plans approved by security holders	676	$5,453	—
Equity Compensation plans not approved by security holders	—	—	—

Total	676	$5,453	—

(1)	Excludes the number of securities to be issued upon exercise of outstanding options, warrants and rights. Also excludes securities issuable pursuant to the Company’s 2003 Incentive Compensation Plan, which was approved by the Company’s stockholders in November 2003 but will not be effective until completion of a recapitalization of the Company. The recapitalization is expected to involve the conversion of each class of our common stock into a single class of common stock and a related stock split, and is not expected to be implemented until shortly before the completion of an initial public offering of our common stock.

The following table sets forth certain information as of March 31, 2005, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Michael T. Kennedy	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	480 2,212(3) —	80.0% 41.0% —

Michael V. Valenza	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 150	— — 40.0%

Richard C. Hunsinger	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 150	— — 43.5%

Donald D. Walker	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — 182	— — 49.2%

R. Radcliffe Hastings	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	60 540(4) —	10.0% 10.0% —

Paul M. Finigan	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	— — —	— — —

Directors and all executive officers as a group (9 persons)	Voting Common Stock Class B Nonvoting Common Stock Nonvoting Common Stock	540 2,752(3)(4) 625	90.0% 51.0% 87.4%

(1)	Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before May 31, 2005, upon the exercise of stock options granted pursuant to the Company’s Equity Incentive Plan, as follows: Michael V. Valenza-130; Richard C. Hunsinger-100; Donald D. Walker-125; and the directors and all executive officers as a group-470.
(2)	Based upon 600, 5,400 and 245 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock and Nonvoting Common Stock, respectively, as well as the shares the respective individual has the right to acquire on or before May 30, 2005.
(3)	Includes 419 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust. Excludes 2,108 shares owned by eight trusts for the benefit of Mr. Kennedy’s children.
(4)	Includes 270 shares held in a grantor retained annuity trust created by Mr. Hastings. Mr. Hastings retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer, for personal use. As of December 31, 2004, outstanding principal and interest from these advances totaled $4.1 million, which was the highest amount outstanding in fiscal 2004. These advances accrue interest monthly at the 100% short-term semi-annual applicable federal rate for the current month. As of March 30, 2005, the outstanding principal and interest from these advances totaled $4.1 million.

Vincent F. Garrity, Jr. is of counsel to Duane Morris LLP, which serves as the Company’s primary legal counsel. Mr. Garrity is also a trustee of eight trusts for the benefit of Mr. Kennedy’s children and a grantor retained annuity trust for the benefit of Mr. Kennedy’s children and other family members and certain charities that own an aggregate of 2,527 shares of our Class B Nonvoting Common Stock and for which Mr. Garrity, in his capacity as trustee, has sole dispositive power and, to the extent such shares are entitled to vote on any matter, sole voting power.

The Company provides certain management services to a related company of which Mr. Kennedy is also a director for which the Company receives a fee. During 2004, the Company earned management fees of $3.2 million. At December 31, 2004, unpaid management fees totaled $0.1 million.

Michael T. Kennedy agreed to guarantee our obligations under the Amended Credit Agreement up to an amount not exceeding $8.0 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the formation of the Audit Committee in 2004, the Board of Directors performed the duties that are now the responsibility of the Audit Committee. In 2004, the Audit Committee engaged the Company’s independent registered public accounting firm and has pre-approved all non-audit services provided by KPMG LLP.

During fiscal years 2004 and 2003, the Company retained KPMG LLP to provide services in the following categories and paid the following amounts (in thousands):

	2004	2003
Audit fees	$176	$190
Audit-related fees	380	456
Tax fees	314	388
All other fees	—	—

Total fees	$870	$1,034

Audit fees are those fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements included in its Annual Report on Form 10-K and the review of the Company’s quarterly consolidated financial statements included in its Quarterly Report on Form 10-Q’s that are customary under auditing standards of the Public Company Accounting Oversight Board (United States), as well as for statutory audits in foreign jurisdictions. Audit-related fees consist primarily of services rendered in connection with employee benefit plan audits, SEC registration statements on Form S-4 and Form S-1, due diligence assistance and consultation on financial accounting and reporting standards. Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and divestitures and technical assistance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules - None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Inc. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

4.1	Indenture dated as of March 11, 2003 among Radnor Holdings Corporation, as issuer, and Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as guarantors, and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

4.2	Indenture dated as of April 27, 2004 among Radnor Holdings Corporation, as issuer, and Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as guarantors, and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form 10-Q for the quarterly period ended March 26, 2004 filed by Radnor Holdings Corporation)

*10.1	Amended and Restated Contract of Sale dated as of November 7, 2003 by and between Chevron Phillips Chemical Company LP and Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., StyroChem Finland Oy, WinCup Texas, Ltd. and WinCup Holdings, Inc. (Incorporated by reference to Exhibit 10.1 filed with Amendment No. 1 to the Form S-1 Registration Statement filed by Radnor Holdings Corporation, Commission File No. 333-110443 (the “Form S-1”))

**10.2	Agreement of Sale dated as of January 1, 1998 by and between Lyondell Chemie Nederland, B.V., as assignee of Lyondell Chemical Nederland, Ltd. (formerly known as ARCO Chemie Nederland, Ltd.) and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.49 filed with the Form 10-K for the Year Ended December 25, 1998 filed by Radnor Holdings Corporation)

**10.3	Amendment dated November 8, 2002 by and between Lyondell Chemie Nederland, B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.48 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 27, 2002 filed by Radnor Holdings Corporation)

10.4	Amended Lease between Shawland LLC (as successor in interest to Patricia M. Dunnell) and James River Paper Company, Inc. dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996, regarding Jacksonville, Florida property (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Original S-4)

10.5	Second Amendment to Amended Lease by and between Shawland LLC and WinCup Holdings, Inc. dated November 30, 2004 regarding Jacksonville, Florida property

10.6	Warehouse Lease between Adler Acquisitions LLC (as successor in interest to Etzioni Partners) and James River Corporation dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996, regarding Edison, New Jersey property (Incorporated by reference to Exhibit 10.27 filed with Amendment No. 1 to the Original S-4)

10.7	Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc. dated January 30, 2004 regarding Stone Mountain, Georgia property (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended June 25, 2004 filed by Radnor Holdings Corporation)

10.8	First Amendment to Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc. dated April 26, 2004 regarding Stone Mountain, Georgia property (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended June 25, 2004 filed by Radnor Holdings Corporation)

10.9	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.12 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.10	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.14 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.11	Industrial Real Estate Sublease between National Distribution Agency, Inc. and WinCup Holdings, Inc. dated February 1, 1998 regarding Richmond, California property

10.12	First Amendment to Industrial Real Estate Sublease between National Distribution Agency, Inc. and WinCup Holdings, Inc. dated February 8, 2005 regarding Richmond, California property

10.13	Industrial Building Lease between CenterPoint Properties Trust (as successor in interest to CenterPoint Properties Corporation) and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.33 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd. and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

10.14	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.15 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.15	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.16 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.16	Radnor Financial Center Office Lease between Radnor Properties – SDC, L.P. and Radnor Holdings Corporation dated August 25, 2004 regarding Radnor, Pennsylvania property (Incorporated by reference to Exhibit 10.15 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., Commission File No. 333-118813 (the “2004 S-4”))

10.17	Lease Agreement dated February 25, 2003 by and between POL (NC) QRS 15-25, Inc. and Polar Plastics (NC) Inc, assigned to WinCup Holdings, Inc. on November 14, 2003, regarding Mooresville, North Carolina property (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 2 to the Form S-1)

10.18	First Amendment to Lease Agreement dated November 14, 2003 by and between WinCup Holdings, Inc. and POL (NC) QRS 15-25, Inc. regarding Mooresville, North Carolina property (Incorporated by reference to Exhibit 10.66 filed with Amendment No. 2 to the Form S-1)

10.19	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 regarding Porvoo, Finland property (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.20	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996, regarding Kokemaki, Finland property (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.21	Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 26, 2001 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.19 filed with the Form 10-K for the year ended December 28, 2001 filed by Radnor Holdings Corporation (the “2001 10-K”))

10.22	First Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 4, 2002 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem

Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.20 filed with the 2001 10-K)

10.23	Second Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 5, 2003 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation and LaSalle Business Credit, LLC (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.24	Third Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of August 1, 2003 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.59 filed with Amendment No. 2 to the Form S-4 Registration Statement filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., Commission File No. 333-105123)

10.25	Fourth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated September 12, 2003 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.26	Fifth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated October 27, 2003 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended September 26, 2003 filed by Radnor Holdings Corporation)

10.27	Sixth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated November 17, 2003 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Form S-1)

10.28	Seventh Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 12, 2004 among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.69 filed with the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

10.29	Eighth Amendment to Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement dated April 27, 2004 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd, Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended March 26, 2004 filed by Radnor Holdings Corporation)

10.30	Ninth Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated September 27, 2004 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by Radnor Holdings Corporation on September 30, 2004)

10.31	Tenth Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated February 15, 2005 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank

10.32	Security Agreement dated as of April 27, 2004 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C. and Wachovia Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended March 26, 2004 filed by Radnor Holdings Corporation)

10.33	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 by StyroChem U.S., Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Wachovia Bank, National Association, in its capacity as collateral agent with respect to Business Highway 287 North (Peden Road), Fort Worth, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas (Incorporated by reference to Exhibit 10.54 filed with Amendment No. 1 to the 2004 S-4)

10.34	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 by StyroChem U.S., Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Wachovia Bank, National Association, in its capacity as collateral agent with respect to North Sylvania Avenue, Fort Worth, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas (Incorporated by reference to Exhibit 10.55 filed with Amendment No. 1 to the 2004 S-4)

10.35	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 between WinCup Holdings, Inc. and Wachovia Bank, National Association, in its capacity as collateral agent with respect to West Chicago, Illinois property, which was recorded by the Recorder of Deeds for DuPage County, Illinois (Incorporated by reference to Exhibit 10.56 filed with Amendment No. 1 to the 2004 S-4)

10.36	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 by WinCup Holdings, Inc. in favor of Wachovia Bank, National Association, in its capacity as collateral agent with respect to Shreveport, Louisiana property, which was recorded by the Recorder of Deeds for Caddo Parish, Louisiana (Incorporated by reference to Exhibit 10.57 filed with Amendment No. 1 to the 2004 S-4)

10.37	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 by WinCup Holdings, Inc. in favor of Mid-West Title Company, Inc. for the benefit of Wachovia Bank, National Association, in its capacity as collateral agent with respect to Higginsville, Missouri property, which was recorded by the Recorder of Deeds for Lafayette County, Missouri (Incorporated by reference to Exhibit 10.58 filed with Amendment No. 1 to the 2004 S-4)

10.38	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 between WinCup Holdings, Inc. and Wachovia Bank, National Association, in its capacity as collateral agent with respect to Metuchen, New Jersey property, which was recorded by the Recorder of Deeds for Middlesex County, New Jersey (Incorporated by reference to Exhibit 10.59 filed with Amendment No. 1 to the 2004 S-4)

10.39	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 between WinCup Holdings, Inc. and Wachovia Bank, National Association, in its capacity as collateral agent with respect to Mt. Sterling, Ohio property, which was recorded by the Recorder of Deeds for Madison County, Ohio (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the 2004 S-4)

10.40	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 by WinCup Texas, Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Wachovia Bank, National Association, in its capacity as collateral agent with respect to El Campo, Texas property, which was recorded by the Recorder of Deeds for Wharton County, Texas (Incorporated by reference to Exhibit 10.61 filed with Amendment No. 1 to the 2004 S-4)

10.41	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated April 27, 2004 by WinCup Texas, Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Wachovia Bank, National Association, in its capacity as collateral agent with respect to Saginaw, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas (Incorporated by reference to Exhibit 10.62 filed with Amendment No. 1 to the 2004 S-4)

10.42	Loan and Security Agreement dated as of June 24, 2004 by and between Merrill Lynch Capital and WinCup Holdings, Inc., together with form of Insurance Rider, form of Promissory Note, form of Collateral Schedule and Agreement of Guaranty dated June 24, 2004 by Radnor Holdings Corporation in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the 2004 S-4)

10.43	Promissory Note No. 001 dated June 24, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.80 filed with Amendment No. 1 to the 2004 S-4)

10.44	Promissory Note No. 002 dated July 16, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the 2004 S-4)

10.45	Promissory Note No. 003 dated September 7, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.82 filed with Amendment No. 1 to the 2004 S-4)

10.46	Promissory Note No. 004 dated September 10, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.83 filed with Amendment No. 1 to the 2004 S-4)

10.47	Promissory Note No. 005 dated October 8, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.84 filed with Amendment No. 1 to the 2004 S-4)

10.48	Promissory Note No. 006 dated November 12, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital

10.49	Promissory Note No. 007 dated November 19, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital

+10.50	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit 10.38 filed with the Original S-4)

+10.51	Employment Agreement dated April 5, 1996 between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit 10.66 filed with the Original S-4)

+10.52	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

+10.53	Employment Agreement dated November 20, 2003 by and between Radnor Holdings Corporation and Michael T. Kennedy, to be effective upon the closing of the initial public offering of Radnor Holdings Corporation (Incorporated by reference to Exhibit 10.57 filed with Amendment No. 1 to the Form S-1)

+10.54	First Amendment to Employment Agreement dated December 15, 2003 by and between Radnor Holdings Corporation and Michael T. Kennedy (Incorporated by reference to Exhibit 10.58 filed with Amendment No. 2 to the Form S-1)

+10.55	Radnor Holdings Corporation Equity Incentive Plan dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit 10.39 filed with Amendment No. 1 to the Original S-4)

+10.56	Amendment to the Radnor Holdings Corporation Equity Incentive Plan dated April 28, 1992 (Incorporated by reference to Exhibit 10.67 filed with the Form 10-Q for the quarterly period ended June 27, 1997 filed by Radnor Holdings Corporation)

+10.57	Amendment No. 2003-1 to the Radnor Holdings Corporation Equity Incentive Plan dated October 29, 2003 (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the Form S-1)

+10.58	Radnor Holdings Corporation Senior Executive Retirement Plan, amended as of September 1, 1999 (Incorporated by reference to Exhibit 10.55 filed with the Form 10-K for the year ended December 31, 1999 filed by Radnor Holdings Corporation)

+10.59	Radnor Holdings Corporation 2003 Omnibus Equity Compensation Plan adopted by Radnor Holdings Corporation’s Board of Directors and approved by its stockholders on December 15, 2003 (Incorporated by reference to Exhibit 10.63 filed with Amendment No. 2 to the Form S-1)

10.60	Television Programming Distribution Agreement by and between Stream S.p.A. and CNI Europe (The Netherlands) BV dated as of July 31, 1997 (Incorporated by reference to Exhibit 10.70 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

10.61	Amendment to Television Programming Distribution Agreement by and between Stream S.p.A. and CNI Europe (The Netherlands) BV dated as of November 21, 2002 (Incorporated by reference to Exhibit 10.71 filed with Amendment No. 1 to the Form 10-K for the Year Ended December 26, 2003 filed by Radnor Holdings Corporation)

***10.62	Termination Agreement dated as of March 18, 2005 by and between Chevron Phillips Chemical Company LP and Radnor Chemical Corporation, StyroChem U.S., Ltd., StyroChem Canada, Ltd., StyroChem Finland Oy, WinCup Texas, Ltd. and WinCup Holdings, Inc.

10.63	Eleventh Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated March 30, 2005 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to an Order Granting Confidential Treatment under the Securities Act and Rule 406 Promulgated Thereunder.
**	Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Extension of Previous Grant of Confidential Treatment under the Exchange Act and Rule 24b-2 Promulgated Thereunder.
***	Portions of this Exhibit have been deleted pursuant to the Company’s Application Requesting Confidential Treatment under the Exchange Act and Rule 24b-2 Promulgated Thereunder.
+	This exhibit represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: March 31, 2005	By:	/s/ MICHAEL T. KENNEDY
Michael T. Kennedy
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY Michael T. Kennedy	Chairman of the Board and Chief Executive Officer	March 31, 2005

/s/ R. RADCLIFFE HASTINGS R. Radcliffe Hastings	Executive Vice President, Treasurer and Director	March 31, 2005

/s/ MICHAEL V. VALENZA Michael V. Valenza	Senior Vice President - Finance, Chief Financial Officer (principal accounting and financial officer)	March 31, 2005

/s/ PAUL M. FINIGAN	Director	March 31, 2005
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation and subsidiaries as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the fiscal years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radnor Holdings Corporation and subsidiaries as of December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 31, 2005

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and December 26, 2003

(In thousands, except share amounts)

	2004	2003
Assets

Current assets:
Cash	$3,393	$6,896
Accounts receivable, net	50,048	41,441
Inventories	67,526	52,202
Prepaid expenses and other	8,849	10,186
Deferred tax asset	2,075	2,889

	131,891	113,614

Property, plant, and equipment, at cost:
Land	7,064	7,034
Supplies and spare parts	6,366	6,044
Buildings and improvements	44,488	40,897
Machinery and equipment	271,908	236,820

	329,826	290,795
Less accumulated depreciation	(112,255)	(92,142)

	217,571	198,653

Investments	41,676	66,606

Intangible assets	9,894	5,790

Deferred tax asset	3,949	—

Other assets	16,075	10,811

	$421,056	$395,474

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$56,940	$45,993
Accrued liabilities	29,838	26,913
Current portion of long-term debt	8,571	13,626
Current portion of capitalized lease obligations	2,315	2,324

	97,664	88,856

Long-term debt, net of current portion	294,992	237,478
Capitalized lease obligations, net of current portion	3,726	6,038
Deferred tax liability	—	3,552
Other non-current liabilities	4,191	3,608
Minority interest in consolidated subsidiary	21,253	48,934

Commitments and contingencies (note 6)	—	—

Stockholders’ equity (deficit):
Voting and nonvoting common stock. Authorized 22,700 shares; issued and outstanding 6,245 shares	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(27,628)	(15,267)
Cumulative translation adjustment	7,470	2,887

Total stockholders’ equity (deficit)	(770)	7,008

	$421,056	$395,474

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended December 31, 2004, December 26, 2003

and December 27, 2002

(In thousands)

	2004	2003	2002
Net sales	$442,231	$341,664	$323,182

Cost of goods sold	370,277	279,013	243,501

Cost of goods sold - other (Note 6)	2,070	—	—

Gross profit	69,884	62,651	79,681

Operating expenses:
Distribution	28,499	23,335	22,621
Selling, general and administrative	35,758	31,567	33,124
Other expenses (Note 8)	838	825	1,244

	65,095	55,727	56,989

Income from operations	4,789	6,924	22,692

Interest, net	26,785	22,040	21,382
Income from unconsolidated affiliates	(544)	(3,623)	(6,165)
Other, net	486	902	1,146
Minority interest in operations of consolidated subsidiary	(3,354)	—	—

	23,373	19,319	16,363

Income (loss) before income taxes and discontinued operations	(18,584)	(12,395)	6,329

Provision (benefit) for income taxes	(6,223)	(2,612)	2,455

Income (loss) before discontinued operations	(12,361)	(9,783)	3,874

Loss from discontinued operations, net of tax	—	—	48

Net income (loss)	$(12,361)	$(9,783)	$3,826

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Fiscal years ended December 31, 2004, December 26, 2003

and December 27, 2002

(In thousands, except share amounts)

	Voting and nonvoting common stock		Additional paid-in capital	Retained earnings (deficit)	Cumulative translation adjustment	Total
	Shares	Amount
Balance, December 28, 2001	6,245	$1	$19,387	$(9,310)	$(9,961)	$117
Comprehensive income:
Net income	—	—	—	3,826	—	3,826
Translation adjustment	—	—	—	—	5,297	5,297

Total comprehensive income						9,123

Balance, December 27, 2002	6,245	1	19,387	(5,484)	(4,664)	9,240
Comprehensive loss:
Net loss	—	—	—	(9,783)	—	(9,783)
Translation adjustment	—	—	—	—	7,551	7,551

Total comprehensive loss						(2,232)

Balance, December 26, 2003	6,245	1	19,387	(15,267)	2,887	7,008
Comprehensive loss:
Net loss	—	—	—	(12,361)	—	(12,361)
Translation adjustment	—	—	—	—	4,583	4,583

Total comprehensive loss						(7,778)

Balance, December 31, 2004	6,245	$1	$19,387	$(27,628)	$7,470	$(770)

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 31, 2004, December 26, 2003

and December 27, 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(12,361)	$(9,783)	$3,826
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,511	17,946	19,010
Deferred income taxes	(8,234)	(3,163)	1,810
Income from unconsolidated affiliates	(544)	(3,623)	(6,165)
Minority interest in operations of consolidated subsidiary	(3,354)	—	—
Discontinued operations	—	—	48
Changes in operating assets and liabilities, net of effects of acquisition and disposition of businesses
Accounts receivable, net	(5,613)	1,852	(761)
Inventories	(14,358)	(7,180)	(5,817)
Prepaid expenses and other	723	(2,515)	804
Accounts payable	8,902	5,939	(825)
Accrued liabilities	1,061	2,393	(3,839)

Net cash provided by (used in) continuing operations	(12,267)	1,866	8,091
Net cash used in discontinued operations	—	—	(130)

Net cash provided by (used in) operating activities	(12,267)	1,866	7,961

Cash flows from investing activities:
Capital expenditures	(34,536)	(11,405)	(10,558)
Business acquisitions	—	(4,502)	—
Distributions from unconsolidated affiliates	3,207	6,611	6,767
Investments in unconsolidated affiliates	(2,091)	(5,930)	(4,939)
Increase in other assets	(2,625)	(2,852)	(1,364)

Net cash used in investing activities	$(36,045)	$(18,078)	$(10,094)

(Continued)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 31, 2004, December 26, 2003

and December 27, 2002

(In thousands)

	2004	2003	2002
Cash flows from financing activities:
Proceeds from borrowings	$102,366	$206,163	$7,583
Repayment of debt	(50,902)	(178,252)	(4,520)
Payments on capitalized lease obligations	(2,321)	(2,152)	(759)
Payments of financing fees	(5,107)	(6,092)	—

Net cash provided by financing activities	44,036	19,667	2,304

Effect of exchange rate changes on cash	773	(618)	(416)

Net increase (decrease) in cash	(3,503)	2,837	(245)
Cash, beginning of period	6,896	4,059	4,304

Cash, end of period	$3,393	$6,896	$4,059

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,209	$16,698	$19,163

Cash paid during the period for income taxes	$131	$1,066	$648

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DISCONTINUED OPERATIONS

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

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 21%, 26% and 28% of the Company’s net sales for each of the fiscal years 2004, 2003 and 2002, respectively. Consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

Discontinued Operations

Pursuant to an asset purchase agreement among Benchmark, WinCup and the Fort James Corporation, formerly James River Paper Company, Inc. (“Fort James”), dated October 31, 1995, Benchmark and WinCup sold to Fort James all of the assets of Benchmark’s cutlery and straws business and all of the assets of WinCup’s thermoformed cup business, except for cash, accounts receivable, and prepaid assets. The operations of Benchmark’s cutlery and straws business and WinCup’s thermoformed cup business were accounted for as discontinued operations. The loss in fiscal 2002, net of tax benefits of $32,000, represents the settlement of a contingent liability related to the discontinued operations. The Company has no further exposure to this contingent liability.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal year ended December 31, 2004 was a 53 week period and the fiscal years ended December 26, 2003 and December 27, 2002 were 52 week periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radnor and all of its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Beginning in the fourth quarter of the fiscal year ended December 26, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, and began to consolidate Radnor Investments, L.P. Prior to the adoption of FIN 46, the Company utilized the equity method of accounting for Radnor Investments,

L.P. The equity method of accounting is used when the Company has a 20% to 50% ownership interest in other companies. Certain reclassifications have been made to the prior years’ presentations to conform to the current year’s presentation.

Fair Value Accounting

The Company owns a 20% limited partner investment in Radnor Investments, L.P. (the “Partnership”). The Partnership accounts for its investments in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Audits of Investment Companies and therefore (i) values its investments, which are generally subject to restrictions on resale and generally have no established market, at fair value, and (ii) does not consolidate the media programming company whose major operation is a basic tier arts and entertainment channel and is the primary investment of the Partnership. The Partnership determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Partnership’s valuation policy considers the fact that no ready market exists for substantially all of the entities in which it invests. The Partnership’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Partnership will record unrealized depreciation on investments when it believes that an investment has become other than temporarily impaired, including where collection of a loan or when the enterprise value of the company does not currently support the cost of the Partnership’s investments. Conversely, the Partnership will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Partnership’s investment has also appreciated in value. Because of the inherent uncertainty of such valuation, estimated values may differ significantly from the values that would have been used had a ready market for these investments existed and/or the Partnership liquidated its position and the differences could be material.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for doubtful accounts of $207,000 and $815,000 at December 31, 2004 and December 26, 2003, respectively. Bad debt expense was ($44,000), $677,000 and $294,000 for fiscal years 2004, 2003 and 2002, respectively. The related write-offs of accounts receivable were $564,000, $733,000 and $627,000 for those years, respectively.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 31, 2004 and December 26, 2003, consisted of the following (in thousands):

	2004	2003
Raw materials	$15,904	$14,003
Work-in process	2,444	1,550
Finished goods	49,178	36,649

	$67,526	$52,202

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 40 years, while machinery and equipment is 5 to 15 years. Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in 2004, 2003 and 2002 was $18,006,000, $15,311,000 and $14,122,000, respectively.

Supplies and Spare Parts

Supplies and spare parts include maintenance parts maintained in central stores locations. When needed at the manufacturing facilities, parts are shipped and expensed when used.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the assets are less than the sum of the future undiscounted cash flows, such assets are considered to be impaired.

Investments in Affiliated Companies

Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or at the cost method, as applicable.

As a result of the adoption of FIN 46, the Company began to consolidate Radnor Investments, L.P. beginning in the fourth quarter of the year ended December 26, 2003. As discussed in Note 4 to the Company’s consolidated financial statements, the adoption of this interpretation resulted in an increase to the investment assets on its consolidated balance sheet of $65.3 million with a corresponding minority interest payable of $48.9 million. This transaction did not have a material effect on the Company’s consolidated net income or cash flows. Prior to the adoption of FIN 46, the Company utilized the equity method of accounting. Under the equity method, original investments are recorded at cost in other assets and adjusted for the Company’s share of undistributed earnings or losses of these companies.

Intangible Assets

At December 31, 2004, intangible assets amounted to $9.9 million (net of accumulated amortization of $1.3 million) consisting of customer lists of $7.6 million and a non-competition agreement of $2.3 million (Note 3). At December 26, 2003, intangible assets amounted to $5.8 million (net of accumulated amortization of $0.1 million) consisting of customer lists of $3.2 million and a non-competition agreement of $2.6 million. The increase in intangible assets was due to finalizing the purchase accounting related to the Acquisition. The customer list is being amortized over ten years, its estimated useful life, while the non-competition agreement is being amortized over seven years, the term of the agreement. There are no expected residual values related to these intangible assets. Amortization expense in 2004 and 2003 was $1.2 million and $0.1 million, respectively. Estimated future amortization expense by fiscal year is as follows: 2005 - $1.2 million; 2006 - $1.2 million; 2007 - $1.2 million; 2008 - $1.2 million; 2009 - $1.2 million and $3.9 million thereafter.

Other Assets

Other assets include deferred financing costs of $6.3 million and $4.4 million as of December 31, 2004 and December 26, 2003, respectively, related to the note offerings executed in 2004 and 2003. Such costs are being amortized over the terms of the related notes. Amortization of deferred costs of $1,159,000, $891,000 and $1,492,000 was included in interest expense for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. In addition to the deferred financing costs, other assets include various deposits totaling $4.4 million and $2.1 million at December 31, 2004 and December 26, 2003, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Currency Translation

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company’s foreign entities report their assets, liabilities, and results of operations in the currency in which the entity primarily conducts its business. Foreign assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders’ equity. Currency transaction losses were $1.4 million and $1.0 million in 2004 and 2003, respectively, while gains and losses in 2002 were not material.

Research and Development

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs represented 0.4%, 0.5% and 0.8% of net sales in 2004, 2003 and 2002, respectively.

Stock Option Accounting

The Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. In the third quarter of fiscal 2003, the Company adopted SFAS No. 148 and will account for all prospective option grants under the fair value method. See Note 9 for additional information regarding the Company’s stock option plan. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002
	(in thousands)
Net income (loss):
As reported	$(9,783)	$3,826
Deduct total stock option employee compensation expense determined under fair value-based method, net of related tax effects	—	(167)

Pro forma net income (loss)	$(9,783)	$3,659

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life; estimates of allowances for bad debts; cash flow and valuation assumptions in performing asset impairment tests of long-lived assets; valuation assumption in determining the fair value of investments held by affiliates; and estimates of realizability of deferred tax assets.

Fair Value of Financial Instruments

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company’s bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the senior notes at December 31, 2004 approximate their carrying values.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, in the third quarter of 2003. Accordingly, we believe that SFAS No. 123(R) will not have a material impact on our balance sheet or income statements. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statement of cash flows.

3. POLAR PLASTICS ACQUISITION

On November 14, 2003, the Company purchased Polar Plastics, a business consisting of a state-of-the-art manufacturing facility, including thermoforming and injection molding machines capable of producing polypropylene and polystyrene products, raw material storage and handling equipment, as well as related production assets and net working capital. The Company assumed the long-term lease for a 342,000 square foot facility in Mooresville, North Carolina that includes manufacturing, warehouse and office space. The machinery and equipment in a smaller manufacturing and warehouse facility in Winston-Salem, North Carolina was also acquired. The Company also acquired the rights to the product lines currently manufactured at these facilities, which include a broad range of plastic cups, stemware, plates, bowls, containers and cutlery. The Acquisition provided the manufacturing capacity to accelerate the development and marketing of new polypropylene foodservice packaging products, particularly disposable cold drink cups.

The Acquisition was recorded using the purchase method of accounting and, accordingly, results of its operations have been included in the Company’s consolidated financial statements since November 14, 2003, the effective date of the acquisition. The purchase price for the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price for the assets was approximately $26.3 million, which included $4.5 million in cash paid at closing, issuance of a six-year note in the amount of $10.0 million bearing interest at 6.0%, the assumption of $9.3 million in other long-term contractual obligations and a $2.5 million holdback based on working capital levels. Polar Plastics and certain of its affiliates and key management also entered into seven-year non-competition agreements that will require an additional $3.0 million in payments over five years. The results of the acquired business have been included in the Company’s Packaging segment since the effective date of the acquisition.

The purchase price of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. The purchase price allocation to each major asset and liability caption of the Acquisition is as follows (in thousands):

Current assets	$10,023
Property, plant and equipment	19,714
Intangible assets	8,583
Current liabilities	(11,335)
Long-term liabilities	(707)

Total	$26,278

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

	2003	2002
Net sales	$372,015	$360,086
Net income (loss)	(12,311)	3,904

4. INVESTMENTS IN AFFILIATED COMPANIES

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

The Partnership’s investments in and advances to affiliates totaled $39.8 million as of December 31, 2004. The Partnership’s largest investment, totaling $39.2 million, relates to interest in Creative Networks International (the Netherlands) B.V., a pay-television programming company whose major operation is a basic tier arts and entertainment channel on the Sky Italia Broadcasting satellite platform in Italy. In addition, the Partnership maintains a $0.6 million investment in SkinHealth, Inc., a Massachusetts-based firm that provides cosmetic, dermatology and skin rejuvenation products and procedures. The Partnership invested $2.0 million and $0.1 million during the fiscal years ended December 31, 2004 and December 26, 2003, respectively, in Creative Networks International (the Netherlands) B.V. and SkinHealth, Inc.

The following is a summary of cost versus fair value for the Partnership’s investment portfolio at December 31, 2004 and December 26, 2003 (in thousands, except share amounts):

			2004				2003
	% Ownership		Cost		Fair Value		Cost	Fair Value
Creative Networks International (the Netherlands) B.V.	71.44%	Debt Securities Common Stock (30 shares)	$	— 997	$	— 39,227	$851 997	$851 63,055
SkinHealth, Inc.	51.52%	Debt Securities Series A Preferred Stock (33,334 shares) Common Stock (79,711 shares)		559 2,000 92		559 — —	410 2,000 92	410 528 1

				$3,648		$39,786	$4,350	$64,845

In addition, the Company held certain investments accounted for under the equity method of accounting, which totaled $1,871,000 and $1,761,000 at December 31, 2004 and December 26, 2003, respectively.

On January 31, 2005, the Company’s $18.9 million limited partnership interest in Radnor Investments, L.P. was converted into a note receivable, bearing interest at an annual rate equal to the Prime Index reported by Bloomberg plus one percent (1%) with interest compounded daily. Immediately following the conversion, the Company assigned its remaining interests as a limited partner in Radnor Investments, L.P. to Radnor Investment Advisors, Inc., an unrelated Delaware corporation. In addition, Radnor Investments, L.P. merged with Radnor Investment Advisors, L.P, an unaffiliated limited partnership. As a result of these transactions, effective January 31, 2005, the Company no longer maintains a limited partnership investment in Radnor Investments, L.P. and all investment interests previously held by Radnor Investments, L.P are now maintained by Radnor Investment Advisors, L.P.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	2004	2003
Senior Notes bearing interest at 11.0%, interest payable semi- annually, due March 15, 2010.	$135,000	$135,000

Senior Secured Floating Rate Notes bearing interest at three month Libor (2.07%) plus 6.75% at December 31, 2004, reset and payable quarterly, due April 15, 2009.	70,000	—

Term loan payable under the Amended Credit Agreement bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. Loan was repaid in April 2004 with proceeds from the $70 million Senior Secured Floating Rate Notes described above.	—	46,625

Outstanding balance under the Fourth Amended and Restated Revolving Credit and Security Agreement (the “Amended Credit Agreement”), bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. At December 31, 2004, the interest rate was at U.S. prime (5.25%). The obligations of the Company under the Credit Agreement are secured by a lien on substantially all of the Company’s U.S. subsidiaries’ inventory, receivables and general intangibles.	52,065	39,607

Promissory note payable with interest at 6.0% payable quarterly commencing on January 1, 2004 and twenty quarterly principal and interest payments commencing on January 1, 2005.	10,000	10,000

Outstanding balance under the Canadian Revolving Credit Facility (borrowing capacity of $5.0 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts subfacility), with Canadian dollar advances bearing interest at Canadian prime (4.25%) and U.S. dollar advances bearing interest at U.S. Base Rate (6.00%) at December 31, 2004. Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company’s Canadian subsidiary.	4,064	3,712

	2004	2003
Outstanding balances under Canadian term loans, bearing interest at Canadian prime (4.25% at December 31, 2004) plus 1.0%, secured by substantially all assets of the Company’s Canadian subsidiary, payable in monthly or quarterly installments of principal plus interest, over a maximum of five to seven years.	523	271

Outstanding balance under Canadian term loan, bearing interest at 5.65% at December 31, 2004, collateralized by a mortgage agreement, payable in monthly installments of principal and interest of approximately $4.4 million Canadian commencing January 2000 with final payment due December 2025.	514	482

Notes payable under the Finnish Credit Agreements with a combined borrowing capacity of 6.0 million Euros, bearing interest at the three month EURIBOR (2.18% at December 31, 2004) plus 1.5%. Loans under the Finnish Credit Agreements are secured by a floating charge over the Finnish assets, inventories and accounts.	4,061	1,866

Outstanding balances under capital expenditure loans bearing interest at various rates between 7.51% and 9.86%, payable in quarterly principal and interest installments, due between February 2005 and December 2009, secured by equipment purchased with the proceeds.	17,421	5,588

Outstanding balance under a term loan facility, bearing interest at 7.04%. The term loan is payable in monthly principal installments plus interest with final payment due June 2013 and is secured by a mortgage agreement.	5,604	6,070

Outstanding balance under a term loan facility, bearing interest at 6.25%. The term loan is payable in monthly principal installments plus interest with final payment due January 2009 and is secured by a mortgage agreement.	3,173	—

Outstanding balances under term loan facility, bearing interest at three month EURIBOR (2.18% at December 31, 2004) plus margin of 1.00% payable in quarterly principal installments plus interest with final payment due in March 2006.	1,138	1,883

	303,563	251,104

Less current portion	(8,571)	(13,626)

	$294,992	$237,478

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

On April 27, 2004, the Company issued $70.0 million of Senior Secured Floating Rate Notes due 2009. The notes bear interest at a floating rate of LIBOR plus 6.75% per year. Interest on the notes is reset quarterly and is payable quarterly, with the first payment having been made on July 15, 2004. The notes will mature on April 15, 2009. The net proceeds were used to repay a then outstanding $40.5 million term loan and outstanding borrowings under the existing revolving credit facilities. In connection with the repayment of the term loan the Company amended its domestic revolving credit facility to increase the commitment from $45 million to $55 million.

The Company’s Canadian Revolving Credit Facility and Finnish Credit Agreements are due on demand. The $8.1 million outstanding on these facilities at December 31, 2004 have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability to refinance these facilities under the Amended Credit Agreement.

Effective September 2004, the Company amended its domestic revolving credit facility to increase the commitment from $55 million to $65 million. In February 2005, the Company again amended its domestic revolving credit facility (as amended to date, the “Amended Credit Agreement”) to increase the revolving commitment from $65 million to $75 million effective upon the Company’s satisfaction of certain conditions relating to the pay down of the facility or the Company’s borrowing base requirements.

Effective April 2004 in connection with the issuance of the Senior Secured Floating Rate Notes, in September 2004, February 2005 and again in March 2005, the Company amended certain financial covenants in the Amended Credit Agreement to permit additional flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. The recent amendments caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratios, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization and (iii) the limitation of capital expenditures. As amended, the Amended Credit Agreement contains the following financial covenants:

•	A minimum fixed charge coverage ratio, which is .80 to 1.00 for the quarter ending March 31, 2005 and increasing over time thereafter to 1.15 to 1.00 for the quarter ending September 30, 2005 and for each quarter thereafter;

•	A maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization which is 7.20 to 1.00 for the quarter ending June 30, 2005 and declining over time thereafter until reaching 3.75 to 1.00 for the quarter ending March 31, 2007 and for each quarter thereafter;

•	Limitation of capital expenditures of $35.0 million for the fiscal year ended December 31, 2004 which will revert to $25.0 million for fiscal year ending December 31, 2005 provided the Company applies specified proceeds of certain capital raising transactions to reduce outstanding obligations under the facility;

•	A minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of the Company’s domestic subsidiaries of 85%;

•	A minimum ratio of borrowers’ consolidated earnings before interest, taxes, depreciation and amortization of consolidated earnings before interest, taxes, depreciation and amortization of the Company’s domestic subsidiaries of 85%; and

•	Limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, one of which served to eliminate the fixed charge coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization covenants at December 31, 2004, the Company is in compliance with all covenants, including financial covenants, under all of the Company’s credit arrangements.

As part of the February 2005 amendment, the lenders received an assignment of rights under two promissory notes in the aggregate principal amount of $22.9 million, a pledge of certain stock from an affiliate of the Company and a guaranty from the Company’s President and Chief Executive Officer of the obligation under the facility up to an amount not exceeding $8.0 million. We also agreed to apply the net proceeds of certain capital events to reduce outstanding obligations under the facility.

Future debt maturities are as follows (in thousands):

2005	$8,571
2006	6,371
2007	5,739
2008	58,085
2009	78,541
2010 and thereafter	146,256

$303,563

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancellable operating and capital lease arrangements with terms of one to 20 years.

The future minimum payments under noncancellable operating leases are as follows (in thousands):

2005	$8,300
2006	7,388
2007	6,659
2008	7,308
2009	4,407
2010 and thereafter	27,125

$61,187

Rental expense for all operating leases was $9,709,000, $7,265,000 and $6,953,000 for 2004, 2003 and 2002, respectively.

The future minimum payments under capital leases are as follows (in thousands):

2005	$2,618
2006	2,163
2007	1,771

Total minimum lease payments	6,552

Less interest (at rates from 4.37% to 8.49%)	511

Present value of net minimum lease payments	6,041

Less current maturities	2,315

Capital lease obligations	$3,726

Litigation

We are involved in a number of legal proceedings arising in the ordinary course of business, none of which we believe will have a material adverse effect on our financial condition or results of operations.

Supply Agreements

In November 2003, the Company amended its primary North American styrene monomer requirements contract. The initial term of the contract extends through December 2009. Under the amended contract, the Company is required to purchase from one supplier 150 million pounds of its annual North American styrene monomer requirements through December 2006, decreasing to 100 million pounds annually through December 2009, and has certain rights to purchase additional styrene monomer.

In March 2005, the Company further amended its primary North American styrene monomer requirements contract. Based on this amendment, the agreement will terminate effective August 1, 2005. As a result of this amendment, effective December 31, 2004, the Company wrote-off $2.1 million in prepaid costs related to the agreement.

7. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of Series Preferred Stock. At December 31, 2004, there were issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock and 245 shares of Nonvoting Common Stock. All shares have a par value of $0.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $0.01.

8. OTHER EXPENSES

In 2004, the Company wrote-off $0.8 million in costs, primarily investment banking fees, relating to the Company’s proposed initial public offering of its common stock.

In 2003, the Company recorded $0.8 million of personnel costs directly related to the extinguishment of long-term debt.

In 2002, the Company incurred $1.2 million in costs, primarily investment banking fees, relating to the exploration of the possible sale of its European specialty chemicals operations.

9. INCOME TAXES

The components of income (loss) before taxes by source of income are as follows (in thousands):

	2004	2003	2002
United States	$(20,985)	$(11,385)	$2,119
Non U.S.	2,401	(1,010)	4,210

	$(18,584)	$(12,395)	$6,329

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 2004 is as follows (in thousands):

	2004	2003	2002
Current:
Federal	$—	$—	$(105)
State	40	55	82
Foreign	1,971	496	668
Deferred	3,882	928	528
Utilization (generation) of net operating loss carryforwards (excluding generation of net operating loss due to discontinued operations in 2002)	(11,619)	(5,751)	1,234
Valuation allowance	(497)	1,660	48

	$(6,223)	$(2,612)	$2,455

The components of deferred taxes at December 31, 2004 and December 26, 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards including loss from discontinued operations	$49,678	$38,557
Capital loss carryforward	146	—
Vacation pay and compensation accruals	613	706
Bad debt, inventory, and returns and allowances	749	829
Other accruals	979	3,144
Valuation allowance	(8,265)	(8,762)

	43,900	34,474

Deferred tax liabilities:
Accelerated tax depreciation	30,258	27,972
Gain on sale of business	1,093	1,095
Investment in partnership	6,417	5,145
Other	108	1,219

	37,876	35,431

Net deferred tax (asset) liability	$(6,024)	$957

The Company has $1.3 million of current taxes payable within accrued liabilities at December 31, 2004.

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following (in thousands):

	2004	2003	2002
United States federal statutory income tax	$(6,319)	$(4,214)	$2,152
State income taxes, net of federal benefit	(795)	(151)	228
Nondeductible expenses	1,324	92	133
Foreign tax rate differential	(76)	25	(106)
Other	140	(24)	—
Valuation allowance	(497)	1,660	48

	$(6,223)	$(2,612)	$2,455

As of December 31, 2004, the Company had approximately $114.3 million of net operating loss carryforwards for federal income tax purposes, which expire through 2023. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2004 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 31, 2004 the undistributed earnings of these subsidiaries were approximately $8.1 million.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. As the Company currently plans to permanently reinvest the undistributed earnings of its foreign subsidiaries, it does not expect that the ACJA will have a material impact on its financial position or results of operations. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that our U.S. federal tax losses have been fully absorbed.

10. STOCK OPTION PLAN

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

The following summarizes the stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 29, 2001	1,051	$4,872

Granted	—	—
Exercised	—	—
Canceled	(315)	3,350

Balance at December 27, 2002	736	5,523
Granted	—	—
Exercised	—	—
Canceled	(25)	5,531

Balance at December 26, 2003	711	5,523
Granted	—	—
Exercised	—	—
Canceled	(35)	5,946

Balance at December 31, 2004	676	$5,501

Options for 676, 711 and 736 shares were exercisable at December 31, 2004, December 26, 2003 and December 27, 2002, respectively.

11. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee’s annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 31, 2004. Employer matching contributions to the plan amounted to $716,000, $625,000 and $709,000 for each of the three years in the period ended December 31, 2004, respectively.

Certain of the Company’s European subsidiaries maintain defined contribution benefit plans. Pension expense related to these plans was $1,549,000, $1,550,000 and $1,299,000 in 2004, 2003 and 2002, respectively.

12. RELATED PARTY TRANSACTIONS

A former director of the Company is of counsel to the law firm which serves as the Company’s primary legal counsel. During 2004, 2003 and 2002, the Company paid fees of $1,588,000, $697,000 and $472,000, respectively, to this firm.

The Company provides certain management services and rights to a related company. For the management services and rights, the Company receives fees and royalties and is reimbursed for all expenses advanced on behalf of the entity. During 2004, 2003 and 2002, the Company earned management fees, interest and royalties of $3.2 million, $0.8 million and $0.5 million, respectively. At December 31, 2004 and December 26, 2003, unpaid management fees, interest, royalties and expense advances totaled $0.1 million and $0.4 million, respectively.

The Company has made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer. As of December 31, 2004, outstanding principal and interest from these advances totaled $4.1 million.

Michael T. Kennedy agreed to guarantee the Company’s obligations under the Amended Credit Agreement up to an amount not exceeding $8.0 million.

13. SEGMENT INFORMATION

The Company has two business segments that operate within three distinct geographic regions. The packaging and insulation segment produces food packaging and insulation products for distribution to the foodservice, insulation, and packaging industries. The specialty chemicals segment produces EPS for internal consumption by the packaging segment in addition to selling to third-party manufacturers. Each of these segments operates in the United States, Canada, and Europe. Financial results for the periods presented are not fully comparable because of the November 2003 Acquisition, which has been included in the Company’s Packaging segment since the effective date of the acquisition.

The following tables summarize the Company’s financial information and results of operations by segment and geographic region for fiscal years 2002 through 2004 (in thousands):

Operating:

2004	Packaging	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$245,234	$196,997	$—	$—	$442,231
Transfers between operating segments	226	13,011	—	(13,237)	—
Income (loss) from operations	12,060	3,382	(10,653)	—	4,789
Total assets	243,830	114,667	62,559	—	421,056
Capital expenditures	28,577	3,693	2,266	—	34,536
Depreciation expense	11,960	5,816	230	—	18,006

2003	Packaging	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$196,350	$145,314	$—	$—	$341,664
Transfers between operating segments	77	8,890	—	(8,967)	—
Income (loss) from operations	17,932	(499)	(10,509)	—	6,924
Total assets	210,091	103,680	81,703	—	395,474
Capital expenditures	8,953	2,298	154	—	11,405
Depreciation expense	9,184	5,918	209	—	15,311

2002	Packaging	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$195,328	$124,508	$3,346	$—	$323,182
Transfers between operating segments	79	9,804	—	(9,883)	—
Income (loss) from operations	29,707	4,353	(11,368)	—	22,692
Total assets	162,123	94,528	26,660	—	283,311
Capital expenditures	7,632	2,641	285	—	10,558
Depreciation expense	9,074	4,859	189	—	14,122
Geographic:
2004	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$285,314	$29,692	$127,225	$—	$442,231
Transfers between geographic segments	226	13,011	—	(13,237)	—
Income (loss) from operations	(2,769)	5,231	2,327	—	4,789
Total assets	341,878	16,261	62,917	—	421,056

2003	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,598	$25,661	$89,405	$—	$341,664
Transfers between geographic segments	77	8,890	—	(8,967)	—
Income (loss) from operations	4,529	2,670	(275)	—	6,924
Total assets	322,055	15,195	58,224	—	395,474

2002	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,129	$21,712	$75,341	$—	$323,182
Transfers between geographic segments	79	9,804	—	(9,883)	—
Income from operations	15,243	4,691	2,758	—	22,692
Total assets	218,858	11,767	52,686	—	283,311

14. SUPPLEMENTAL FINANCIAL INFORMATION

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of December 31, 2004 and December 26, 2003, the net assets of these foreign subsidiaries totaled $33.7 million and $29.8 million, respectively.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$352	$3,041	$—	$3,393
Accounts receivable, net	—	29,511	25,294	(4,757)	50,048
Inventory	—	54,827	12,699	—	67,526
Intercompany receivable	—	—	19,724	(19,724)	—
Prepaid expenses and other	52	7,255	1,600	(58)	8,849
Deferred tax asset	(25)	2,484	(384)	—	2,075

	27	94,429	61,974	(24,539)	131,891

Property, plant, and equipment, at cost	—	262,768	67,058	—	329,826
Less accumulated depreciation	—	(85,680)	(26,575)	—	(112,255)

	—	177,088	40,483	—	217,571

Intercompany receivable	58,535	—	—	(58,535)	—
Investments in subsidiaries	106,153	22,094	—	(128,247)	—
Investments	—	—	41,676	—	41,676
Other assets	9,607	19,763	548	—	29,918

	$174,322	$313,374	$144,681	$(211,321)	$421,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$36,724	$20,537	$(321)	$56,940
Accrued liabilities	5,652	17,983	6,379	(176)	29,838
Intercompany payable	23,437	25,577	—	(49,014)	—
Current portion of long-term debt and capital lease obligations	—	9,820	1,066	—	10,886

	29,089	90,104	27,982	(49,511)	97,664

Long-term debt, net of current portion	205,000	97,318	9,234	(16,560)	294,992
Capitalized lease obligations, net of current portion	—	3,726	—	—	3,726
Intercompany payable	—	26,549	7,133	(33,682)	—
Deferred tax liability	(8,837)	2,247	6,471	119	—
Other non-current liabilities	—	4,184	7	—	4,191
Minority interest in consolidated subsidiary			21,253		21,253

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Voting and nonvoting common Stock	1	4	22	(26)	1
Additional paid-in capital	9,164	99,251	22,620	(111,648)	19,387
Retained earnings (deficit)	(60,095)	(8,378)	40,838	7	(27,628)
Cumulative translation adjustment	—	(1,631)	9,121	(20)	7,470

Total stockholders’ equity (deficit)	(50,930)	89,246	72,601	(111,687)	(770)

	$174,322	$313,374	$144,681	$(211,321)	$421,056

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Income

Fiscal year ended December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$285,540	$169,928	$(13,237)	$442,231
Cost of goods sold	—	239,838	145,746	(13,237)	372,347

Gross profit	—	45,702	24,182	—	69,884
Operating expenses:
Distribution	—	20,725	7,774	—	28,499
Selling, general and administrative	16	26,726	9,016	—	35,758
Other expenses (Note 8)	—	838	—	—	838

Income (loss) from operations	(16)	(2,587)	7,392	—	4,789
Interest, net	6,904	17,188	2,693	—	26,785
Income from unconsolidated affiliates	—	—	(544)	—	(544)
Other, net	—	(1,178)	1,664	—	486
Minority interest in operations of consolidated subsidiary	—	—	(3,354)	—	(3,354)

Income (loss) before income taxes	(6,920)	(18,597)	6,933	—	(18,584)

Provision (benefit) for income taxes:
Current	—	321	1,690	—	2,011
Deferred	(3,195)	(5,927)	888	—	(8,234)

	(3,195)	(5,606)	2,578	—	(6,223)

Net income (loss)	$(3,725)	$(12,991)	$4,355	$—	$(12,361)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 31, 2004 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,157)	$(14,430)	$8,636	$(2,316)	$(12,267)

Cash flows from investing activities:
Capital expenditures	—	(33,089)	(1,447)	—	(34,536)
Increase (decrease) in other assets	(80)	28	1,528	(2,985)	(1,509)

Net cash provided by (used in) investing activities	(80)	(33,061)	81	(2,985)	(36,045)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	70,000	(19,627)	1,090	1	51,464
Net payments on capital lease obligations	—	(2,321)	—	—	(2,321)
Payment of financing fees	(3,104)	(2,003)	—	—	(5,107)
Additional paid in capital	—	1,647		(1,647)	—
Dividends received (paid)	350	(350)	—	—	—
Change in intercompany, net	(63,009)	67,188	(11,126)	6,947	—

Net cash provided by (used in) financing activities	4,237	44,534	(10,036)	5,301	44,036

Effect of exchange rate changes on cash	—	446	327	—	773

Net decrease in cash	—	(2,511)	(992)	—	(3,503)
Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$352	$3,041	$—	$3,393

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Income

Fiscal year ended December 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,675	$123,956	$(8,967)	$341,664
Cost of goods sold	—	183,238	104,742	(8,967)	279,013

Gross profit	—	43,437	19,214	—	62,651
Operating expenses:
Distribution	—	16,450	6,885	—	23,335
Selling, general and administrative	127	21,465	9,975	—	31,567
Other expenses (Note 8)	—	825	—	—	825

Income (loss) from operations	(127)	4,697	2,354	—	6,924
Interest, net	6,401	13,407	2,232	—	22,040
Income from unconsolidated affiliates	—	—	(3,623)	—	(3,623)
Other, net	—	(538)	1,440	—	902

Income (loss) before income taxes	(6,528)	(8,172)	2,305	—	(12,395)

Provision (benefit) for income taxes:
Current	—	25	526	—	551
Deferred	(954)	(3,409)	1,200	—	(3,163)

	(954)	(3,384)	1,726	—	(2,612)

Net income (loss)	$(5,574)	$(4,788)	$579	$—	$(9,783)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 26, 2003 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,968)	$(4,573)	$6,550	$1,857	$1,866

Cash flows from investing activities:
Capital expenditures	—	(10,712)	(693)	—	(11,405)
Increase (decrease) in other assets	(3,588)	(7,483)	4,398	—	(6,673)

Net cash provided by (used in) investing activities	(3,588)	(18,195)	3,705	—	(18,078)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(24,500)	51,811	600	—	27,911
Net payments on capital lease obligations	—	(2,152)	—	—	(2,152)
Payment of financing fees	(4,870)	(1,222)	—	—	(6,092)
Change in intercompany, net	34,926	(22,269)	(10,800)	(1,857)	—

Net cash provided by (used in) financing activities	5,556	26,168	(10,200)	(1,857)	19,667

Effect of exchange rate changes on cash	—	(798)	180	—	(618)

Net increase in cash	—	2,602	235	—	2,837
Cash, beginning of period	—	261	3,798	—	4,059

Cash, end of period	$—	$2,863	$4,033	$—	$6,896

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Income

Fiscal year ended December 27, 2002

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,208	$106,857	$(9,883)	$323,182
Cost of goods sold	—	167,290	86,094	(9,883)	243,501

Gross profit	—	58,918	20,763	—	79,681
Operating expenses:
Distribution	—	17,009	5,612	—	22,621
Selling, general, and administrative	1	26,346	6,777	—	33,124
Other expenses (Note 8)	—	1,244	—	—	1,244

Income (loss) from operations	(1)	14,319	8,374	—	22,692
Interest, net	4,804	13,927	2,651	—	21,382
Income from unconsolidated affiliates	—	—	(6,165)	—	(6,165)
Other, net	6	(393)	1,533	—	1,146

Income (loss) before income taxes and discontinued operations	(4,811)	785	10,355	—	6,329

Provision (benefit) for income taxes:
Current	(1,781)	2,019	407	—	645
Deferred	149	(733)	2,394	—	1,810

	(1,632)	1,286	2,801	—	2,455

Income (loss) before discontinued operations	(3,179)	(501)	7,554	—	3,874
Loss from discontinued operations, net of tax	48	—	—	—	48

Net income (loss)	$(3,227)	$(501)	$7,554	$—	$3,826

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 27, 2002 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,014)	$11,896	$846	$233	$7,961

Cash flows from investing activities:
Capital expenditures	—	(10,000)	(558)	—	(10,558)
Increase (decrease) in other assets	977	25	(608)	70	464

Net cash provided by (used in) investing activities	977	(9,975)	(1,166)	70	(10,094)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(404)	4,283	(816)	—	3,063
Net payments on capital lease obligations	—	(759)	—	—	(759)
Change in intercompany, net	4,472	(7,195)	3,026	(303)	—
Change in deferred tax liability	(31)	(457)	488	—	—

Net cash provided by (used in) financing activities	4,037	(4,128)	2,698	(303)	2,304

Effect of exchange rate changes on cash	—	(552)	136	—	(416)

Net increase (decrease) in cash	—	(2,759)	2,514	—	(245)
Cash, beginning of period	—	3,020	1,284	—	4,304

Cash, end of period	$—	$261	$3,798	$—	$4,059

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 26, 2003

RADNOR INVESTMENTS, L.P.

Statement of Assets, Liabilities and Partners’ Capital

December 31, 2002

Assets

Cash	$3,232
Interest receivable	60,248
Other receivables	9,632
Investments, at fair value	47,786,512

$47,859,624

Liabilities and Partners’ Capital

Partners’ capital:
General partner	$34,551,134
Limited partner	13,308,490

Total partners’ capital	47,859,624

$47,859,624

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statement of Operations

Year ended December 31, 2002

Revenue:
Interest income	$65,121

Operating expenses:
Selling, general and administrative	626,503

Total operating expenses	626,503

Net loss before unrealized appreciation of investments	(561,382)

Net unrealized appreciation of investments	38,518,467

Net increase in partners’ capital from operations	$37,957,085

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statement of Changes in Partners’ Capital

Year ended December 31, 2002

	General partner	Limited partner	Total
Balance, December 31, 2001	$2,580,900	$4,701,854	$7,282,754
Contributions	—	7,591,725	7,591,725
Distributions	—	(4,971,940)	(4,971,940)
Net increase in partners’ capital from operations	31,970,234	5,986,851	37,957,085

Balance, December 31, 2002	$34,551,134	$13,308,490	$47,859,624

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statement of Cash Flows

Year ended December 31, 2002

Cash flows from operating activities:
Net increase in partners’ capital from operations	$37,957,085
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized appreciation of investments	(38,518,467)
Increase in other receivables	(3,205)
Increase in interest receivable	(25,661)

Net cash used in operating activities	(590,248)

Cash flows from investing activities:
Purchase of investments	(1,998,001)
Repayment of investment principal	5,010,598

Net cash provided by (used in) investing activities	3,012,597

Cash flows from financing activities:
Cash contributions	2,549,345
Cash distributions	(4,971,940)

Net cash provided by (used in) financing activities	(2,422,595)

Net decrease in cash	(246)

Cash, beginning of period	3,478

Cash, end of period	$3,232

See accompanying notes to financial statements.

RADNOR INVESTMENTS, L.P.

Statement of Investments

December 31, 2002

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

6. INVESTMENTS

Creative Networks International (the Netherlands) B.V.

Creative Networks International (the Netherlands) B.V. and subsidiaries are a pay-television programming company whose major operation is a basic tier arts and entertainment channel on the Sky Italia (“Sky”) satellite platform in Italy. Sky, which is owned by Rupert Murdoch’s The News Corporation Limited and is akin to BSkyB in the United Kingdom, is currently the only pay-television platform in Italy after a merger with its only competitor, Vivendi Universal’s Telepiu, on July 15, 2003.

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

On May 4, 2000, the Partnership advanced SkinHealth, Inc. $200,000 under a promissory note. Interest accrues on the outstanding principal at a rate of 10.0% and compounds annually. All interest accrued from inception through the third anniversary date shall be added to the principal and repaid in 16 equal principal installments on the first day of each calendar quarter commencing on April 1, 2003. As of December 31, 2002, the original $200,000 was included in investments while the $58,198 of accrued interest was included in interest receivable in the accompanying balance sheet.

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

7. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS’ REPORT

On January 31, 2005, the limited partner’s interest in Radnor Investments, L.P. was converted into a note receivable, bearing interest at an annual rate equal to the Prime Index reported by Bloomberg plus one percent (1%) with interest compounded daily. Immediately following the conversion, the limited partner assigned its remaining interests as a limited partner in Radnor Investments, L.P. to Radnor Investment Advisors, Inc., the general partner of its general partner, Radnor Investment Advisors, L.P. In addition, Radnor Investments, L.P. merged with Radnor Investment Advisors, L.P. As a result of these transactions, effective January 31, 2005, all investment interests previously held by Radnor Investments, L.P. are now maintained by Radnor Investment Advisors, L.P.