Form 10-Q
period 2005-04-01
RADNOR HOLDINGS CORP
filed 2005-05-16
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 333-19495

RADNOR HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2674715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Radnor Financial Center, Suite 300 150 Radnor Chester Road, Radnor, Pennsylvania	19087
(address of principal executive offices)	(Zip Code)

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

May 16, 2005:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 1, 2005	December 31, 2004
Assets

Current assets:
Cash	$713	$3,393
Accounts receivable, net	60,881	50,048
Inventories, net	79,500	67,526
Note receivable	17,556	—
Prepaid expenses and other	8,974	8,849
Deferred tax asset	2,077	2,075

	169,701	131,891

Property, plant and equipment, at cost	333,049	329,826
Less accumulated depreciation	(116,313)	(112,255)

	216,736	217,571

Investments	1,845	41,676
Intangible assets	9,549	9,894
Deferred tax asset	6,761	3,949
Other assets	16,237	16,075

	$420,829	$421,056

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$69,633	$56,940
Accrued liabilities	22,346	29,838
Current portion of long-term debt	8,641	8,571
Current portion of capitalized lease obligations	2,492	2,315

	103,112	97,664

Long-term debt, net of current portion	317,309	294,992
Capitalized lease obligations, net of current portion	3,084	3,726
Other non-current liabilities	3,716	4,191
Minority interest in consolidated subsidiary	—	21,253

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	19,387	19,387
Retained earnings (deficit)	(31,038)	(27,628)
Cumulative translation adjustment	5,258	7,470

Total stockholders’ equity	(6,392)	(770)

	$420,829	$421,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended
	April 1, 2005	March 26, 2004
Net sales	$114,883	$96,300

Cost of goods sold	96,381	77,627
Cost of goods sold - other	538	—

Gross profit	17,964	18,673

Operating expenses:
Distribution	6,833	6,248
Selling, general and administrative	9,523	7,874

Income from operations	1,608	4,551

Interest, net	7,394	5,607
Income from unconsolidated affiliates	(150)	(159)
Other, net	101	190
Minority interest in operations of consolidated subsidiary	(315)	(806)

Loss before income taxes	(5,422)	(281)

Provision (benefit) for income taxes:
Current	801	459
Deferred	(2,813)	(569)

	(2,012)	(110)

Net loss	$(3,410)	$(171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended
	April 1, 2005	March 26, 2004
Cash flows from operating activities:
Net loss	$(3,410)	$(171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,002	4,848
Deferred income taxes	(2,813)	(569)
Income from unconsolidated affiliates	(150)	(159)
Minority interest in operations of consolidated subsidiary	(315)	(806)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,665)	(7,564)
Inventories	(12,430)	(5,512)
Prepaid expenses and other	1,175	(559)
Accounts payable	13,495	6,380
Accrued liabilities and other	(7,817)	(7,039)

Net cash used in operating activities	(17,928)	(11,151)

Cash flows from investing activities:
Capital expenditures	(5,693)	(2,810)
Distributions from unconsolidated affiliates	155	2,630
Investments in unconsolidated affiliates	—	(1,947)
Increase in other assets	(319)	(3,469)

Net cash used in investing activities	(5,857)	(5,596)

Cash flows from financing activities:
Proceeds from borrowings	24,762	18,462
Repayment of debt	(2,051)	(7,237)
Payments on capitalized lease obligations	(465)	(691)
Payment of financing fees	(444)	—

Net cash provided by financing activities	21,802	10,534

Effect of exchange rate changes on cash	(697)	(81)

Net decrease in cash	(2,680)	(6,294)

Cash, beginning of period	3,393	6,896

Cash, end of period	$713	$602

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$10,850	$9,146

Cash paid during the period for income taxes	$15	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended
	April 1, 2005	March 26, 2004
Net Sales to Unaffiliated Customers:
Packaging	$64,239	$55,898
Specialty Chemicals	54,603	43,321
Transfers Between Operating Segments (1)	(3,959)	(2,919)

Consolidated	$114,883	$96,300

Income (Loss) From Operations:
Packaging	$959	$5,323
Specialty Chemicals	3,192	1,725
Corporate and Other	(2,543)	(2,497)

Consolidated	$1,608	$4,551

Income (Loss) Before Income Taxes:
Packaging	$(156)	$1,786
Specialty Chemicals	(1,765)	294
Corporate and Other	(3,501)	(2,361)

Consolidated	$(5,422)	$(281)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended
	April 1, 2005	March 26, 2004
Net Sales to Unaffiliated Customers:
United States	$75,258	$63,727
Canada	12,918	9,300
Europe	30,666	26,192
Transfers Between Geographic Regions (1)	(3,959)	(2,919)

Consolidated	$114,883	$96,300

Income (Loss) From Operations:
United States	$(1,038)	$1,948
Canada	2,502	1,827
Europe	144	776

Consolidated	$1,608	$4,551

Income (Loss) Before Income Taxes:
United States	$(7,058)	$(1,929)
Canada	1,951	1,432
Europe	(315)	216

Consolidated	$(5,422)	$(281)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

General

The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation and subsidiaries (collectively, “Radnor,” “we,” “us,” “our” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The preparation of the statements requires the use of management estimates. The results of operations for the interim periods are not necessarily indicative of the results for a full year, due to the seasonality inherent in some of the Company’s operations and the possibility for general economic changes.

Stock-based Compensation

At April 1, 2005, the Company had a stock-based compensation plan as described in Note 10 to the consolidated financial statements in the Company’s Form 10-K for fiscal 2004. In the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accounts for all prospective option grants under the fair value method. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

2. INVENTORIES

The components of inventories were as follows (in thousands):

	April 1, 2005	December 31, 2004
Raw Materials	$22,259	$15,904
Work in Process	3,731	2,444
Finished Goods	53,510	49,178

	$79,500	$67,526

3. INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	April 1, 2005			December 31, 2004
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer List	$8,582	$(1,180)	$7,402	$8,582	$(930)	$7,652
Non-Compete Agreement	2,671	(524)	2,147	2,671	(429)	2,242

	$11,253	$(1,704)	$9,549	$11,253	$(1,359)	$9,894

Intangible assets are being amortized on a straight-line basis over the expected period of benefit. The aggregate amortization expense related to intangible assets for the three months ended April 1, 2005 and March 26, 2004 was $0.3 million and $0.2 million, respectively.

4. LONG-TERM DEBT

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

In February 2005 and March 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. In April 2005, the Company amended its domestic credit facility to provide further flexibility in the Company’s operations.

5. COST OF GOODS SOLD - OTHER

In March 2005, the Company amended its primary North American styrene monomer requirements contract. Based on this amendment, the contract will terminate effective August 1, 2005. As a result of this amendment, effective December 31, 2004, the Company wrote-off $2.1 million in prepaid costs related to the contract. In addition, the Company recorded a $0.5 million termination fee in March 2005 related to the amendment.

6. INTEREST EXPENSE

Included in interest expense was $323,000 and $171,000 of amortization of deferred financing costs for the three months ended April 1, 2005 and March 26, 2004, respectively.

7. COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004
Net Loss	$(3,410)	$(171)
Foreign Currency Translation Adjustment	(2,212)	(1,118)

Comprehensive Loss	$(5,622)	$(1,289)

8. INVESTMENTS IN AFFILIATED COMPANIES

Beginning in the fourth quarter of the fiscal year ended December 26, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and began to consolidate Radnor Investments, L.P., an affiliated investment partnership in which the Company was the sole limited partner. On January 31, 2005, the Company’s $18.9 million limited partnership interest in Radnor Investments, L.P., which was the maximum amount that the Company could have received on that date with respect to the limited partnership interest under the partnership agreement, was converted into a note receivable due from Radnor Investment Advisors, L.P., bearing interest at an annual rate equal to the Prime Index reported by Bloomberg plus one percent (1%) with interest compounded daily. In exchange for the note, the Company assigned its remaining interests as a limited partner in Radnor Investments, L.P. to Radnor Investment Advisors, L.P. Radnor Investment Advisors, L.P. was the general partner of Radnor Investments, L.P. and is owned by certain executives, stockholders and employees of the Company. The general partner of Radnor Investment Advisors, L.P. is Radnor Investment Advisors, Inc., an entity controlled by the Chief Executive Officer of the Company and whose other owners consist of certain stockholders and executives of the Company.

As described in Notes 2 and 4 of the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004, the accounts of Radnor Investments, L.P. were consolidated using specialized accounting guidance that required investments to be recorded at fair value and the fair value of investments was determined in good faith by Radnor Investment Advisors, L.P. The difference between the fair value of investments of $39.8 million and the Company’s $18.9 million limited partnership interest represented the minority interest in Radnor Investments, L.P. of $20.9 million included in the Company’s consolidated financial statements at January 31, 2005. The sole minority interest holder in Radnor Investments, L.P. was Radnor Investment Advisors, L.P. As a result of the transaction described above, the Company no longer consolidates Radnor Investments, L.P. and the investments and minority interest of Radnor Investments, L.P. are no longer reflected in the consolidated financial statements of the Company. On March 11, 2005, $1.5 million of the note receivable was collected. On April 8, 2005 the remainder of the note receivable, including accrued interest in the amount of $0.2 million, was collected in full.

9. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We continue to assess the potential impact that the adoption of SFAS No. 151 could have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for fiscal years beginning after December 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, in the third quarter of 2003. Accordingly, we continue to access the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

On March 30, 2005, FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation clarifies FASB Statement No. 143 “Asset Retirement Obligations” in that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The interpretation states that when an existing law, regulation, or contract requires an entity to perform an asset retirement activity, an unambiguous requirement to perform the retirement activity exists, even if that activity can be deferred indefinitely. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the effect that FIN 47 will have on our consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. As the Company currently plans to permanently reinvest the undistributed earnings of its foreign subsidiaries, it does not expect that the AJCA will have a material impact on its financial position or results of operations. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that our U.S. federal tax losses have been fully absorbed.

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of April 1, 2005 and December 31, 2004, the net assets of these foreign subsidiaries totaled $33.7 million.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

April 1, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$(824)	$1,537	$—	$713
Accounts receivable, net	—	33,683	33,237	(6,039)	60,881
Inventories, net	—	65,704	13,796	—	79,500
Intercompany receivable	—	—	22,775	(22,775)	—
Note receivable	—	—	17,556	—	17,556
Prepaid expenses and other	52	8,148	832	(58)	8,974
Deferred tax asset	(25)	2,486	(384)	—	2,077

	27	109,197	89,349	(28,872)	169,701

Property, plant and equipment, at cost	—	267,971	65,078	—	333,049
Less accumulated depreciation	—	(89,762)	(26,551)	—	(116,313)

	—	178,209	38,527	—	216,736

Intercompany receivable	54,111	—	—	(54,111)	—
Investments in subsidiaries	106,153	22,094	—	(128,247)	—
Investments	—	—	1,845	—	1,845
Other assets	6,421	25,602	524	—	32,547

	$166,712	$335,102	$130,245	$(211,230)	$420,829

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$47,166	$22,710	$(243)	$69,633
Accrued liabilities and other	2,066	14,428	6,028	(176)	22,346
Intercompany payable	24,332	27,280	—	(51,612)	—
Current portion of long-term debt and capitalized lease obligations	—	10,119	1,014	—	11,133

	26,398	98,993	29,752	(52,031)	103,112

Long-term debt, net of current portion	205,000	113,819	15,050	(16,560)	317,309
Capital lease obligations, net of current portion	—	3,084	—	—	3,084
Intercompany payable	(46)	24,600	6,517	(31,071)	—
Deferred tax liability	(10,234)	8,689	1,426	119	—
Other non-current liabilities	—	3,713	3	—	3,716

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	99,251	22,620	(111,648)	19,387
Retained earnings (deficit)	(63,571)	(14,924)	47,450	7	(31,038)
Cumulative translation adjustment	—	(2,127)	7,405	(20)	5,258

Total stockholders’ equity (deficit)	(54,406)	82,204	77,497	(111,687)	(6,392)

	$166,712	$335,102	$130,245	$(211,230)	$420,829

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended April 1, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$75,258	$43,584	$(3,959)	$114,883

Cost of goods sold	—	64,157	36,721	(3,959)	96,919

Gross profit	—	11,101	6,863	—	17,964

Operating expenses:
Distribution	—	4,836	1,997	—	6,833
Selling, general and administrative	—	7,209	2,314	—	9,523

Income (loss) from operations	—	(944)	2,552	—	1,608

Interest, net	1,962	5,117	315	—	7,394
Income from unconsolidated affiliates	—	—	(150)	—	(150)
Other, net	—	(396)	497	—	101
Minority interest in operations of consolidated subsidiary	—	—	(315)	—	(315)

Income (loss) before income taxes	(1,962)	(5,665)	2,205	—	(5,422)

Provision (benefit) for income taxes:
Current	—	163	638	—	801
Deferred	1,514	718	(5,045)	—	(2,813)

	1,514	881	(4,407)	—	(2,012)

Net income (loss)	$(3,476)	$(6,546)	$6,612	$—	$(3,410)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the three months ended April 1, 2005
(In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,225)	$(10,692)	$(3,371)	$1,360	$(17,928)

Cash flows from investing activities:
Capital expenditures	—	(5,203)	(490)	—	(5,693)
Change in other assets	(35)	(266)	137	—	(164)

Net cash used in investing activities	(35)	(5,469)	(353)	—	(5,857)

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	—	16,623	6,088	—	22,711
Net payments on capitalized lease obligations	—	(465)	—	—	(465)
Payment of financing costs	(13)	(431)	—	—	(444)
Change in intercompany, net	5,273	(753)	(3,160)	(1,360)	—

Net cash provided by (used in) financing activities	5,260	14,974	2,928	(1,360)	21,802

Effect of exchange rate changes on cash	—	11	(708)	—	(697)

Net decrease in cash	—	(1,176)	(1,504)	—	(2,680)

Cash, beginning of period	—	352	3,041	—	3,393

Cash, end of period	$—	$(824)	$1,537	$—	$713

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$352	$3,041	$—	$3,393
Accounts receivable, net	—	29,511	25,294	(4,757)	50,048
Inventories, net	—	54,827	12,699	—	67,526
Intercompany receivable	—	—	19,724	(19,724)	—
Prepaid expenses and other	52	7,255	1,600	(58)	8,849
Deferred tax asset	(25)	2,484	(384)	—	2,075

	27	94,429	61,974	(24,539)	131,891

Property, plant and equipment, at cost	—	262,768	67,058	—	329,826
Less accumulated depreciation	—	(85,680)	(26,575)	—	(112,255)

	—	177,088	40,483	—	217,571

Intercompany receivable	58,535	—	—	(58,535)	—
Investments in subsidiaries	106,153	22,094	—	(128,247)	—
Investments in unconsolidated affiliates	—	—	41,676	—	41,676
Other assets	9,607	19,763	548	—	29,918

	$174,322	$313,374	$144,681	$(211,321)	$421,056

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$36,724	$20,537	$(321)	$56,940
Accrued liabilities and other	5,652	17,983	6,379	(176)	29,838
Intercompany payable	23,437	25,577	—	(49,014)	—
Current portion of long-term debt and capitalized lease obligations	—	9,820	1,066	—	10,886

	29,089	90,104	27,982	(49,511)	97,664

Long-term debt, net of current portion	205,000	97,318	9,234	(16,560)	294,992
Capital lease obligations, net of current portion	—	3,726	—	—	3,726
Intercompany payable	—	26,549	7,133	(33,682)	—
Deferred tax liability	(8,837)	2,247	6,471	119	—
Other non-current liabilities	—	4,184	7	—	4,191
Minority interest in consolidated subsidiary	—	—	21,253	—	21,253

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	99,251	22,620	(111,648)	19,387
Retained earnings (deficit)	(60,095)	(8,378)	40,838	7	(27,628)
Cumulative translation adjustment	—	(1,631)	9,121	(20)	7,470

Total stockholders’ equity (deficit)	(50,930)	89,246	72,601	(111,687)	(770)

	$174,322	$313,374	$144,681	$(211,321)	$421,056

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
For the three months ended March 26, 2004
(In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(5,047)	$(5,421)	$(2,101)	$1,418	$(11,151)

Cash flows from investing activities:
Capital expenditures	—	(2,187)	(623)	—	(2,810)
Change in other assets	251	(3,888)	851	—	(2,786)

Net cash provided by (used in) investing activities	251	(6,075)	228	—	(5,596)

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	—	7,268	3,957	—	11,225
Net payments on capitalized lease obligations	—	(691)	—	—	(691)
Dividends paid	350	(350)	—	—	—
Change in intercompany, net	4,446	2,470	(5,498)	(1,418)	—

Net cash provided by (used in) financing activities	4,796	8,697	(1,541)	(1,418)	10,534

Effect of exchange rate changes on cash	—	(32)	(49)	—	(81)

Net decrease in cash	—	(2,831)	(3,463)	—	(6,294)

Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$32	$570	$—	$602

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Radnor Holdings Corporation is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. The November 2003 acquisition of Polar Plastics, Inc. extended our product line to include thermoformed and injection molded disposable foodservice products. We continue to upgrade our thermoforming equipment and install new production lines for our proprietary polypropylene cold drink cups. This product line expansion is necessary to meet accelerating customer demand, including business awards from quick service restaurant customers.

We have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 26 years. In the foodservice industry, we are the second largest U.S. manufacturer of foam cups and containers and we also manufacture polystyrene and polypropylene drinking cups, stemware, plates, bowls, containers and cutlery. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2004, we produced 14.7 billion foam and plastic cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 1.5 billion pieces of plastic cutlery. In fiscal 2004, we also produced 364 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Net Sales

Net sales represent the sales of the Company’s products less (i) cash discounts and allowances, which historically have averaged approximately 2% of gross sales, and (ii) sales and marketing rebates.

Cost of Goods Sold

Raw material and energy-related costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. While the Company has been able to pass on the majority of past raw material price increases to customers, the scope of the recent increases have led to a delay in the Company’s ability to pass on these costs, and the Company may not be able to further increase prices if the raw material costs continue to rise in the future. The Company currently purchases only a limited amount of raw materials pursuant to long-term supply agreements, which the Company believes allows for flexibility in its raw material purchases.

Beginning in January 2003 through April 2005, market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 82% to $0.71 per pound. Although future raw material prices cannot be predicted with accuracy, market prices for styrene monomer have declined to $0.63 per pound in May 2005 and are forecasted by independent industry surveys and producer reports to decline to $0.57 per pound by the end of 2005.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins have generally fluctuated in a fashion similar to the fluctuations affecting styrene monomer. Polystyrene is largely a derivative of styrene monomer and prices typically react in a similar manner over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, was $0.93 per pound as of April 2005 and has declined to $0.89 per pound in May 2005. The contract price of HIPS is forecasted to decline to $0.77 per pound by the end of 2005.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins, which are made from propylene. Polypropylene resin pricing will generally follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations, as well as general supply and demand conditions. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.36 to $0.69 from the beginning of 2003 through April 2005. The published polypropylene contract price was $0.66 per pound for April 2005, declined to $0.60 in May 2005 and is projected by independent industry surveys and producer reports to remain constant over 2005.

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

Results of Operations

Executive Summary

While net sales increased 19.3% during the three months ended April 1, 2005 compared to the three months ended March 26, 2004, gross profit decreased by $0.7 million, including a $0.5 million charge related to the termination of the Company’s primary North American styrene monomer requirements contract. Higher across-the-board selling prices and increased sales volumes at our food packaging operations were almost fully offset by increases in raw material and energy-related costs, as well as a $0.7 million increase in depreciation expense. Increased operating expenses, resulting primarily from increased sales volumes, contributed to a $3.0 million decrease in income from operations for the three months ended April 1, 2005 as compared to the same period in the prior year. In response to increased raw material prices and higher operating costs, the Company initiated a cost reduction program at the end of the first quarter of fiscal 2005 which is expected to reduce annual operating costs by approximately $9.0 million. In addition, since April 2005, published prices for the Company’s primary raw materials, styrene monomer, HIPS and polypropylene resins have decreased by approximately $0.08, $0.04 and $0.06 per pound, respectively.

Three months ended April 1, 2005 compared with the three months ended March 26, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the three months ended April 1, 2005 and March 26, 2004.

	Three Months Ended
(dollars in millions)	Apr. 1, 2005	Mar. 26, 2004	Increase (Decrease)	% Change
Net sales	$114.9	$96.3	$18.6	19.3%
Gross profit	18.0	18.7	(0.7)	(3.7)%
Operating expenses	16.4	14.1	2.3	16.3%
Income from operations	1.6	4.6	(3.0)	(65.2)%

Net sales for the three months ended April 1, 2005 were $114.9 million, a 19.3% increase from $96.3 million for the three months ended March 26, 2004. This increase was primarily caused by higher average selling prices (13.9% or $13.3 million), higher sales volumes (3.1% or $3.0 million), and favorable changes in foreign currency rates (2.1% or $2.0 million).

Gross profit decreased $0.7 million to $18.0 million for the three months ended April 1, 2005 from $18.7 million for the similar three-month period in 2004. This decrease was primarily due to higher raw material ($11.5 million) and energy-related costs ($1.5 million), higher depreciation expense ($0.7 million), and additional costs related to the introduction of our new proprietary cold-drink cup product line, including facilities preparation, training, personnel and other overhead costs ($0.8 million). In addition, a $0.5 million charge was recorded related to the amendment of the Company’s primary North American styrene monomer requirements contract. These cost increases were almost entirely offset by higher across the board selling prices ($13.3 million) and the impact of increased sales volumes ($1.1 million) at the packaging operations.

During the three months ended April 1, 2005, operating expenses increased $2.3 million to $16.4 million from $14.1 million for the three months ended March 26, 2004. The increase was primarily due to higher selling, general and administrative costs ($1.3 million) and higher distribution costs ($0.6 million) resulting from higher sales volumes at the packaging operations. As a percentage of net sales, operating costs decreased to 14.3% for the three months ended April 1, 2005 as compared to 14.6% for the three months ended March 26, 2004.

For the reasons described above, income from operations decreased by $3.0 million for the three months ended April 1, 2005 to $1.6 million from $4.6 million for the comparable period in 2004.

Interest expense increased $1.8 million to $7.4 million during the three months ended April 1, 2005 from $5.6 million in the prior year period due to higher average debt levels and increased interest rates.

The effective tax rate for the three months ended April 1, 2005 was 37%, as compared to 39% in the same period in the prior year. As of April 1, 2005, the Company had $106.9 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the three months ended April 1, 2005 and March 26, 2004.

	Three Months Ended
(dollars in millions)	Apr. 1, 2005	Mar. 26, 2004	Increase (Decrease)	% Change
Net sales	$64.2	$55.9	$8.3	14.8%
Gross profit	9.8	12.4	(2.6)	(21.0)%
Operating expenses	8.8	7.1	1.7	23.9%
Income from operations	1.0	5.3	(4.3)	(81.1)%

Net sales in the packaging segment for the three months ended April 1, 2005 increased $8.3 million to $64.2 million from $55.9 million during the first quarter of 2004. This increase was primarily due to higher average selling prices ($4.3 million), which resulted from price increases implemented after the first fiscal quarter in the prior year, and a 7.1% increase in sales volumes ($3.8 million).

Gross profit decreased $2.6 million to $9.8 million for the three months ended April 1, 2005 compared to $12.4 million for the three-month period ended March 26, 2004. This decrease was primarily caused by the increase in the cost of raw materials ($4.8 million) and higher energy-related costs ($1.5 million), as well as higher other manufacturing costs ($0.8 million), which were only partially offset by higher selling prices ($4.3 million) and the impact of increased sales volumes ($1.1 million). Operating results for the first fiscal quarter ended April 1, 2005 were also negatively impacted by costs related to the introduction of our new proprietary cold-drink cup product line, including facilities preparation, training, personnel and other overhead costs ($0.8 million), as well as by an increase in depreciation expense ($0.6 million) resulting from higher fixed assets from the installation of the new thermoforming equipment.

Operating expenses increased $1.7 million to $8.8 million during the three months ended April 1, 2005 from $7.1 million during the same period in the prior year. This increase was primarily due to higher distribution costs ($0.6 million) resulting from higher sales volumes as described above, combined with higher selling, general and administrative costs ($0.8 million) mainly due to higher sales and marketing personnel costs ($0.3 million) and bad debt expenses ($0.2 million).

For the reasons described above, income from operations decreased $4.3 million to $1.0 million for the three months ended April 1, 2005 from $5.3 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the three months ended April 1, 2005 and March 26, 2004.

	Three Months Ended
(dollars in millions)	Apr. 1, 2005	Mar. 26, 2004	Increase	% Change
Net sales	$54.6	$43.3	$11.3	26.1%
Gross profit	8.1	6.3	1.8	28.6%
Operating expenses	4.9	4.6	0.3	6.5%
Income from operations	3.2	1.7	1.5	88.2%

For the three months ended April 1, 2005, net sales in the specialty chemicals segment increased $11.3 million, or 26.1%, to $54.6 million from $43.3 million during the three months ended March 26, 2004. This increase was primarily due to higher average selling prices (23.9% or $10.4 million). Net sales included $3.9 million and $2.9 million of sales to the packaging segment for the three months ended April 1, 2005 and March 26, 2004, respectively, which were eliminated in consolidation.

Gross profit increased $1.8 million, or 28.6%, to $8.1 million for the three months ended April 1, 2005 from $6.3 million for the similar three-month period in the prior year. As a percentage of net sales, gross profit increased to 14.8% for the three months ended April 1, 2005 from 14.5% in the prior year period. This increase was primarily due to the higher selling prices ($10.4 million), offset by higher styrene monomer and other manufacturing costs ($8.1 million), lower sales volumes ($0.3 million) and a $0.5 million charge related to the amendment of the Company’s primary North American styrene monomer requirements contract.

For the three months ended April 1, 2005, operating expenses increased by $0.3 million to $4.9 million from $4.6 million in the prior year period primarily due to the impact of changes in foreign currency exchange rates ($0.2 million). As a percentage of net sales, operating expenses decreased to 9.0% for the three months ended April 1, 2005 compared to 10.6% for the three months ended March 26, 2004.

For the reasons described above, income from operations increased $1.5 million to $3.2 million during the three months ended April 1, 2005 compared to $1.7 million in the prior year period.

Corporate and Other

For the three months ended April 1, 2005, corporate operating expenses were the same as the three months ended March 26, 2004.

Liquidity and Capital Resources

During the three months ended April 1, 2005, cash used in operating activities totaled $17.9 million mainly due to an increase in working capital of $17.2 million. The increase in working capital was due to higher accounts receivable ($11.7 million), inventory ($12.4 million) and lower accrued expenses ($7.8 million), partially offset by higher accounts payable ($13.5 million). Accounts receivable increased due to higher sales volumes and selling prices, while inventory increased primarily due to increases in raw material costs. The increase in accounts payable was primarily due to higher raw material costs.

During the three months ended April 1, 2005, inventory turnover rate was approximately 5.2 times per year compared to 5.5 times per year during the same period last year. As of April 1, 2005, the average collection period for our accounts receivable was 44 days as compared to 42 days in the prior year period.

The Company used $5.9 million in investing activities during the three months ended April 1, 2005 mainly due to capital expenditures of $5.7 million.

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

In February 2005 and March 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. In April 2005, the Company once again amended certain financial covenants in its domestic credit facility to further permit flexibility in the Company’s operations.

On January 31, 2005, the Company’s $18.9 million limited partnership interest in Radnor Investments, L.P., an affiliated investment partnership in which the Company was the sole limited partner, was converted into a note receivable due from Radnor Investment Advisors, L.P., bearing interest at an annual rate equal to the Prime Index reported by Bloomberg plus one percent (1%) with interest compounded daily. In exchange for the note, the Company assigned its remaining interests as a limited partner in Radnor Investments, L.P. to Radnor Investment Advisors, L.P. Radnor Investment Advisors, L.P. was the general partner of Radnor Investments, L.P. and is owned by certain executives, stockholders and employees of the Company. The general partner of Radnor Investment Advisors, L.P. is Radnor Investment Advisors, Inc., an entity controlled by the Chief Executive Officer of the Company and whose other owners consist of certain stockholders and executives of the Company. On March 11, 2005, $1.5 million of the note receivable was collected. On April 8, 2005 the remainder of the note receivable, including accrued interest in the amount of $0.2 million, was collected in full.

As of April 1, 2005, the Company had $84.6 million outstanding under its revolving credit facilities. On April 8, 2005, the Company received $17.6 million representing the remainder of the Company’s note receivable from Radnor Investment Advisors, L.P. After permanently repaying $8.0 million of indebtedness with the proceeds of this transaction, the Company had approximately $10 million in availability under its revolving credit facilities. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company is currently pursuing the divestiture of certain non-core assets to enhance its liquidity. The Company also anticipates entering into additional credit facilities, including capital equipment financings. From time to time, the Company evaluates and may pursue various capital raising transactions including the sale of debt or equity securities and the divestiture of other non-core assets, in order to further enhance the Company’s overall liquidity and improve its capital structure.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2005 and in the long-term, cash generated from operations and borrowings from current and new credit facilities will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under existing and new credit facilities.

New Accounting Standards

See note Note 9 to our condensed consolidated financial statements included in this Form 10-Q.

Contractual Obligations and Commercial Commitments

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, purchase obligations and other long-term obligations. There have been no material changes to contractual obligations as reflected in the Management’s Discussion and Analysis in the Company’s 2004 report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the consolidated financial statements and accompanying notes that have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of such consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Included in the Company’s 2004 annual report on Form 10-K are the significant accounting policies of the Company, which are described in Note 2 to the consolidated financial statements, and the critical accounting policies and estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the condensed consolidated financial statements included herein. Otherwise, there were no changes in the Company’s accounting policies and estimates in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Forward Looking Statements

All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties are described in detail in the Company’s annual report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-19495, to which reference is hereby made.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure control and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	Change in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 5. OTHER INFORMATION

On May 16, 2005, the Company withdrew its registration statement with the United States Securities and Exchange Commission for an initial public offering of its common stock due to market conditions and internal business developments.

Item 6. EXHIBITS

10.1	Twelfth Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated April 8, 2005 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank

10.2	Summary of 2005 Bonus Plan for Chief Executive Officer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: May 16, 2005	By:	/s/ Michael V. Valenza
Michael V. Valenza
Senior Vice President–Finance and
Chief Financial Officer