Form 10-Q
period 2005-07-01
RADNOR HOLDINGS CORP
filed 2005-08-22
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2005

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

August 22, 2005:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 1, 2005	December 31, 2004
Assets

Current assets:
Cash	$3,521	$3,393
Accounts receivable, net	57,342	50,048
Inventories, net	66,728	67,526
Prepaid expenses and other	6,588	8,849
Deferred tax asset	2,309	2,075

	136,488	131,891

Property, plant and equipment, at cost	333,269	329,826
Less accumulated depreciation	(120,020)	(112,255)

	213,249	217,571

Investments	1,910	41,676
Intangible assets	7,709	8,364
Deferred tax asset	4,829	3,949
Other assets	16,817	16,075

	$381,002	$419,526

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$47,244	$56,940
Accrued liabilities	24,388	28,308
Current portion of long-term debt	13,490	12,635
Current portion of capitalized lease obligations	2,467	2,315

	87,589	100,198

Long-term debt, net of current portion	306,534	290,928
Capitalized lease obligations, net of current portion	2,636	3,726
Other non-current liabilities	3,183	4,191
Minority interest in consolidated subsidiary	—	21,253

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	19,537	19,387
Accumulated deficit	(41,536)	(27,628)
Cumulative translation adjustment	3,058	7,470

Total stockholders’ deficit	(18,940)	(770)

	$381,002	$419,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net sales	$121,453	$108,105	$236,336	$204,405

Cost of goods sold	105,299	87,158	201,680	164,785
Cost of goods sold - other (Note 5)	—	—	538	—

Gross profit	16,154	20,947	34,118	39,620

Operating expenses:
Distribution	7,667	7,435	14,500	13,683
Selling, general and administrative	8,763	8,893	18,286	16,767

Income (loss) from operations	(276)	4,619	1,332	9,170

Interest, net	7,806	6,424	15,200	12,031
Income from unconsolidated affiliates	(125)	(151)	(275)	(310)
Other, net	308	167	409	357
Minority interest in operations of consolidated subsidiary	—	(806)	(315)	(1,612)

Loss before income taxes	(8,265)	(1,015)	(13,687)	(1,296)

Provision (benefit) for income taxes:
Current	533	660	1,334	1,119
Deferred	1,700	(643)	(1,113)	(1,212)

	2,233	17	221	(93)

Net loss	$(10,498)	$(1,032)	$(13,908)	$(1,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended
	July 1, 2005	June 25, 2004
Cash flows from operating activities:
Net loss	$(13,908)	$(1,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,345	9,754
Deferred income taxes	(1,113)	(1,212)
Income from unconsolidated affiliates	(275)	(310)
Minority interest in operations of consolidated subsidiary	(315)	(1,612)
Non-cash compensation	150	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,670)	(11,716)
Inventories	(276)	(8,706)
Prepaid expenses and other	1,855	(2,589)
Accounts payable	(7,643)	6,740
Accrued liabilities and other	(4,636)	(5,334)

Net cash used in operating activities	(23,486)	(16,188)

Cash flows from investing activities:
Capital expenditures	(9,574)	(5,354)
Proceeds from note receivable	18,919	—
Distributions from unconsolidated affiliates	155	3,056
Investments in unconsolidated affiliates	—	(2,073)
(Increase) decrease in other assets	611	(4,505)

Net cash provided by (used in) investing activities	10,111	(8,876)

Cash flows from financing activities:
Proceeds from borrowings	25,872	76,457
Repayment of debt	(8,313)	(51,562)
Payments on capitalized lease obligations	(938)	(1,401)
Payment of financing fees	(2,372)	(2,670)

Net cash provided by financing activities	14,249	20,824

Effect of exchange rate changes on cash	(746)	69

Net increase (decrease) in cash	128	(4,171)

Cash, beginning of period	3,393	6,896

Cash, end of period	$3,521	$2,725

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$14,569	$10,345

Cash paid during the period for income taxes	$1,038	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net Sales to Unaffiliated Customers:
Packaging	$73,381	$60,373	$137,620	$116,271
Specialty Chemicals	51,263	51,104	105,866	94,425
Transfers Between Operating Segments (1)	(3,191)	(3,372)	(7,150)	(6,291)

Consolidated	$121,453	$108,105	$236,336	$204,405

Income (Loss) From Operations:
Packaging	$861	$4,914	$1,820	$10,236
Specialty Chemicals	976	2,708	4,168	4,434
Corporate and Other	(2,113)	(3,003)	(4,656)	(5,500)

Consolidated	$(276)	$4,619	$1,332	$9,170

Income (Loss) Before Income Taxes:
Packaging	$394	$1,285	$238	$3,070
Specialty Chemicals	(4,814)	919	(6,579)	1,214
Corporate and Other	(3,845)	(3,219)	(7,346)	(5,580)

Consolidated	$(8,265)	$(1,015)	$(13,687)	$(1,296)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net Sales to Unaffiliated Customers:
United States	$82,651	$69,607	$157,909	$133,334
Canada	10,819	10,624	23,737	19,924
Europe	31,174	31,246	61,840	57,438
Transfers Between Geographic Regions (1)	(3,191)	(3,372)	(7,150)	(6,291)

Consolidated	$121,453	$108,105	$236,336	$204,405

Income (Loss) From Operations:
United States	$(678)	$1,213	$(1,716)	$3,161
Canada	1,641	1,434	4,143	3,261
Europe	(1,239)	1,972	(1,095)	2,748

Consolidated	$(276)	$4,619	$1,332	$9,170

Income (Loss) Before Income Taxes:
United States	$(7,729)	$(3,246)	$(14,787)	$(5,175)
Canada	1,172	831	3,123	2,263
Europe	(1,708)	1,400	(2,023)	1,616

Consolidated	$(8,265)	$(1,015)	$(13,687)	$(1,296)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic packaging operations.

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

Stock-based Compensation

At July 1, 2005, the Company had a stock-based compensation plan as described in Note 10 to the consolidated financial statements in the Company’s Form 10-K for fiscal 2004. In the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accounts for all prospective option grants under the fair value method. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

2. INVENTORIES

The components of inventories were as follows (in thousands):

	July 1, 2005	December 31, 2004
Raw Materials	$12,993	$15,904
Work in Process	3,605	2,444
Finished Goods	50,130	49,178

	$66,728	$67,526

3. INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	July 1, 2005			December 31, 2004
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer List	$7,052	$(1,394)	$5,658	$7,052	$(930)	$6,122
Non-Compete Agreement	2,671	(620)	2,051	2,671	(429)	2,242

	$9,723	$(2,014)	$7,709	$9,723	$(1,359)	$8,364

Intangible assets are being amortized on a straight-line basis over the expected period of benefit. The aggregate amortization expense related to intangible assets for the three months ended July 1, 2005 and June 25, 2004 was $0.3 million and $0.2 million, respectively. The aggregate amortization expense related to intangible assets for the six months ended July 1, 2005 and June 25, 2004 was $0.7 million and $0.4 million, respectively.

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

On July 1, 2005, the Company’s Finnish subsidiary entered into a $20 million term loan facility. The term loan facility bears interest at the Company’s option at either (i) the Eurodollar Rate plus 6.50%; or (ii) 3.75% plus the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, subject to downward adjustment using a pricing grid based on a debt to EBITDA ratio. The term loan matures on July 1, 2008 and, subject to specified optional and mandatory repayment events, beginning September 30, 2005, is payable in quarterly principal installments of $500,000 in the first twelve months, $575,000 in the second twelve months and $650,000 in the third twelve months, with the remaining principal balance due at maturity. The loan is secured by a second lien on all of the now owned or hereafter acquired property and assets of the Company’s Finnish subsidiary and its subsidiaries, other than its leased real property, and a pledge of all of the shares of stock of the Finnish subsidiary. In addition, the Company guaranteed the Finnish subsidiary’s obligations under the term loan facility up to a maximum of 7.5 million Euros or $9.1 million. The net proceeds from the term loan were used to repay the Company’s European credit facilities and, through the repayment of intercompany loans, outstanding borrowings under the domestic revolving credit facilities.

In February 2005, March 2005 and August 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. In addition, in April 2005 and June 2005, the Company amended its domestic credit facility to provide flexibility in the Company’s operations. The most recent amendment caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratio, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization and (iii) the limitation of capital expenditures. As amended, the domestic credit facility contains the following financial covenants:

•	A minimum fixed charge coverage ratio, which is .63 to 1.00 for the quarter ended June 30, 2005 and increasing over time thereafter to 1.15 to 1.00 for the quarter ending September 30, 2006 and for each quarter thereafter;

•	A maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization which is not applicable for the quarter ended June 30, 2005, is 8.80 to 1.00 for the quarter ending September 30, 2005 and declines over time thereafter until reaching 3.75 to 1.00 for the quarter ending March 31, 2007 and for each quarter thereafter;

•	Limitation of capital expenditures of $20.0 million for the year ending December 31, 2005 (or $30.0 million if the Company applies specified proceeds of certain capital raising transactions to reduce outstanding obligations under the facility), increasing to $25.0 million for the year ending December 31, 2006, and declining to $20.0 million for each fiscal year thereafter;

•	A minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of the Company’s domestic subsidiaries of 85%;

•	A minimum ratio of borrowers’ consolidated earnings before interest, taxes, depreciation and amortization to consolidated earnings before interest, taxes, depreciation and amortization of the Company’s domestic subsidiaries of 85%; and

•	Limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, the Company is in compliance with all covenants, including financial covenants, under all of the Company’s credit arrangements.

As of July 1, 2005, the Company had $60.6 million outstanding under its revolving credit facilities. After taking into account cash on hand of $3.5 million, we would have had the ability to draw up to an additional $16.2 million under these facilities as of July 1, 2005. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company is currently pursuing the divestiture of certain non-core assets and a private placement of approximately $50 million of debt and equity securities to enhance its liquidity. The Company also anticipates entering into additional credit facilities, including capital equipment financings. From time to time, the Company evaluates and may pursue various capital raising transactions including other sales of debt or equity securities and the divestiture of other non-core assets, in order to further enhance the Company’s overall liquidity and improve its capital structure. In recent quarters, the Company has incurred losses and negative cash flows from operations. As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2005 and in the long-term, cash generated from operations, sales of debt and equity securities and borrowings from current and new credit facilities will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under existing and new credit facilities as well as sales of debt and equity securities. However, there can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed.

5. COMMITMENTS AND CONTINGENCIES

In March 2005, the Company amended its primary North American styrene monomer requirements contract. Based on this amendment, the Company accrued a $0.5 million termination fee in March 2005 and wrote-off $2.1 million in prepaid costs related to the contract effective December 31, 2004. As part of the amendment, the contract terminated on August 1, 2005 upon the full payment of the termination fee.

In May 2005, the Company amended its primary European styrene monomer requirements contract. Under the amended contract, the Company is required to purchase 60,000 metric tons annually of its European styrene monomer requirements through December 2009 from one supplier, and has certain rights to purchase additional styrene monomer.

6. INCOME TAXES

The effective rate for the three month period ended July 1, 2005 yielded an expense of 27.0%, as compared to a 1.7% expense in the same period in the prior year. This change was primarily due to the creation of a reserve during the prior period for certain expenses at the Company’s Canadian operations and the Company evaluated its deferred tax assets and recorded a charge of $7.1 million which primarily consists of an establishment of valuation allowance against its U.S. net operating loss carryforwards during the second quarter. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Management also considered the reversal of deferred tax liabilities and tax planning strategies in making this assessment. As of July 1, 2005, the Company had $97.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

7. SPECIALTY CHEMICALS FACILITY OUTAGE

During the second quarter, one of the Company’s North American specialty chemicals facilities suffered a fire. That fire resulted in a loss of production totaling 1.4 million pounds of expandable polystyrene, which represented approximately 3.4% of the North American specialty chemicals operations sales for the second quarter.

8. INTEREST EXPENSE

Included in interest expense was $328,000 and $256,000 of amortization of deferred financing costs for the three months ended July 1, 2005 and June 25, 2004, respectively, and $651,000 and $428,000 of amortization of deferred financing cost for the six months ended July 1, 2005 and June 25, 2004, respectively.

9. COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net Loss	$(10,498)	$(1,032)	$(13,908)	$(1,203)
Foreign Currency Translation Adjustment	(2,200)	31	(4,412)	(1,087)

Comprehensive Loss	$(12,698)	$(1,001)	$(18,320)	$(2,290)

10. INVESTMENTS IN AFFILIATED COMPANIES

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

As described in Notes 2 and 4 of the consolidated financial statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2004, the accounts of Radnor Investments, L.P. were consolidated using accounting guidance that required investments to be recorded at fair value and the fair value of investments was determined in good faith by Radnor Investment Advisors, L.P. The difference between the fair value of investments of $39.8 million and the Company’s $18.9 million limited partnership interest represented the minority interest in Radnor Investments, L.P. of $20.9 million included in the Company’s consolidated financial statements at January 31, 2005. The sole minority interest holder in Radnor Investments, L.P. was Radnor Investment Advisors, L.P. As a result of the transaction described above, the Company no longer consolidates Radnor Investments, L.P. and the investments and minority interest of Radnor Investments, L.P. are no longer reflected in the consolidated financial statements of the Company. On March 11, 2005, $1.5 million of the note receivable was collected. On April 8, 2005 the remainder of the note receivable, including accrued interest in the amount of $0.2 million, was collected in full. On June 30, 2005 Radnor Investments Advisors, L.P. sold its largest investment and the proceeds of the sale were distributed to its owners, which include certain executives, stockholders, and employees of the Company.

11. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We continue to assess the potential impact that the adoption of SFAS No. 151 could have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for fiscal years beginning after December 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, in the third quarter of 2003. Accordingly, we continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

On March 30, 2005, FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation clarifies SFAS No. 143 “Asset Retirement Obligations” in that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The interpretation states that when an existing law, regulation or contract requires an entity to perform an asset retirement activity, an unambiguous requirement to perform the retirement activity exists, even if that activity can be deferred indefinitely. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the effect that FIN 47 will have on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB 20 and FAS 3”. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period in which the change is made the cumulative effect of changing to the new accounting principle. The Statement carries forward without changing the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Accordingly, a change in accounting estimate shall be accounted for in (a) the period in which the change is made if the change affects that period only or (b) the period in which the change is made and future periods if the change affects both. A change in accounting estimate shall not be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods. Any error in the financial statements of a prior period discovered prior to those presented shall be reported as a prior-period adjustment by restating the prior-period financial statements. The requirements of the Statement will be effective for accounting changes made in the fiscal years beginning after December 15, 2005.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. As the Company has historically permanently reinvested the undistributed earnings of its foreign subsidiaries and currently plans to continue doing so, the AJCA has not had, and the Company does not expect that the AJCA will have, a material impact on its financial position or results of operations. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that our U.S. federal tax loss carryforwards have been fully utilized.

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective domestic subsidiaries by dividend or by loan. Certain of the Company’s foreign subsidiaries’ credit agreements either prohibit or restrict dividends and loans through covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of July 1, 2005 and December 31, 2004, the net assets of these foreign subsidiaries totaled $30.1 million and $33.7 million, respectively.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

July 1, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$(173)	$3,694	$—	$3,521
Accounts receivable, net	—	35,052	28,399	(6,109)	57,342
Inventories, net	—	57,720	9,008	—	66,728
Intercompany receivable	—	—	34,528	(34,528)	—
Prepaid expenses and other	52	5,388	1,206	(58)	6,588
Deferred tax asset	(25)	2,483	(149)	—	2,309

	27	100,470	76,686	(40,695)	136,488

Property, plant and equipment, at cost	—	271,590	61,679	—	333,269
Less accumulated depreciation	—	(94,103)	(25,917)	—	(120,020)

	—	177,487	35,762	—	213,249

Intercompany receivable	67,285	—	8,946	(76,231)	—
Investments in subsidiaries	106,153	22,094	—	(128,247)	—
Investments	—	—	1,910	—	1,910
Other assets	15,550	9,246	4,559	—	29,355

	$189,015	$309,297	$127,863	$(245,173)	$381,002

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$—	$30,320	$17,297	$(373)	$47,244
Accrued liabilities	5,807	13,363	5,394	(176)	24,388
Intercompany payable	31,941	25,564	—	(57,505)	—
Current portion of long-term debt and capitalized lease obligations	—	9,347	6,610	—	15,957

	37,748	78,594	29,301	(58,054)	87,589

Long-term debt, net of current portion	205,000	99,301	18,793	(16,560)	306,534
Capital lease obligations, net of current portion	—	2,636	—	—	2,636
Intercompany payable	3,548	55,443	—	(58,991)	—
Deferred tax liability	—	(119)	—	119	—
Other non-current liabilities	—	3,179	4	—	3,183

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,314	99,251	22,620	(111,648)	19,537
Retained earnings (deficit)	(66,596)	(26,117)	51,170	7	(41,536)
Cumulative translation adjustment	—	(2,875)	5,953	(20)	3,058

Total stockholders’ equity (deficit)	(57,281)	70,263	79,765	(111,687)	(18,940)

	$189,015	$309,297	$127,863	$(245,173)	$381,002

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended July 1, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$82,651	$41,993	$(3,191)	$121,453

Cost of goods sold	—	70,434	38,056	(3,191)	105,299

Gross profit	—	12,217	3,937	—	16,154

Operating expenses:
Distribution	—	5,862	1,805	—	7,667
Selling, general and administrative	162	6,829	1,772	—	8,763

Income (loss) from operations	(162)	(474)	360	—	(276)

Interest, net	2,004	5,312	490	—	7,806
Income from unconsolidated affiliates	—	—	(125)	—	(125)
Other, net	—	(114)	422	—	308
Minority interest in operations of consolidated subsidiary	—	—	—	—	—

Loss before income taxes	(2,166)	(5,672)	(427)	—	(8,265)

Provision (benefit) for income taxes:
Current	—	180	353	—	533
Deferred	859	5,341	(4,500)	—	1,700

	859	5,521	(4,147)	—	2,233

Net Income (loss)	$(3,025)	$(11,193)	$3,720	$—	$(10,498)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended July 1, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$157,909	$85,577	$(7,150)	$236,336

Cost of goods sold	—	134,591	74,777	(7,150)	202,218

Gross profit	—	23,318	10,800	—	34,118

Operating expenses:
Distribution	—	10,698	3,802	—	14,500
Selling, general and administrative	162	14,038	4,086	—	18,286

Income (loss) from operations	(162)	(1,418)	2,912	—	1,332

Interest, net	3,966	10,429	805	—	15,200
Income from unconsolidated affiliates	—	—	(275)	—	(275)
Other, net	—	(510)	919	—	409
Minority interest in operations of consolidated subsidiary	—	—	(315)	—	(315)

Income (loss) before income taxes	(4,128)	(11,337)	1,778	—	(13,687)

Provision (benefit) for income taxes:
Current	—	343	991	—	1,334
Deferred	2,373	6,059	(9,545)	—	(1,113)

	2,373	6,402	(8,554)	—	221

Net income (loss)	$(6,501)	$(17,739)	$10,332	$—	$(13,908)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the six months ended July 1, 2005 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,172)	$(19,055)	$(2,559)	$1,300	$(23,486)

Cash flows from investing activities:
Capital expenditures	—	(8,822)	(752)	—	(9,574)
Change in other assets	(53)	381	19,357	—	19,685

Net cash provided by (used in) investing activities	(53)	(8,441)	18,605	—	10,111

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	—	1,358	16,201	—	17,559
Net payments on capitalized lease obligations	—	(938)	—	—	(938)
Payment of financing costs	(77)	(1,066)	(1,229)	—	(2,372)
Change in intercompany, net	3,302	27,611	(29,613)	(1,300)	—

Net cash provided by (used in) financing activities	3,225	26,965	(14,641)	(1,300)	14,249

Effect of exchange rate changes on cash	—	6	(752)	—	(746)

Net increase (decrease) in cash	—	(525)	653	—	128

Cash, beginning of period	—	352	3,041	—	3,393

Cash, end of period	$—	$(173)	$3,694	$—	$3,521

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$352	$3,041	$—	$3,393
Accounts receivable, net	—	29,511	25,294	(4,757)	50,048
Inventories, net	—	54,827	12,699	—	67,526
Intercompany receivable	—	—	19,724	(19,724)	—
Prepaid expenses and other	52	7,255	1,600	(58)	8,849
Deferred tax asset	(25)	2,484	(384)	—	2,075

	27	94,429	61,974	(24,539)	131,891

Property, plant and equipment, at cost	—	262,768	67,058	—	329,826
Less accumulated depreciation	—	(85,680)	(26,575)	—	(112,255)

	—	177,088	40,483	—	217,571

Intercompany receivable	58,535	—	—	(58,535)	—
Investments in subsidiaries	106,153	22,094	—	(128,247)	—
Investments in unconsolidated affiliates	—	—	41,676	—	41,676
Other assets	9,607	18,233	548	—	28,388

	$174,322	$311,844	$144,681	$(211,321)	$419,526

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$—	$36,724	$20,537	$(321)	$56,940
Accrued liabilities	5,652	16,453	6,379	(176)	28,308
Intercompany payable	23,437	25,577	—	(49,014)	—
Current portion of long-term debt and capitalized lease obligations	—	9,820	5,130	—	14,950

	29,089	88,574	32,046	(49,511)	100,198

Long-term debt, net of current portion	205,000	97,318	5,170	(16,560)	290,928
Capital lease obligations, net of current portion	—	3,726	—	—	3,726
Intercompany payable	—	26,549	7,133	(33,682)	—
Deferred tax liability	(8,837)	2,247	6,471	119	—
Other non-current liabilities	—	4,184	7	—	4,191
Minority interest in consolidated subsidiary	—	—	21,253	—	21,253

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock	1	4	22	(26)	1
Additional paid-in capital	9,164	99,251	22,620	(111,648)	19,387
Retained earnings (deficit)	(60,095)	(8,378)	40,838	7	(27,628)
Cumulative translation adjustment	—	(1,631)	9,121	(20)	7,470

Total stockholders’ equity (deficit)	(50,930)	89,246	72,601	(111,687)	(770)

	$174,322	$311,844	$144,681	$(211,321)	$419,526

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$133,334	$77,362	$(6,291)	$204,405

Cost of goods sold	—	107,312	63,764	(6,291)	164,785

Gross profit	—	26,022	13,598	—	39,620

Operating expenses:
Distribution	—	9,731	3,952	—	13,683
Selling, general and administrative	6	13,068	3,693	—	16,767

Income (loss) from operations	(6)	3,223	5,953	—	9,170

Interest, net	2,955	7,720	1,356	—	12,031
Income from unconsolidated affiliates	—	—	(310)	—	(310)
Other, net	—	(392)	749	—	357
Minority interest in operations of consolidated subsidiary	—	—	(1,612)	—	(1,612)

Income (loss) before income taxes	(2,961)	(4,105)	5,770	—	(1,296)

Provision (benefit) for income taxes:
Current	—	10	1,109	—	1,119
Deferred	(792)	(665)	245	—	(1,212)

	(792)	(655)	1,354	—	(93)

Net income (loss)	$(2,169)	$(3,450)	$4,416	$—	$(1,203)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the six months ended June 25, 2004 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,746)	$(16,460)	$1,759	$259	$(16,188)

Cash flows from investing activities:
Capital expenditures	—	(4,560)	(794)	—	(5,354)
Change in other assets	215	(5,438)	1,813	(112)	(3,522)

Net cash provided by (used in) investing activities	215	(9,998)	1,019	(112)	(8,876)

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	70,000	(47,946)	2,993	(152)	24,895
Net payments on capitalized lease obligations	—	(1,400)	(265)	264	(1,401)
Payment of financing costs	(2,670)	—	—	—	(2,670)
Dividends paid	350	(350)	—	—	—
Change in intercompany, net	(66,149)	73,430	(7,022)	(259)	—

Net cash provided by (used in) financing activities	1,531	23,734	(4,294)	(147)	20,824

Effect of exchange rate changes on cash	—	71	(2)	—	69

Net decrease in cash	—	(2,653)	(1,518)	—	(4,171)

Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$210	$2,515	$—	$2,725

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

We have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 26 years. In the foodservice industry, we are the second largest U.S. manufacturer of foam cups and containers and we also manufacture polystyrene and polypropylene cold drinking cups, barware, stemware, plates, bowls, dessertware, food containers, portion cups and cutlery. By capacity, we are the fifth largest worldwide producer of EPS. In fiscal 2004, we produced 14.7 billion foam and plastic cups for hot and cold drinks, foam bowls and containers and thermoformed lids, 1.5 billion pieces of plastic cutlery and 165,000 metric tons of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Net Sales

Net sales represent the sales of the Company’s products less (i) cash discounts and allowances, which historically have averaged approximately 2% of gross sales, and (ii) sales and marketing rebates.

Cost of Goods Sold

Raw material and energy-related costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. While the Company has been able to pass on the majority of past raw material price increases to customers, we may not be able to further increase prices if the raw material costs rise in the future. The Company currently purchases only a portion of raw materials pursuant to long-term supply agreements, which the Company believes allows for flexibility in its raw material purchases.

Beginning in January 2003 through July 2005, contract market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 54% to $0.60 per pound. Although future raw material prices cannot be predicted with accuracy, contract market prices for styrene monomer are forecasted by independent industry surveys and producer reports to increase to $0.61 per pound by the end of 2005.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins have generally fluctuated in a fashion similar to the fluctuations affecting styrene monomer. Polystyrene is largely a derivative of styrene monomer and prices typically react in a similar manner over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, was $0.57 per pound in January 2003 and has increased 46% to $0.83 per pound as of July 2005 and is forecasted by independent industry surveys and producer reports to remain unchanged through the end of 2005.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins, which are made from propylene. Polypropylene resin pricing will generally follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations, as well as general supply and demand conditions. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price per pound for polypropylene ranged from $0.36 to $0.69 from the beginning of 2003 through July 2005. The published polypropylene contract price is projected by independent industry surveys and producer reports to decrease to $0.63 per pound by the end of 2005.

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

Key Business Indicators

The Company’s financial results are directly impacted by several key items, which management has identified as key indicators in its evaluation of the business. These indicators include:

•	Sales Volumes – The comparison of unit volumes sold versus the comparable period in prior years provides key operating information.

•	Pricing Spread Over Raw Material Costs – The selling prices of the Company’s products as compared to various raw material costs, including styrene monomer, polystyrene and polypropylene, are key financial performance metrics.

•	Energy-Related Costs – Energy-related costs provide key information with respect to the Company’s operating results.

Results of Operations

Executive Summary

While net sales increased $13.4 million, or 12.4%, during the three months ended July 1, 2005 compared to the three months ended June 25, 2004, gross profit decreased by $4.7 million. In North America, increases in raw material and energy-related costs were partially offset by higher across-the-board selling prices and increased sales volumes at our food packaging operations primarily due to the expansion of our cold drink product lines. At our European operations, increased raw material costs and reduced sales volumes were only partially offset by higher selling prices, accounting for a $3.5 million decrease in gross profit.

While net sales increased $31.9 million, or 15.6%, during the six months ended July 1, 2005 compared to the six months ended June 25, 2004, gross profit decreased by $5.5 million. In North America, increases in raw material and energy-related costs were almost entirely offset by higher across-the-board selling prices and increased sales volumes at our food packaging operations. At our European operations, increased raw material costs and reduced sales volumes were only partially offset by higher selling prices and led to a $4.0 million decrease in gross profit. Operating expenses increased as a result of higher distribution costs related to increased sales volumes in North America, as well as higher depreciation and amortization expenses related to higher fixed asset levels.

Three months ended July 1, 2005 compared with the three months ended June 25, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the three months ended July 1, 2005 and June 25, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$121.5	$108.1	$13.4	12.4%
Gross profit	16.2	20.9	(4.7)	(22.5)%
Operating expenses	16.5	16.3	0.2	1.2%
Income (loss) from operations	(0.3)	4.6	(4.9)	(106.5)%

Net sales for the three months ended July 1, 2005 were $121.5 million, a 12.4% increase from $108.1 million for the three months ended June 25, 2004. This increase was primarily a result of higher average selling prices at both the packaging and specialty chemicals operations of 9.9% and 16.2%, respectively, and higher sales volumes at the packaging segment ($6.8 million), partially offset by lower sales volumes at the specialty chemicals operations ($10.3 million).

Gross profit decreased $4.7 million to $16.2 million for the three months ended July 1, 2005 from $20.9 million for the similar three-month period in 2004. This decrease was primarily due to lower gross profit at our European specialty chemicals operations ($3.5 million), resulting from higher raw material costs and reduced sales volumes. In the North American operations, higher raw materials and energy-related costs, as well as the impact of a fire at one of Company’s production facilities, describes below, were only partially offset by the benefits of increased selling prices and higher sales volumes in the foodservice packaging operations.

During the three months ended July 1, 2005, operating expenses of $16.5 million increased $0.2 million from $16.3 million for the three months ended June 25, 2004 as lower selling, general and administrative costs ($0.9 million) related to our cost reduction program were offset by higher depreciation and amortization expenses ($0.8 million) and distribution costs ($0.3 million). As a percentage of net sales, operating costs decreased to 13.6% for the three months ended July 1, 2005 as compared to 15.1% for the three months ended June 25, 2004.

Income (loss) from operations decreased by $4.9 million for the three months ended July 1, 2005 to an operating loss of $0.3 million from operating income of $4.6 million for the comparable period in 2004 due to a $3.1 million decrease at our European specialty chemicals operations, as described above, and a $1.4 million increase in depreciation and amortization expense. Income from operations at our North American operations, excluding depreciation and amortization, decreased by $1.7 million for the three months ended July 1, 2005.

Interest expense increased $1.4 million to $7.8 million during the three months ended July 1, 2005 from $6.4 million in the prior year period primarily due to higher average debt levels and higher interest rates.

The effective tax rate for the three months ended July 1, 2005 yielded an expense of 27.0%, as compared to a 1.7% expense in the same period in the prior year. This change was primarily due to the creation of a reserve during the prior period for certain expenses at the Company’s Canadian operations and the Company evaluated its deferred tax assets and recorded a charge of $7.1 million which primarily consists of an establishment of valuation allowance against its U.S. net operating loss carryforwards during the second quarter. As of July 1, 2005, the Company had $97.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the three months ended July 1, 2005 and June 25, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$73.4	$60.4	$13.0	21.5%
Gross profit	11.2	13.6	(2.4)	(17.7)%
Operating expenses	10.3	8.7	1.6	18.4%
Income from operations	0.9	4.9	(4.0)	(81.6)%

Net sales in the packaging segment for the three months ended July 1, 2005 increased $13.0 million to $73.4 million from $60.4 million during the second quarter of 2004. This increase was primarily due to a 12.2% increase in sales unit volumes ($6.8 million) and a 9.9% increase in average selling prices ($5.9 million).

Gross profit decreased $2.4 million to $11.2 million for the three months ended July 1, 2005 compared to $13.6 million for the three-month period ended June 25, 2004. This decrease was primarily caused by increased raw material costs ($7.1 million) and higher energy-related expenses ($1.1 million), as well as higher other manufacturing costs ($2.5 million), resulting from inefficiencies surrounding the initial installation and start-up of new production equipment. These costs were only partially offset by higher selling prices ($5.9 million) and the impact of increased sales volumes ($2.2 million).

Operating expenses increased $1.6 million to $10.3 million during the three months ended July 1, 2005 from $8.7 million during the same period in the prior year. This increase was primarily due to higher selling and distribution costs ($0.9 million), resulting from higher sales unit volumes, as described above, combined with higher depreciation and amortization expense ($0.3 million). As a percentage of net sales, operating costs decreased to 14.0% for the three months ended July 1, 2005 as compared to 14.4% for the three months ended June 25, 2004.

For the reasons described above, income from operations decreased $4.0 million to $0.9 million for the three months ended July 1, 2005 from $4.9 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the three months ended July 1, 2005 and June 25, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$51.3	$51.1	$0.2	0.4%
Gross profit	5.0	7.3	(2.3)	(31.5)%
Operating expenses	4.0	4.6	(0.6)	(13.0)%
Income from operations	1.0	2.7	(1.7)	(63.0)%

For the three months ended July 1, 2005, net sales in the specialty chemicals segment increased $0.2 million to $51.3 million from $51.1 million during the three months ended June 25, 2004. This increase was primarily due to higher average selling prices, offset almost entirely by lower sales volumes. Net sales included $3.2 million and $3.4 million of sales to the packaging segment for the three months ended July 1, 2005 and June 25, 2004, respectively, which were eliminated in consolidation.

Gross profit decreased $2.3 million, or 31.5%, to $5.0 million for the three months ended July 1, 2005 from $7.3 million for the similar three-month period in the prior year. In the North American operations, higher selling prices more than offset the impact of lower sales volumes, increased raw material costs and the impact of a fire at one of the Company’s North American production facilities, described below, resulting in a $1.2 million increase in gross profit. In the European operations, the impact of lower sales volumes and increased raw material costs ($6.5 million) were only partially offset by higher selling prices ($3.1 million), resulting in a $3.5 million reduction in gross profit.

For the three months ended July 1, 2005, operating expenses decreased by $0.6 million to $4.0 million from $4.6 million in the prior year period primarily due to lower distribution costs ($0.6 million) resulting from reduced sales volumes as discussed above. As a percentage of net sales, operating expenses decreased to 7.8% for the three months ended July 1, 2005 compared to 9.0% for the three months ended June 25, 2004.

For the reasons described above, income from operations decreased $1.7 million to $1.0 million during the three months ended July 1, 2005 compared to $2.7 million in the prior year period.

During the second quarter, one of the Company’s North American Specialty Chemicals facilities suffered a fire. That fire resulted in a loss of production totaling 1.4 million pounds of expandable polystyrene, which represented approximately 3.4% of the North American specialty chemicals operations sales for the second quarter. The Company estimates that the loss from the event totaled approximately $0.5 million, which the Company anticipates recovering through insurance during the third quarter.

Corporate and Other

For the three months ended July 1, 2005, corporate operating expenses decreased $0.9 million to $2.1 million from $3.0 million during the same period in the prior year. This decrease was primarily due to lower general and administrative expenses, resulting from implemented cost savings initiatives, partially offset by higher depreciation and amortization ($0.5 million). Also included in corporate operating expenses for the three months ended July 1, 2005 was a $0.2 million non-cash compensation expense related to services provided by an employee of the Company to assist with an asset sale at an unconsolidated affiliate of the Company.

Six months ended July 1, 2005 compared with the six months ended June 25, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the six months ended July 1, 2005 and June 25, 2004.

	Six Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$236.3	$204.4	$31.9	15.6%
Gross profit	34.1	39.6	(5.5)	(13.9)%
Operating expenses	32.8	30.4	2.4	7.9%
Income from operations	1.3	9.2	(7.9)	(85.9)%

Net sales for the six months ended July 1, 2005 increased $31.9 million, or 15.6%, to $236.3 million from $204.4 million for the six months ended June 25, 2004. This increase was primarily caused by higher average selling prices at both the packaging and specialty chemicals operations of 8.9% and 19.7%, respectively, higher sales volumes at the packaging operations ($10.5 million) and favorable foreign currency effects ($3.9 million). These increases were partially offset by lower sales volumes, primarily at the European specialty chemicals operations.

Gross profit decreased $5.5 million to $34.1 million for the six months ended July 1, 2005 from $39.6 million for the similar six-month period in 2004. This decrease was primarily due to lower gross profit at our European specialty chemicals operation ($4.0 million), resulting from higher raw material costs and reduced sales volumes. In the North American operations, higher energy-related expenses, raw material costs and manufacturing inefficiencies caused by the start-up of our new foodservice production equipment, as well as the impact of the previously described fire, were almost entirely offset by the benefits of increased selling prices and higher sales volumes in the foodservice packaging operations. In addition, a $0.5 million charge was recorded related to the amendment of the Company’s primary North American styrene monomer requirements contract.

During the six months ended July 1, 2005, operating expenses increased $2.4 million to $32.8 million from $30.4 million for the six months ended June 25, 2004. The increase was primarily due to higher depreciation and amortization expense ($1.1 million) and higher distribution costs ($0.8 million) resulting from higher sales volumes at the packaging operations. As a percentage of net sales, operating costs decreased to 13.9% for the six months ended July 1, 2005 as compared to 14.9% for the same period in the prior year.

For the reasons described above, income from operations decreased by $7.9 million for the six months ended July 1, 2005 to $1.3 million from $9.2 million for the comparable period in 2004.

Interest expense increased $3.2 million to $15.2 million during the six months ended July 1, 2005 from $12.0 million in the prior year period due to higher average debt levels and higher interest rates.

The effective tax rate for the six months ended July 1, 2005 yielded an expense of 1.6%, as compared to a benefit of 7.2% in the same period in the prior year. This change was primarily due to the creation of a reserve during the prior period for certain expenses at the Company’s Canadian operations and the Company evaluated its deferred tax assets and recorded a charge of $7.1 million which primarily consists of an establishment of valuation allowance against its U.S. net operating loss carryforwards during the second quarter. As of July 1, 2005, the Company had $97.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the six months ended July 1, 2005 and June 25, 2004.

	Six Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$137.6	$116.3	$21.3	18.3%
Gross profit	21.0	26.0	(5.0)	(19.2)%
Operating expenses	19.2	15.8	3.4	21.5%
Income from operations	1.8	10.2	(8.4)	(82.4)%

Net sales in the packaging segment for the six months ended July 1, 2005 increased $21.3 million, or 18.3%, to $137.6 million from $116.3 million during the six months ended June 25, 2004. This increase was primarily due to a 9.7% increase in sales unit volumes and an 8.9% increase in average selling prices.

Gross profit decreased $5.0 million to $21.0 million for the six months ended July 1, 2005 compared to $26.0 million for the six months ended June 25, 2004. This decrease was primarily caused by increased raw material costs and higher energy-related expenses ($14.5 million), as well as higher other manufacturing costs ($4.1 million), resulting from inefficiencies experienced during the initial installation and start-up of our new production equipment. These costs were only partially offset by higher selling prices ($10.3 million) and the impact of higher sales volumes ($3.2 million).

During the six months ended July 1, 2005, operating expenses increased $3.4 million to $19.2 million from $15.8 million during the same period in the prior year. This increase was primarily due to higher selling and distribution costs ($1.6 million), resulting from higher sales volumes as described above, combined with higher depreciation and amortization expense ($0.6 million). As a percentage of net sales, operating expenses increased to 14.0% for the six months ended July 1, 2005 compared to 13.6% for the six months ended June 25, 2004.

For the reasons described above, income from operations decreased $8.4 million to $1.8 million for the six months ended July 1, 2005 from $10.2 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the six months ended July 1, 2005 and June 25, 2004.

	Six Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$105.9	$94.4	$11.5	12.2%
Gross profit	13.1	13.6	(0.5)	(3.7)%
Operating expenses	8.9	9.2	(0.3)	(3.3)%
Income from operations	4.2	4.4	(0.2)	(4.6)%

Net sales in the specialty chemicals segment for the six months ended July 1, 2005 increased $11.5 million, or 12.2%, to $105.9 million from $94.4 million during the same period in 2004. This increase was primarily due to higher average selling prices ($18.6 million) and favorable foreign currency effects ($4.5 million), partially offset by lower sales volumes ($11.7 million). Net sales included $7.2 million and $6.3 million of sales to the packaging segment for the six months ended July 1, 2005 and June 25, 2004, respectively, which were eliminated in consolidation.

Gross profit decreased $0.5 million, or 3.7%, to $13.1 million for the six months ended July 1, 2005 from $13.6 million for the similar six-month period in the prior year. In the European operations, the impact of lower sales volumes and increased raw material costs ($11.0 million) were only partially offset by higher selling prices ($7.3 million), resulting in a $4.0 million decrease in gross profit. In the North American operations, the increase in average selling prices ($11.3 million) more than offset the impact of lower sales volumes, increased raw material costs, and the previously described fire, resulting in a $3.5 million increase in gross profit.

Operating expenses decreased by $0.3 million for the six months ended July 1, 2005 to $8.9 million from $9.2 million in the prior year period primarily due to lower distribution costs ($0.5 million) resulting from lower sales volumes, partially offset by the impact of changes in foreign currency exchange rates ($0.4 million). As a percentage of net sales, operating expenses decreased to 8.4% for the six months ended July 1, 2005 compared to 9.7% for the six months ended June 25, 2004.

For the reasons described above, income from operations decreased $0.2 million to $4.2 million during the six months ended July 1, 2005 compared to $4.4 million in the prior year period.

Corporate and Other

For the six months ended July 1, 2005, corporate operating expenses decreased $0.8 million to $4.7 million from $5.5 million for the six months ended June 25, 2004. The decrease was primarily due to lower general and administrative costs, primarily resulting from implemented cost savings initiatives. Also included in corporate operating expenses for the six months ended July 1, 2005 was a $0.2 million non-cash compensation expense related to services provided by an employee of the Company to assist with an asset sale at an unconsolidated affiliate of the Company.

Liquidity and Capital Resources

During the six months ended July 1, 2005, cash used in operating activities totaled $23.5 million mainly due to an increase in working capital of $20.4 million. The increase in working capital was due to higher accounts receivable ($9.7 million), lower accounts payable ($7.6 million) and lower accrued expenses ($4.6 million). Accounts receivable increased primarily due to higher sales volumes and selling prices, while accounts payable decreased as a result of paying down creditors with the proceeds from investing activities as described below.

During the six months ended July 1, 2005, the inventory turnover rate decreased to approximately 5.5 times per year compared to 5.8 times per year during the same period last year primarily due to the build in the plastics inventory related to the expansion of our cold drink product lines. As of July 1, 2005, the average collection period for our accounts receivable was 44 days as compared to 43 days in the prior year period.

The Company’s investing activities during the six months ended July 1, 2005 provided $11.6 million mainly due to the proceeds from the collection of a note receivable from a formerly consolidated affiliate of the Company totaling $18.9 million, partially offset by capital expenditures of $9.6 million.

In February 2005, March 2005 and August 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. In addition, in April 2005 and June 2005, the Company amended its domestic credit facility to provide flexibility in the Company’s operations. The most recent amendment caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratio, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization and (iii) the limitation of capital expenditures. As amended, the domestic credit facility contains the following financial covenants:

•	A minimum fixed charge coverage ratio, which is .63 to 1.00 for the quarter ended June 30, 2005 and increasing over time thereafter to 1.15 to 1.00 for the quarter ending September 30, 2006 and for each quarter thereafter;

•	A maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization which is not applicable for the quarter ended June 30, 2005, is 8.80 to 1.00 for the quarter ending September 30, 2005 and declines over time thereafter until reaching 3.75 to 1.00 for the quarter ending March 31, 2007 and for each quarter thereafter;

•	Limitation of capital expenditures of $20.0 million for the year ending December 31, 2005 (or $30.0 million if the Company applies specified proceeds of certain capital raising transactions to reduce outstanding obligations under the facility), increasing to $25.0 million for the year ending December 31, 2006, and declining to $20.0 million for each fiscal year thereafter;

•	A minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of the Company’s domestic subsidiaries of 85%;

•	A minimum ratio of borrowers’ consolidated earnings before interest, taxes, depreciation and amortization to consolidated earnings before interest, taxes, depreciation and amortization of the Company’s domestic subsidiaries of 85%; and

•	Limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, the Company is in compliance with all covenants, including financial covenants, under all of the Company’s credit arrangements.

On January 31, 2005, the Company’s $18.9 million limited partnership interest in Radnor Investments, L.P., an affiliated investment partnership in which the Company was the sole limited partner, was converted into a note receivable due from Radnor Investment Advisors, L.P., bearing interest at an annual rate equal to the Prime Index reported by Bloomberg plus one percent (1%) with interest compounded daily. In exchange for the note, the Company assigned its remaining interests as a limited partner in Radnor Investments, L.P. to Radnor Investment Advisors, L.P. Radnor Investment Advisors, L.P. was the general partner of Radnor Investments, L.P. and is owned by certain executives, stockholders and employees of the Company. The general partner of Radnor Investment Advisors, L.P. is Radnor Investment Advisors, Inc., an entity controlled by the Chief Executive Officer of the Company and whose other owners consist of certain stockholders and executives of the Company. On March 11, 2005, $1.5 million of the note receivable was collected. On April 8, 2005 the remainder of the note receivable, including accrued interest in the amount of $0.2 million, was collected in full. In addition, during the second fiscal quarter of 2005, the Company recorded a $0.2 million non-cash compensation expense, which is included in corporate general and administrative expense, related to services provided by an employee of the Company to assist with an asset sale at Radnor Investment Advisors, L.P.

        On July 1, 2005, the Company’s Finnish subsidiary entered into a $20 million term loan facility. The term loan facility bears interest at the Company’s option at either (i) the Eurodollar Rate plus 6.50%; or (ii) 3.75% plus the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, subject to downward adjustment using a pricing grid based on a debt to EBITDA ratio. The term loan matures on July 1, 2008 and, subject to specified optional and mandatory repayment events, beginning September 30, 2005, is payable in quarterly principal installments of $500,000 in the first twelve months, $575,000 in the second twelve months and $650,000 in the third twelve months, with the remaining principal balance due at maturity. The loan is secured by a second lien on all of the now owned or hereafter acquired property and assets of the Company’s Finnish subsidiary and its subsidiaries, other than its leased real property, and a pledge of all of the shares of stock of the Finnish subsidiary. In addition, the Company guaranteed the Finnish subsidiary’s obligations under the term loan facility up to a maximum of 7.5 million Euros. The net proceeds from the term loan facility were used to repay the Company’s European credit facilities and, through the repayment of intercompany loans, outstanding borrowings under the domestic revolving credit facilities.

As of July 1, 2005, the Company had $60.6 million outstanding under its revolving credit facilities. After taking into account cash on hand of $3.5 million, we would have had the ability to draw up to an additional $16.2 million under these facilities as of July 1, 2005. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company is currently pursuing the divestiture of certain non-core assets and a private placement of approximately $50 million of debt and equity securities to enhance its liquidity. The Company also anticipates entering into additional credit facilities, including capital equipment financings. From time to time, the Company evaluates and may pursue various capital raising transactions including other sales of debt or equity securities and the divestiture of other non-core assets, in order to further enhance the Company’s overall liquidity and improve its capital structure. In recent quarters, the Company has incurred losses and negative cash flows from operations. As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2005 and in the long-term, cash generated from operations, sales of debt and equity securities and borrowings from current and new credit facilities will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under existing and new credit facilities as well as sales of debt and equity securities. However, there can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed.

New Accounting Standards

See note Note 11 to our condensed consolidated financial statements included in this Form 10-Q.

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under non-cancelable operating leases, non-competition agreement and purchase obligations as well as contingent obligations related to outstanding letters of credit. The obligations as of July 1, 2005 are summarized in the tables below.

(in thousands)		Payments Due by Period
Contractual Obligations (2)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest	$447,185	$34,508	$66,469	$195,567	$150,641
Capital lease obligations	5,446	2,696	1,948	802	—
Operating lease obligations	57,037	7,844	14,007	21,623	13,563
Non-compete obligations	2,400	600	1,200	600	—
Purchase obligations (1)	238,765	53,137	53,037	53,037	79,554

	$750,833	$98,785	$136,661	$271,629	$243,758

(1)	These amounts represent commitments under a long-term styrene monomer supply contract, as discussed in Note 5 to our condensed consolidated financial statements included in this Form 10-Q.
(2)	The Company has an employment agreement with its President and Chief Executive Officer that is contingent upon closing of a public offering by the Company of its common stock. The obligations under this contingent agreement are not included in the Contractual Obligations table above. The employment agreement is described in detail in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(in thousands)	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$4,355	$4,355	$—	$—	$—

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

        Included in the Company’s Annual Report on Form 10-K for fiscal 2004 are the significant accounting policies of the Company, which are described in Note 2 to the consolidated financial statements, and the critical accounting policies and estimates, which are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the condensed consolidated financial statements included herein. Otherwise, there were no changes in the Company’s critical accounting policies and estimates in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of our debt securities. Radnor’s long-term debt consist of both fixed-rate and floating-rate obligations and are primarily denominated in U.S. dollars. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings. The potential increase in fair value of our long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates amounts to approximately $5.2 million over the term of the debt.

In the normal course of business, we employ policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies and the fair market value of our debt instruments. We manage our interest rate risk by monitoring trends in interest rates as a basis for entering into fixed rate or floating rate debt and maintain our fixed-rate debt as a percentage of our total debt between minimum and maximum percentages. As of July 1, 2005, a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $1.5 million, before giving effect to the interest rate swap described below.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. For our foreign subsidiaries, we match the currency of the costs incurred with the currency in which income is generated whenever possible. In addition, we evaluate forward contracts and cross-currency swaps to manage currency exposure that does exist.

In August 2005 we entered into a cross-currency swap effectively fixing the floating interest rate and the Euro/U.S. Dollar exchange rate on $12.7 million of our Finnish Term Loan for a three-year period.

It is our policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet our objectives as stated above. We do not enter into these transactions or any other hedging transactions for speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure control and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

(b)	Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 6. EXHIBITS

*10.1	Amended and Restated Agreement of Sale dated as of January 1, 2005 between Lyondell Chemie Nederland B.V. and StyroChem Finland Oy

10.2	Thirteenth Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated June 13, 2005 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank

10.3	Term Loan Agreement dated as of June 30, 2005 among StyroChem Finland Oy, StyroChem Europe (The Netherlands) B.V., Guggenheim Corporate Funding, LLC, Midland National Life Insurance Company and North American Company for Life and Health Insurance

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application Objecting to Disclosure and Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: August 22, 2005	By:	/s/ Michael V. Valenza
Michael V. Valenza
Senior Vice President–Finance and
Chief Financial Officer