Form 10-Q/A
period 2005-07-01
RADNOR HOLDINGS CORP
filed 2005-11-23
CIK 1029893

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) .    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of

August 22, 2005:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	245
Class B Nonvoting Common Stock; $.01 par value	5,400

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends and or restates Part I, Items 1, 2, 3 and 4 and Part II, Items 1 and 6 of the Quarterly Report on Form 10-Q for the quarter ended July 1, 2005, as filed with the Securities and Exchange Commission on August 22, 2005 (the “Original Filing”) by Radnor Holdings Corporation (the “Company”) and adds a new Part II, Item 5. The Company is filing this Amendment No. 1 to reflect the restatement of its consolidated financial statements as of and for the three and six months ended July 1, 2005.

On June 30, 2005, Radnor Investment Advisors, L.P., a partnership under common control with the Company, sold one of its two material investments and approved a distribution totaling $971,213 to certain of its special limited partners, who are also officers and employees of the Company. In addition, two of the Company’s stockholders and senior officers allocated a portion of their interests in Radnor Investment Advisors, L.P. to one of the special limited partners, totaling $150,000, as compensation for her services rendered on behalf of Radnor Investments Advisors, L.P. During the second quarter ended July 1, 2005, the $150,000 additional allocation was recorded by the Company as non-cash compensation expense and paid-in-capital under the requirements of Securities and Exchange Commission Staff Accounting Bulletin Topic 5T. These recorded amounts were reflected in the financial statements in the Original Filing.

After the filing of the Original Filing, the Company performed an additional subsequent review of the accounting for the transaction. Based on further review of the facts and circumstances, the Company concluded that, in analyzing the special limited partnership interests, the Company should have used a different measurement date when applying Securities and Exchange Commission Staff Accounting Bulletin Topic 5T. As a result, the adjustments included in this Form 10-Q/A are non-cash related in nature, and resulted in an increase in compensation expense for the three and six months ended July 1, 2005 of $971,213 and an increase in paid-in-capital as of July 1, 2005 of $971,213 from amounts previously reported.

Except as set forth above, this Form 10-Q/A continues to speak as of August 22, 2005, the date of the filing of the Original Filing, and the Company has not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, reference is made to the periodic reports the Company has filed with the Securities and Exchange Commission since August 22, 2005.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 1, 2005 (As restated)	December 31, 2004
Assets

Current assets:
Cash	$3,521	$3,393
Accounts receivable, net	57,342	50,048
Inventories, net	66,728	67,526
Prepaid expenses and other	6,588	8,849
Deferred tax asset	2,309	2,075

	136,488	131,891

Property, plant and equipment, at cost	333,269	329,826
Less accumulated depreciation	(120,020)	(112,255)

	213,249	217,571

Investments	1,910	41,676
Intangible assets	7,709	8,364
Deferred tax asset	4,829	3,949
Other assets	16,817	16,075

	$381,002	$419,526

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$47,244	$56,940
Accrued liabilities	24,388	28,308
Current portion of long-term debt	13,490	12,635
Current portion of capitalized lease obligations	2,467	2,315

	87,589	100,198

Long-term debt, net of current portion	306,534	290,928
Capitalized lease obligations, net of current portion	2,636	3,726
Other non-current liabilities	3,183	4,191
Minority interest in consolidated subsidiary	—	21,253

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	20,508	19,387
Accumulated deficit	(42,507)	(27,628)
Cumulative translation adjustment	3,058	7,470

Total stockholders’ deficit	(18,940)	(770)

	$381,002	$419,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2005 (As restated)	June 25, 2004	July 1, 2005 (As restated)	June 25, 2004
Net sales	$121,453	$108,105	$236,336	$204,405

Cost of goods sold	105,299	87,158	201,680	164,785
Cost of goods sold - other (Note 6)	—	—	538	—

Gross profit	16,154	20,947	34,118	39,620

Operating expenses:
Distribution	7,667	7,435	14,500	13,683
Selling, general and administrative, inclusive of $1,121 of non-cash compensation (Notes 2 and 11)	9,734	8,893	19,257	16,767

Income (loss) from operations	(1,247)	4,619	361	9,170

Interest, net	7,806	6,424	15,200	12,031
Income from unconsolidated affiliates	(125)	(151)	(275)	(310)
Other, net	308	167	409	357
Minority interest in operations of consolidated subsidiary	—	(806)	(315)	(1,612)

Loss before income taxes	(9,236)	(1,015)	(14,658)	(1,296)

Provision (benefit) for income taxes:
Current	533	660	1,334	1,119
Deferred	1,700	(643)	(1,113)	(1,212)

	2,233	17	221	(93)

Net loss	$(11,469)	$(1,032)	$(14,879)	$(1,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended
	July 1, 2005 (As restated)	June 25, 2004
Cash flows from operating activities:
Net loss	$(14,879)	$(1,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,345	9,754
Deferred income taxes	(1,113)	(1,212)
Income from unconsolidated affiliates	(275)	(310)
Minority interest in operations of consolidated subsidiary	(315)	(1,612)
Non-cash compensation (Notes 2 and 11)	1,121	—
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(9,670)	(11,716)
Inventories	(276)	(8,706)
Prepaid expenses and other	1,855	(2,589)
Accounts payable	(7,643)	6,740
Accrued liabilities and other	(4,636)	(5,334)

Net cash used in operating activities	(23,486)	(16,188)

Cash flows from investing activities:
Capital expenditures	(9,574)	(5,354)
Proceeds from note receivable	18,919	—
Distributions from unconsolidated affiliates	155	3,056
Investments in unconsolidated affiliates	—	(2,073)
(Increase) decrease in other assets	611	(4,505)

Net cash provided by (used in) investing activities	10,111	(8,876)

Cash flows from financing activities:
Proceeds from borrowings	41,605	76,457
Repayment of debt	(24,046)	(51,562)
Payments on capitalized lease obligations	(938)	(1,401)
Payment of financing fees	(2,372)	(2,670)

Net cash provided by financing activities	14,249	20,824

Effect of exchange rate changes on cash	(746)	69

Net increase (decrease) in cash	128	(4,171)

Cash, beginning of period	3,393	6,896

Cash, end of period	$3,521	$2,725

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$14,569	$10,345

Cash paid during the period for income taxes	$1,038	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2005 (As restated)	June 25, 2004	July 1, 2005 (As restated)	June 25, 2004
Net Sales to Unaffiliated Customers:
Packaging	$73,381	$60,373	$137,620	$116,271
Specialty Chemicals	51,263	51,104	105,866	94,425
Transfers Between Operating Segments (1)	(3,191)	(3,372)	(7,150)	(6,291)

Consolidated	$121,453	$108,105	$236,336	$204,405

Income (Loss) From Operations:
Packaging	$861	$4,914	$1,820	$10,236
Specialty Chemicals	976	2,708	4,168	4,434
Corporate and Other	(3,084)	(3,003)	(5,627)	(5,500)

Consolidated	$(1,247)	$4,619	$361	$9,170

Income (Loss) Before Income Taxes:
Packaging	$(3,779)	$1,285	$(7,302)	$3,070
Specialty Chemicals	(641)	919	961	1,214
Corporate and Other	(4,816)	(3,219)	(8,317)	(5,580)

Consolidated	$(9,236)	$(1,015)	$(14,658)	$(1,296)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	July 1, 2005 (As restated)	June 25, 2004	July 1, 2005 (As restated)	June 25, 2004
Net Sales to Unaffiliated Customers:
United States	$82,651	$69,607	$157,909	$133,334
Canada	10,819	10,624	23,737	19,924
Europe	31,174	31,246	61,840	57,438
Transfers Between Geographic Regions (1)	(3,191)	(3,372)	(7,150)	(6,291)

Consolidated	$121,453	$108,105	$236,336	$204,405

Income (Loss) From Operations:
United States	$(1,649)	$1,213	$(2,687)	$3,161
Canada	1,641	1,434	4,143	3,261
Europe	(1,239)	1,972	(1,095)	2,748

Consolidated	$(1,247)	$4,619	$361	$9,170

Income (Loss) Before Income Taxes:
United States	$(8,700)	$(3,246)	$(15,758)	$(5,175)
Canada	1,172	831	3,123	2,263
Europe	(1,708)	1,400	(2,023)	1,616

Consolidated	$(9,236)	$(1,015)	$(14,658)	$(1,296)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic packaging operations.

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

From January 1, 2005 to January 30, 2005, the Company consolidated Radnor Investments, L.P. As described in Note 10 of these condensed consolidated financial statements, as of January 31, 2005, the Company no longer consolidates Radnor Investments, L.P. and the investments and minority interest of Radnor Investments, L.P. are no longer reflected in the consolidated financial statements of the Company.

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

Reclassifications

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation.

2. RESTATEMENT

On June 30, 2005, Radnor Investment Advisors, L.P., a partnership under common control with the Company, sold one of its two material investments and approved a distribution totaling $971,213 to certain of its special limited partners, who are also officers and employees of the Company. In addition, two of the Company’s stockholders and senior officers allocated a portion of their interests in Radnor Investment Advisors, L.P. to one of the special limited partners, totaling $150,000, as compensation for her services rendered on behalf of Radnor Investments Advisors, L.P. During the second quarter ended July 1, 2005, the $150,000 additional allocation was recorded by the Company as non-cash compensation expense and paid-in-capital under the requirements of Securities and Exchange Commission Staff Accounting Bulletin Topic 5T. These recorded amounts were reflected in the financial statements in the Original Filing.

Subsequent to the filing of the Original Filing, the Company performed an additional subsequent review of the accounting for the transaction. Based on further review of the facts and circumstances, the Company concluded that, in analyzing the special limited partnership interests, the Company should have used a different measurement date when applying Securities and Exchange Commission Staff Accounting Bulletin Topic 5T.

As a result, the Company restated its consolidated financial statements for the three and six months ended July 1, 2005. The restatement adjustments are non-cash in nature, as they related to distributions made by Radnor Investment Advisors, L.P., which resulted in an increase in operating expenses of $971,213 and an increase in the net loss of $971,213 for the three and six months ended July 1, 2005. The restatement adjustment had the additional effect of increasing the accumulated deficit by $971,213 and increasing additional paid-in capital by $971,213 as of July 1, 2005.

A summary of the effects of the restatement on the Company’s Consolidated Balance Sheet as of July 1, 2005 is as follows:

	July 1, 2005
	As previously reported	As restated
Additional paid-in capital	$19,537	$20,508
Accumulated deficit	(41,536)	(42,507)

A summary of the effects of the restatement on the Company’s Consolidated Statements of Operations for the three and six months ended of July 1, 2005 is as follows:

	Three Months Ended July 1, 2005		Six Months Ended July 1, 2005
	As previously reported	As restated	As previously reported	As restated
Selling, general and administrative	$8,763	$9,734	$18,286	$19,257
Income (loss) from operations	(276)	(1,247)	1,332	361
Loss before income taxes	(8,265)	(9,236)	(13,687)	(14,658)
Net loss	(10,498)	(11,469)	(13,908)	(14,879)

Separate from the restatement described above, certain changes have been made to Note 13 to conform with the equity accounting provisions of Rule 3-10 of Regulation S-X.

3. INVENTORIES

The components of inventories were as follows (in thousands):

	July 1, 2005	December 31, 2004
Raw Materials	$12,993	$15,904
Work in Process	3,605	2,444
Finished Goods	50,130	49,178

	$66,728	$67,526

4. INTANGIBLE ASSETS

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

5. LONG-TERM DEBT

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

6. COMMITMENTS AND CONTINGENCIES

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

7. INCOME TAXES

The effective rate for the three month period ended July 1, 2005 yielded an expense of 24.2%, as compared to a 1.7% expense in the same period in the prior year. This change was primarily due to the creation of a reserve during the prior period for certain expenses at the Company’s Canadian operations and the Company evaluated its deferred tax assets and recorded a charge of $7.1 million which primarily consists of an establishment of valuation allowance against its U.S. net operating loss carryforwards during the second quarter. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Management also considered the reversal of deferred tax liabilities and the impact from tax planning strategies in making the assessment of the realizability of deferred tax assets. As of July 1, 2005, the Company had $97.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

8. SPECIALTY CHEMICALS FACILITY OUTAGE

During the second quarter, one of the Company’s North American specialty chemicals facilities suffered a fire. That fire resulted in a loss of production totaling 1.4 million pounds of expandable polystyrene, which represented approximately 3.4% of the North American specialty chemicals operations sales for the second quarter. As a result of this fire, there was no resulting impairment of assets and no impairment losses were recorded.

9. INTEREST EXPENSE

Included in interest expense was $328,000 and $256,000 of amortization of deferred financing costs for the three months ended July 1, 2005 and June 25, 2004, respectively, and $651,000 and $428,000 of amortization of deferred financing cost for the six months ended July 1, 2005 and June 25, 2004, respectively.

10. COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005 (As restated)	June 25, 2004	July 1, 2005 (As restated)	June 25, 2004
Net Loss	$(11,469)	$(1,032)	$(14,879)	$(1,203)
Foreign Currency Translation Adjustment	(2,200)	31	(4,412)	(1,087)

Comprehensive Loss	$(13,669)	$(1,001)	$(19,291)	$(2,290)

11. INVESTMENTS IN AFFILIATED COMPANIES

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

        On June 30, 2005, Radnor Investment Advisors, L.P. sold one of its two material investments and approved a distribution totaling $971,213 to certain of its special limited partners, who are also officers and employees of the Company. In addition, two of the Company’s stockholders and senior officers allocated a portion of their interests in Radnor Investment Advisors, L.P. to one of the special limited partners, totaling $150,000, as compensation for her services rendered on behalf of Radnor Investments Advisors, L.P. The total distributions to the special limited partners of $1.1 million were recorded by the Company as non-cash compensation expense and paid-in-capital.

12. NEW ACCOUNTING STANDARDS

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

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

July 1, 2005

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$(173)	$3,694	$—	$3,521
Accounts receivable, net	—	35,052	28,399	(6,109)	57,342
Inventories, net	—	57,720	9,008	—	66,728
Intercompany receivable	—	—	34,528	(34,528)	—
Prepaid expenses and other	52	5,388	1,206	(58)	6,588
Deferred tax asset	(25)	2,483	(149)	—	2,309

	27	100,470	76,686	(40,695)	136,488

Property, plant and equipment, at cost	—	271,590	61,679	—	333,269
Less accumulated depreciation	—	(94,103)	(25,917)	—	(120,020)

	—	177,487	35,762	—	213,249

Intercompany receivable	67,285	—	8,946	(76,231)	—
Investments in subsidiaries	141,436	51,561	—	(192,997)	—
Investments	—	—	1,910	—	1,910
Other assets	15,550	9,246	4,559	—	29,355

	$224,298	$338,764	$127,863	$(309,923)	$381,002

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$—	$30,320	$17,297	$(373)	$47,244
Accrued liabilities	5,807	13,363	5,394	(176)	24,388
Intercompany payable	31,941	25,564	—	(57,505)	—
Current portion of long-term debt and capitalized lease obligations	—	9,347	6,610	—	15,957

	37,748	78,594	29,301	(58,054)	87,589

Long-term debt, net of current portion	205,000	99,301	18,793	(16,560)	306,534
Capital lease obligations, net of current portion	—	2,636	—	—	2,636
Intercompany payable	3,548	55,443	—	(58,991)	—
Deferred tax liability	—	(119)	—	119	—
Other non-current liabilities	—	3,179	4	—	3,183

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock	1	4	22	(26)	1
Additional paid-in capital	20,508	99,251	22,620	(121,871)	20,508
Retained earnings (deficit)	(42,507)	3,370	51,170	(54,540)	(42,507)
Cumulative translation adjustment	—	(2,895)	5,953	—	3,058

Total stockholders’ equity (deficit)	(21,998)	99,730	79,765	(176,437)	(18,940)

	$224,298	$338,764	$127,863	$(309,923)	$381,002

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended July 1, 2005

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$82,651	$41,993	$(3,191)	$121,453

Cost of goods sold	—	70,434	38,056	(3,191)	105,299

Gross profit	—	12,217	3,937	—	16,154

Operating expenses:
Distribution	—	5,862	1,805	—	7,667
Selling, general and administrative	1,133	6,829	1,772	—	9,734

Income (loss) from operations	(1,133)	(474)	360	—	(1,247)

Interest, net	2,004	5,312	490	—	7,806
Income from unconsolidated affiliates	—	—	(125)	—	(125)
Other, net	—	(114)	422	—	308
Minority interest in operations of consolidated subsidiary	—	—	—	—	—

Loss before income taxes	(3,137)	(5,672)	(427)	—	(9,236)

Provision (benefit) for income taxes:
Current	—	180	353	—	533
Deferred	859	5,341	(4,500)	—	1,700

	859	5,521	(4,147)	—	2,233

Equity in earnings of subsidiaries	(7,473)	(1,412)	—	8,885	—

Net Income (loss)	$(11,469)	$(12,605)	$3,720	$8,885	$(11,469)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended July 1, 2005

(As restated)

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$157,909	$85,577	$(7,150)	$236,336

Cost of goods sold	—	134,591	74,777	(7,150)	202,218

Gross profit	—	23,318	10,800	—	34,118

Operating expenses:
Distribution	—	10,698	3,802	—	14,500
Selling, general and administrative	1,133	14,038	4,086	—	19,257

Income (loss) from operations	(1,133)	(1,418)	2,912	—	361

Interest, net	3,966	10,429	805	—	15,200
Income from unconsolidated affiliates	—	—	(275)	—	(275)
Other, net	—	(510)	919	—	409
Minority interest in operations of consolidated subsidiary	—	—	(315)	—	(315)

Income (loss) before income taxes	(5,099)	(11,337)	1,778	—	(14,658)

Provision (benefit) for income taxes:
Current	—	343	991	—	1,334
Deferred	2,373	6,059	(9,545)	—	(1,113)

	2,373	6,402	(8,554)	—	221

Equity in earnings of subsidiaries	(7,407)	335	—	7,072	—

Net income (loss)	$(14,879)	$(17,404)	$10,332	$7,072	$(14,879)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the six months ended July 1, 2005 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,172)	$(19,055)	$(2,559)	$1,300	$(23,486)

Cash flows from investing activities:
Capital expenditures	—	(8,822)	(752)	—	(9,574)
Change in other assets	(53)	381	19,357	—	19,685

Net cash provided by (used in) investing activities	(53)	(8,441)	18,605	—	10,111

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	—	1,358	16,201	—	17,559
Net payments on capitalized lease obligations	—	(938)	—	—	(938)
Payment of financing costs	(77)	(1,066)	(1,229)	—	(2,372)
Change in intercompany, net	3,302	27,611	(29,613)	(1,300)	—

Net cash provided by (used in) financing activities	3,225	26,965	(14,641)	(1,300)	14,249

Effect of exchange rate changes on cash	—	6	(752)	—	(746)

Net increase (decrease) in cash	—	(525)	653	—	128

Cash, beginning of period	—	352	3,041	—	3,393

Cash, end of period	$—	$(173)	$3,694	$—	$3,521

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$352	$3,041	$—	$3,393
Accounts receivable, net	—	29,511	25,294	(4,757)	50,048
Inventories, net	—	54,827	12,699	—	67,526
Intercompany receivable	—	—	19,724	(19,724)	—
Prepaid expenses and other	52	7,255	1,600	(58)	8,849
Deferred tax asset	(25)	2,484	(384)	—	2,075

	27	94,429	61,974	(24,539)	131,891

Property, plant and equipment, at cost	—	262,768	67,058	—	329,826
Less accumulated depreciation	—	(85,680)	(26,575)	—	(112,255)

	—	177,088	40,483	—	217,571

Intercompany receivable	58,535	—	—	(58,535)	—
Investments in subsidiaries	148,843	51,226	—	(200,069)	—
Investments in unconsolidated affiliates	—	—	41,676	—	41,676
Other assets	9,607	18,233	548	—	28,388

	$217,012	$340,976	$144,681	$(283,143)	$419,526

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$—	$36,724	$20,537	$(321)	$56,940
Accrued liabilities	5,652	16,453	6,379	(176)	28,308
Intercompany payable	23,437	25,577	—	(49,014)	—
Current portion of long-term debt and capitalized lease obligations	—	9,820	5,130	—	14,950

	29,089	88,574	32,046	(49,511)	100,198

Long-term debt, net of current portion	205,000	97,318	5,170	(16,560)	290,928
Capital lease obligations, net of current portion	—	3,726	—	—	3,726
Intercompany payable	—	26,549	7,133	(33,682)	—
Deferred tax liability	(8,837)	2,247	6,471	119	—
Other non-current liabilities	—	4,184	7	—	4,191
Minority interest in consolidated subsidiary	—	—	21,253	—	21,253

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock	1	4	22	(26)	1
Additional paid-in capital	19,387	99,251	22,620	(121,871)	19,387
Retained earnings (deficit)	(27,628)	20,774	40,838	(61,612)	(27,628)
Cumulative translation adjustment	—	(1,651)	9,121	—	7,470

Total stockholders’ equity (deficit)	(8,240)	118,378	72,601	(183,509)	(770)

	$217,012	$340,976	$144,681	$(283,143)	$419,526

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$69,607	$41,870	$(3,372)	$108,105

Cost of goods sold	—	55,835	34,695	(3,372)	87,158

Gross profit	—	13,772	7,175	—	20,947

Operating expenses:
Distribution	—	5,433	2,002	—	7,435
Selling, general and administrative	4	7,126	1,763	—	8,893

Income (loss) from operations	(4)	1,213	3,410	—	4,619

Interest, net	1,630	4,029	765	—	6,424
Income from unconsolidated affiliates	—	—	(151)	—	(151)
Other, net	—	(236)	403	—	167
Minority interest in operations of consolidated subsidiary	—	—	(806)	—	(806)

Income (loss) before income taxes	(1,634)	(2,580)	3,199	—	(1,015)

Provision (benefit) for income taxes:
Current	—	4	656	—	660
Deferred	(510)	(561)	428	—	(643)

	(510)	(557)	1,084	—	17

Equity in earnings of subsidiaries	92	1,963	—	(2,055)	—

Net income (loss)	$(1,032)	$(60)	$2,115	$(2,055)	$(1,032)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the six months ended June 25, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$133,334	$77,362	$(6,291)	$204,405

Cost of goods sold	—	107,312	63,764	(6,291)	164,785

Gross profit	—	26,022	13,598	—	39,620

Operating expenses:
Distribution	—	9,731	3,952	—	13,683
Selling, general and administrative	6	13,068	3,693	—	16,767

Income (loss) from operations	(6)	3,223	5,953	—	9,170

Interest, net	2,955	7,720	1,356	—	12,031
Income from unconsolidated affiliates	—	—	(310)	—	(310)
Other, net	—	(392)	749	—	357
Minority interest in operations of consolidated subsidiary	—	—	(1,612)	—	(1,612)

Income (loss) before income taxes	(2,961)	(4,105)	5,770	—	(1,296)

Provision (benefit) for income taxes:
Current	—	10	1,109	—	1,119
Deferred	(792)	(665)	245	—	(1,212)

	(792)	(655)	1,354	—	(93)

Equity in earnings of subsidiaries	966	3,138	—	(4,104)	—

Net income (loss)	$(1,203)	$(312)	$4,416	$(4,104)	$(1,203)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the six months ended June 25, 2004 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,746)	$(16,460)	$1,759	$259	$(16,188)

Cash flows from investing activities:
Capital expenditures	—	(4,560)	(794)	—	(5,354)
Change in other assets	215	(5,438)	1,813	(112)	(3,522)

Net cash provided by (used in) investing activities	215	(9,998)	1,019	(112)	(8,876)

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	70,000	(47,946)	2,993	(152)	24,895
Net payments on capitalized lease obligations	—	(1,400)	(265)	264	(1,401)
Payment of financing costs	(2,670)	—	—	—	(2,670)
Dividends paid	350	(350)	—	—	—
Change in intercompany, net	(66,149)	73,430	(7,022)	(259)	—

Net cash provided by (used in) financing activities	1,531	23,734	(4,294)	(147)	20,824

Effect of exchange rate changes on cash	—	71	(2)	—	69

Net decrease in cash	—	(2,653)	(1,518)	—	(4,171)

Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$210	$2,515	$—	$2,725

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

Three months ended July 1, 2005 compared with the three months ended June 25, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the three months ended July 1, 2005 and June 25, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005 (As restated)	June 25, 2004
Net sales	$121.5	$108.1	$13.4	12.4%
Gross profit	16.2	20.9	(4.7)	(22.5)%
Operating expenses	17.4	16.3	1.1	6.7%
Income (loss) from operations	(1.2)	4.6	(5.8)	(126.1)%

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

During the three months ended July 1, 2005, operating expenses of $17.4 million increased $1.1 million from $16.3 million for the three months ended June 25, 2004 as lower selling, general and administrative costs ($1.1 million) related to our cost reduction program were offset by non-cash compensation expense ($1.1 million) primarily related to a distribution made by a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, higher depreciation and amortization expenses ($0.8 million) and higher distribution costs ($0.3 million). As a percentage of net sales, operating costs decreased to 14.3% for the three months ended July 1, 2005 as compared to 15.1% for the three months ended June 25, 2004.

Income (loss) from operations decreased by $5.8 million for the three months ended July 1, 2005 to an operating loss of $1.2 million from operating income of $4.6 million for the comparable period in 2004 due to a $3.1 million decrease at our European specialty chemicals operations, as described above, a $1.4 million increase in depreciation and amortization expense and $1.1 million of non-cash compensation. Income from operations at our North American operations, excluding depreciation and amortization, decreased by $1.7 million for the three months ended July 1, 2005.

Interest expense increased $1.4 million to $7.8 million during the three months ended July 1, 2005 from $6.4 million in the prior year period primarily due to higher average debt levels and higher interest rates.

The effective tax rate for the three months ended July 1, 2005 yielded an expense of 24.2%, as compared to a 1.7% expense in the same period in the prior year. This change was primarily due to the creation of a reserve during the prior period for certain expenses at the Company’s Canadian operations and the Company evaluated its deferred tax assets and recorded a charge of $7.1 million which primarily consists of an establishment of valuation allowance against its U.S. net operating loss carryforwards during the second quarter. As of July 1, 2005, the Company had $97.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

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

Corporate and Other

For the three months ended July 1, 2005, corporate operating expenses increased $0.1 million to $3.1 million from $3.0 million during the same period in the prior year. This increase was mainly due to non-cash compensation expense ($1.1 million) primarily related to a distribution made by a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, and higher depreciation and amortization ($0.5 million), partially offset by lower general and administrative expenses ($1.5 million) resulting from implemented cost savings initiatives.

Six months ended July 1, 2005 compared with the six months ended June 25, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the six months ended July 1, 2005 and June 25, 2004.

	Six Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005 (As restated)	June 25, 2004
Net sales	$236.3	$204.4	$31.9	15.6%
Gross profit	34.1	39.6	(5.5)	(13.9)%
Operating expenses	33.7	30.4	3.3	10.9%
Income from operations	0.4	9.2	(8.8)	(95.7)%

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

During the six months ended July 1, 2005, operating expenses increased $3.3 million to $33.7 million from $30.4 million for the six months ended June 25, 2004. The increase was mainly due to non-cash compensation expense ($1.1 million) primarily related to a distribution made by a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, higher depreciation and amortization expense ($1.1 million) and higher distribution costs ($0.8 million) resulting from higher sales volumes at the packaging operations. As a percentage of net sales, operating costs decreased to 14.3% for the six months ended July 1, 2005 as compared to 14.9% for the same period in the prior year.

For the reasons described above, income from operations decreased by $8.8 million for the six months ended July 1, 2005 to $0.4 million from $9.2 million for the comparable period in 2004.

Interest expense increased $3.2 million to $15.2 million during the six months ended July 1, 2005 from $12.0 million in the prior year period due to higher average debt levels and higher interest rates.

The effective tax rate for the six months ended July 1, 2005 yielded an expense of 1.5%, as compared to a benefit of 7.2% in the same period in the prior year. This change was primarily due to the creation of a reserve during the prior period for certain expenses at the Company’s Canadian operations and the Company evaluated its deferred tax assets and recorded a charge of $7.1 million which primarily consists of an establishment of valuation allowance against its U.S. net operating loss carryforwards during the second quarter. As of July 1, 2005, the Company had $97.4 million of net operating loss carryforwards for federal income tax purposes, which expire through 2024.

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

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the six months ended July 1, 2005 and June 25, 2004.

	Six Months Ended		Increase (Decrease)	% Change
(dollars in millions)	July 1, 2005	June 25, 2004
Net sales	$105.9	$94.4	$11.5	12.2%
Gross profit	13.1	13.6	(0.5)	(3.7)%
Operating expenses	8.9	9.2	(0.3)	(3.3)%
Income from operations	4.2	4.4	(0.2)	(4.5)%

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

Corporate and Other

For the six months ended July 1, 2005, corporate operating expenses increased $0.1 million to $5.6 million from $5.5 million for the six months ended June 25, 2004. The increase was mainly due to non-cash compensation expense ($1.1 million) primarily related to a distribution made by a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, and higher depreciation and amortization ($0.5 million), partially offset by lower general and administrative costs ($1.5 million), primarily resulting from implemented cost savings initiatives.

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

The Company’s investing activities during the six months ended July 1, 2005 provided $10.1 million mainly due to the proceeds from the collection of a note receivable from a formerly consolidated affiliate of the Company totaling $18.9 million, partially offset by capital expenditures of $9.6 million.

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

On June 30, 2005, Radnor Investment Advisors, L.P. sold one of its two material investments and approved a distribution totaling $971,213 to certain of its special limited partners, who are also officers and employees of the Company. In addition, two of the Company’s stockholders and senior officers allocated a portion of their interests in Radnor Investment Advisors, L.P. to one of the special limited partners, totaling $150,000, as compensation for her services rendered on behalf of Radnor Investments Advisors, L.P. The total distributions to the special limited partners of $1.1 million were recorded by the Company as non-cash compensation expense and paid-in-capital.

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

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under non-cancelable operating leases, non-competition agreement and purchase obligations as well as contingent obligations related to outstanding letters of credit. These obligations as of December 31, 2004 are summarized in the table below.

(thousands of dollars)		Payments Due by Period
Contractual Obligations (2)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest	$432,141	$35,197	$63,829	$178,588	$154,527
Capital lease obligations	6,552	2,618	3,934	—	—
Operating lease obligations	61,187	8,300	14,047	11,715	27,125
Non-compete obligations	3,000	1,200	1,200	600	—
Purchase obligations(1)	48,125	48,125	—	—	—

	$551,005	$95,440	$83,010	$190,903	$181,652

(1)	As adjusted to give effect to commitments under long-term styrene monomer requirements contracts signed in 2005, as described in Note 6 to the condensed consolidated financial statements included in this Form 10-Q/A, these amounts as of December 31, 2004 would have been: $265,283 total; $53,137, less than 1 year; $106,073, 1-3 years; and $106,073, 4-5 years.
(2)	The Company has an employment agreement with its President and Chief Executive Officer that is contingent upon closing of a public offering by the Company of its common stock. See Item 11 included elsewhere herein for a description of the employment agreement. The obligations under this contingent agreement are not included in the Contractual Obligations table above.

There have been no material changes to the Commercial Commitments as reflected in the Company’s annual report on Form 10-K for fiscal 2004. Reference is made to Notes 5 and 6 to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2004 for additional information on long-term debt, leases and other commitments and contingencies.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005, as filed with the Securities and Exchange Commission on August 22, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure control and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2005. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

On September 30, 2005, as discussed in more detail in the introduction to this Quarterly Report on Form 10-Q/A and in Note 2 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A, we concluded that our financial statements as of and for the three and six months ended July 1, 2005 should be restated. The restatement resulted from a subsequent review of the Company’s application of Securities and Exchange Commission Staff Accounting Bulletin Topic 5T to certain distributions made by Radnor Investment Advisors, L.P., a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company.

In connection with the restatement, we completed another evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2005. As a result of the material weakness described below the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures as of July 1, 2005 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

In connection with the evaluation discussed above, the Company’s management concluded that a control deficiency existed in its internal control over financial reporting with respect to the review of complex non-routine transactions. Specifically, the company failed to account for certain distributions made by Radnor Investment Advisors, L.P., a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, in accordance with U.S. generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s interim condensed consolidated financial statements for the three and six months ended July 1, 2005 to correct compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of compensation expense and additional paid-in capital that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

The Company assessed this deficiency and concluded that it constituted a material weakness, as defined under the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2. In coming to this conclusion, the Company assessed its internal controls for financial reporting and reviewed the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, “Materiality” and the PCAOB’s Auditing Standard No. 2 and determined that there was more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

In light of the material weakness that existed as of July 1, 2005, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

At the direction and under the supervision of the Company’s Audit Committee, the Company has undertaken several actions to address the material weakness that resulted in the restatement of our financial statements as of and for the three and six months ended July 1, 2005. The Company has adopted a new policy requiring an additional level of review and approval by the CEO with respect to the accounting and reporting for all non-routine transactions. The Company’s recent appointment of a new CFO and Corporate Controller has also improved internal controls over financial reporting with respect to non-routine transactions. In addition, as a result of the complex and evolving nature of many technical accounting issues, the Company is in the process of hiring an additional employee whose material responsibilities would include researching technical financial accounting and reporting issues for both non-routine and routine transactions.

(b)	Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s fiscal quarter ended July 1, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 5. OTHER INFORMATION

On April 22, 2005, the Company terminated its Senior Executive Retirement Plan. All amounts deferred under the plan will be distributed to plan participants through lump-sum payments prior to December 31, 2005.

Item 6. EXHIBITS

*10.1	Amended and Restated Agreement of Sale dated as of January 1, 2005 between Lyondell Chemie Nederland B.V. and StyroChem Finland Oy

**10.2	Thirteenth Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated June 13, 2005 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank

**10.3	Term Loan Agreement dated as of June 30, 2005 among StyroChem Finland Oy, StyroChem Europe (The Netherlands) B.V., Guggenheim Corporate Funding, LLC, Midland National Life Insurance Company and North American Company for Life and Health Insurance

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application Objecting to Disclosure and Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934. The Amended and Restated Agreements of Sale was previously filed.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: November 22, 2005	By:	/s/ Paul D. Ridder
Paul D. Ridder
Vice President and
Chief Financial Officer