Form 10-Q
period 2005-09-30
RADNOR HOLDINGS CORP
filed 2005-11-29
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 333-19495

RADNOR HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2674715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Radnor Financial Center, Suite 300 150 Radnor Chester Road, Radnor, Pennsylvania	19087
(address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of

November 28, 2005:

Class	Number of Shares
Voting Common Stock; $.10 par value	600
Nonvoting Common Stock; $.10 par value	270
Class B Nonvoting Common Stock; $.01 par value	5,400

Item 1.	FINANCIAL STATEMENTS

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$2,107	$3,393
Accounts receivable, less allowance for doubtful accounts of $217 at September 30, 2005 and $207 at December 31, 2004.	57,404	50,048
Inventories, net	78,970	67,526
Prepaid expenses and other	4,351	8,849
Deferred tax asset	745	2,075

	143,577	131,891

Property, plant and equipment, at cost	336,435	329,826
Less accumulated depreciation	(124,479)	(112,255)

	211,956	217,571

Investments	149	41,676
Intangible assets	8,170	8,364
Deferred tax asset	5,482	3,949
Other assets	16,077	16,075

	$385,411	$419,526

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$62,460	$56,940
Accrued liabilities	23,928	28,308
Current portion of long-term debt	12,718	12,635
Current portion of capitalized lease obligations	1,831	2,315

	100,937	100,198

Long-term debt, net of current portion	307,237	290,928
Capitalized lease obligations, net of current portion	2,181	3,726
Deferred tax liability	1,123	—
Other non-current liabilities	2,733	4,191
Minority interest in consolidated subsidiary	—	21,253
Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock	1	1
Additional paid-in capital	23,073	19,387
Accumulated deficit	(55,361)	(27,628)
Cumulative translation adjustment	3,487	7,470

Total stockholders’ deficit	(28,800)	(770)

	$385,411	$419,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net sales	$122,250	$120,274	$358,586	$324,679
Cost of goods sold	105,934	101,960	307,614	266,745
Cost of goods sold - other (Note 6)	—	—	538	—

Gross profit	16,316	18,314	50,434	57,934
Operating expenses:
Distribution	9,419	7,423	23,919	21,106
Selling, general and administrative, inclusive of $1,121 of non-cash compensation for the nine months ended September 30, 2005 (Note 11)	6,995	7,384	25,797	23,950

Income (loss) from operations	(98)	3,507	718	12,878
Interest, net	8,507	6,719	24,162	18,951
Income from unconsolidated affiliates	(160)	(150)	(435)	(460)
Other, net	709	127	1,118	484
Minority interest in operations of consolidated subsidiary	—	(842)	(315)	(2,454)

Loss before income taxes	(9,154)	(2,347)	(23,812)	(3,643)
Provision (benefit) for income taxes:
Current	2,076	162	3,410	1,281
Deferred	1,624	(1,039)	511	(2,251)

	3,700	(877)	3,921	(970)

Net loss	$(12,854)	$(1,470)	$(27,733)	$(2,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended
	September 30, 2005	September 24, 2004
Cash flows from operating activities:
Net loss	$(27,733)	$(2,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,086	15,403
Deferred income taxes	511	(2,251)
Income from unconsolidated affiliates	(435)	(460)
Minority interest in operations of consolidated subsidiary	(315)	(2,454)
Non-cash compensation (Note 11)	1,121	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	(9,218)	(16,622)
Inventories	(12,398)	(16,128)
Prepaid expenses and other	3,856	(1,373)
Accounts payable	7,441	17,010
Accrued liabilities and other	(5,334)	(6,708)
Other assets	510	(6,535)

Net cash used in operating activities	(23,908)	(22,791)

Cash flows from investing activities:
Capital expenditures	(12,937)	(16,471)
Proceeds from note receivable	18,919	—
Distributions from unconsolidated affiliates	155	3,144
Proceeds from sale of equity investments	4,400	—
Investments in unconsolidated affiliates	—	(2,091)
Other, net	106	105

Net cash provided by (used in) investing activities	10,643	(15,313)

Cash flows from financing activities:
Proceeds from borrowings	46,857	89,877
Repayment of debt	(30,307)	(49,689)
Payments on capitalized lease obligations	(1,293)	(1,857)
Payment of financing fees	(2,568)	(4,530)

Net cash provided by financing activities	12,689	33,801

Effect of exchange rate changes on cash	(710)	(13)

Net decrease in cash	(1,286)	(4,316)
Cash, beginning of period	3,393	6,896

Cash, end of period	$2,107	$2,580

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$25,826	$19,941

Cash paid during the period for income taxes	$1,191	$115

Supplemental disclosure of non-cash investing and financing activities:
Conversion of investment to note receivable	$18,919	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary of Operating Segments

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net Sales to Unaffiliated Customers:
Packaging	$72,613	$62,966	$210,233	$179,237
Specialty Chemicals	53,799	60,014	159,665	154,439
Transfers Between Operating Segments (1)	(4,162)	(2,706)	(11,312)	(8,997)

Consolidated	$122,250	$120,274	$358,586	$324,679

Income (Loss) From Operations:
Packaging	$(2,339)	$2,066	$(64)	$12,503
Specialty Chemicals	3,389	2,503	7,557	6,937
Corporate and Other	(1,148)	(1,062)	(6,775)	(6,562)

Consolidated	$(98)	$3,507	$718	$12,878

Income (Loss) Before Income Taxes:
Packaging	$(7,240)	$(1,698)	$(14,542)	$1,372
Specialty Chemicals	1,583	830	2,544	2,044
Corporate and Other	(3,497)	(1,479)	(11,814)	(7,059)

Consolidated	$(9,154)	$(2,347)	$(23,812)	$(3,643)

(1)	Transfers between operating segments reflect the sale of expandable polystyrene (“EPS”) from the specialty chemicals operating segment to the packaging operating segment.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Summary by Geographic Region

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net Sales to Unaffiliated Customers:
United States	$79,478	$73,965	$237,387	$207,299
Canada	10,469	11,009	34,206	30,933
Europe	36,465	38,006	98,305	95,444
Transfers Between Geographic Regions (1)	(4,162)	(2,706)	(11,312)	(8,997)

Consolidated	$122,250	$120,274	$358,586	$324,679

Income (Loss) From Operations:
United States	$(3,168)	$963	$(5,400)	$4,325
Canada	1,974	1,022	6,117	4,283
Europe	1,096	1,522	1	4,270

Consolidated	$(98)	$3,507	$718	$12,878

Income (Loss) Before Income Taxes:
United States	$(11,102)	$(3,956)	$(26,860)	$(9,131)
Canada	1,518	555	4,641	2,818
Europe	430	1,054	(1,593)	2,670

Consolidated	$(9,154)	$(2,347)	$(23,812)	$(3,643)

(1)	Transfers between geographic regions reflect the sale of EPS from the Company’s Canadian specialty chemicals operations to its domestic packaging operations.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

General

The condensed consolidated financial statements included herein have been prepared by Radnor Holdings Corporation and subsidiaries (collectively, “Radnor,” “we,” “us,” “our” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair presentation of financial position, results of operations and cash flows for such periods. The preparation of the statements requires the use of management estimates. The results of operations for the interim periods are not necessarily indicative of the results for a full year, due to the seasonality inherent in some of the Company’s operations and the possibility for general economic changes.

Through January 30, 2005, the Company consolidated Radnor Investments, L.P. As described in Note 11 of these condensed consolidated financial statements, as of January 31, 2005, the Company no longer consolidates Radnor Investments, L.P. and the investments and minority interest of Radnor Investments, L.P. are no longer reflected in the consolidated financial statements of the Company.

Stock-based Compensation

At September 30, 2005, the Company had a stock-based compensation plan as described in Note 10 to the consolidated financial statements in the Company’s Form 10-K for fiscal 2004. In the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and accounts for all prospective option grants under the fair value method. No stock options have been issued by the Company subsequent to its adoption of SFAS No. 148.

Reclassifications

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation.

2.	INVENTORIES

The components of inventories were as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw Materials	$21,579	$15,904
Work in Process	3,196	2,444
Finished Goods	54,195	49,178

	$78,970	$67,526

3.	INTANGIBLE ASSETS

Intangible assets consisted of (in thousands):

	September 30, 2005			December 31, 2004
	Gross Amount	Accum. Amort.	Net Amount	Gross Amount	Accum. Amort.	Net Amount
Customer List	$7,537	$(1,322)	$6,215	$7,052	$(930)	$6,122
Non-Compete Agreement	2,671	(716)	1,955	2,671	(429)	2,242

	$10,208	$(2,038)	$8,170	$9,723	$(1,359)	$8,364

Intangible assets are being amortized on a straight-line basis over the expected period of benefit. The aggregate amortization expense related to intangible assets for the three months ended September 30, 2005 and September 24, 2004 was $23,000 and $335,000, respectively. The aggregate amortization expense related to intangible assets for the nine months ended September 30, 2005 and September 24, 2004 was $678,000 and $714,000, respectively.

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

On July 1, 2005, the Company’s Finnish subsidiary entered into a $20 million term loan facility. The term loan facility bears interest at the Company’s option at either (i) the Eurodollar Rate plus 6.50%; or (ii) 3.75% plus the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, subject to downward adjustment using a pricing grid based on a debt to EBITDA ratio. The term loan matures on July 1, 2008 and, subject to specified optional and mandatory repayment events, beginning September 30, 2005, is payable in quarterly principal installments of $500,000 in the first twelve months, $575,000 in the second twelve months and $650,000 in the third twelve months, with the remaining principal balance due at maturity. The loan is secured by a second lien on all of the now owned or hereafter acquired property and assets of the Company’s Finnish subsidiary and its subsidiaries, other than its leased real property, and a pledge of all of the shares of stock of the Finnish subsidiary. In addition, the Company guaranteed the Finnish subsidiary’s obligations under the term loan facility up to a maximum of 7.5 million Euros or $9.0 million. The net proceeds from the term loan were used to repay the Company’s European credit facilities and, through the repayment of intercompany loans, outstanding borrowings under the domestic revolving credit facilities.

In February 2005, March 2005 and August 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. In addition, in April 2005 and June 2005, the Company amended its domestic credit facility to provide flexibility in the Company’s operations. The August 2005 amendment caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratio, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization and (iii) the limitation of capital expenditures.

As of September 30, 2005, the Company had $62.4 million outstanding under its revolving credit facilities. After taking into account cash on hand of $2.1 million, we would have had the ability to draw up to an additional $10.1 million under these facilities as of September 30, 2005. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company is currently pursuing the divestiture of certain non-core assets and anticipates completing the previously announced debt financing in the fourth quarter of 2005 and entering into additional credit facilities, including capital equipment financings, to enhance its liquidity. From time to time, the Company evaluates and may pursue various capital raising transactions including other sales or exchanges of debt or equity securities and the divestiture of other non-core assets (see Note 12), in order to further enhance the Company’s overall liquidity and improve its capital structure. In recent quarters, the Company has incurred losses and negative cash flows from operations. As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries.

5.	CROSS-CURRENCY SWAP AGREEMENT

In August 2005, the Company entered into a cross-currency swap agreement effectively fixing the floating interest rate and the Euro/U.S. Dollar exchange rate on $12.7 million of our Finnish term loan facility for a three-year period. Since the derivative did not qualify for hedge accounting treatment, changes in fair value are recorded in the statement of operations. During the three months ended September 30, 2005, the Company recorded a $ 0.3 million pre-tax gain related to this swap agreement.

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

The effective rate for the nine month period ended September 30, 2005 yielded an expense of 16.5%, as compared to a 26.6% benefit in the same period in the prior year. This change was primarily due to two factors. The Company established a reserve during the prior period for certain expenses at the Company’s Canadian operations which increased by approximately $1.7 million during the nine month period ended September 30, 2005. The Company also evaluated its deferred tax assets and recorded a charge of approximately $9.5 million which relates to the valuation allowance against the Company’s U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Management also considered the reversal of deferred tax liabilities and the impact from tax planning strategies in making the assessment of the realizability of the deferred tax assets. As of September 30, 2005, the Company had $117.9 million of net operating loss carryforwards for federal income tax purposes, which expire through 2025.

The Company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result of its business activities, the Company files a significant number of tax returns that are subject to audit by various tax authorities. Tax audits are often complex, as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. The Company has recorded accruals for tax contingencies related to potential audit exposures, including, but not limited to, transfer pricing, certain tax credits, and various state and foreign tax matters. Such accruals are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. Actual audit results could vary from these estimates.

8.	SPECIALTY CHEMICALS FACITLITY OUTAGE

During the quarter ended July 1, 2005, one of the Company’s North American specialty chemicals facilities suffered a fire. That fire resulted in a loss of production totaling 1.4 million pounds of expandable polystyrene, which represented approximately 3.4% of the North American specialty chemicals operations sales for the second quarter. As a result of this fire, there was no resulting impairment of assets and no impairment losses were recorded. A $0.2 million business interruption insurance claim was filed by the Company to cover the estimated losses from the fire.

9.	INTEREST EXPENSE

Included in interest expense was $648,000 and $523,000 of amortization of deferred financing costs for the three months ended September 30, 2005 and September 24, 2004, respectively, and $1.8 million and $1.2 million of amortization of deferred financing cost for the nine months ended September 30, 2005 and September 24, 2004, respectively.

10.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income (loss) and non-owner changes in equity. The Company had comprehensive losses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net Loss	$(12,854)	$(1,470)	$(27,733)	$(2,673)
Foreign Currency Translation Adjustment	429	815	(3,983)	(272)

Comprehensive Loss	$(12,425)	$(655)	$(31,716)	$(2,945)

11.	INVESTMENTS IN AFFILIATED COMPANIES

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

12.	SALE OF INVESTMENTS

On September 15, 2005, Radnor Investments, LLC, a wholly owned subsidiary of the Company, sold two limited partnership investments accounted for under the equity method to Radnor Investment Advisors, L.P (“RIALP”). The Company no longer has an ownership interest in RIALP (see Note 11); however, RIALP is owned by certain executives and stockholders and employees of the Company. The purchase price for the investments was approximately $4.4 million and was determined based upon an appraisal performed by an independent valuation firm. As this was a transaction between entities under common control, the Company recorded the excess of the proceeds over the carrying value of the investments as a $2.6 million increase to paid-in-capital. The proceeds from the sale were used to pay down the Company’s domestic revolving credit facility.

13.	NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 will be effective for the Company as of December 31, 2005. We continue to assess the potential impact that the adoption of SFAS No. 151 could have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for fiscal years beginning after December 15, 2005. Therefore, SFAS 123(R) will be effective for the Company as of December 31, 2005. We adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, in the third quarter of 2003. Accordingly, we continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on our financial statements.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB 20 and FAS 3”. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period in which the change is made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward without changing the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Accordingly, a change in accounting estimate shall be accounted for in (a) the period in which the change is made if the change affects that period only or (b) the period in which the change is made and future periods if the change affects both. A change in accounting estimate shall not be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods. Any error in the financial statements of a prior period discovered prior to those presented shall be reported as a prior-period adjustment by restating the prior-period financial statements. The requirements of the SFAS 154 will be effective for accounting changes made in the fiscal years beginning after December 15, 2005. Therefore, SFAS 154 will be effective for the Company as of December 31, 2005.

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

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective domestic subsidiaries by dividend or by loan. Certain of the Company’s foreign subsidiaries’ credit agreements either prohibit or restrict dividends and loans through covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of September 30, 2005 and December 31, 2004, the net assets of these foreign subsidiaries totaled $31.2 million and $33.7 million, respectively.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$(303)	$2,410	$—	$2,107
Accounts receivable, net	—	32,917	30,833	(6,346)	57,404
Inventories, net	—	68,047	10,923	—	78,970
Intercompany receivable	—	—	36,045	(36,045)	—
Prepaid expenses and other	—	3,355	1,054	(58)	4,351
Deferred tax asset	—	666	79	—	745

	—	104,682	81,344	(42,449)	143,577

Property, plant and equipment, at cost	—	274,217	62,218	—	336,435
Less accumulated depreciation	—	(97,538)	(26,941)	—	(124,479)

	—	176,679	35,277	—	211,956

Intercompany receivable	60,938	—	12,789	(73,727)	—
Investments in subsidiaries	139,762	51,572	—	(191,334)	—
Investments	—	—	149	—	149
Other assets	9,221	19,102	1,406	—	29,729

	$209,921	$352,035	$130,965	$(307,510)	$385,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$42,206	$20,388	$(134)	$62,460
Accrued liabilities	2,135	15,662	6,307	(176)	23,928
Intercompany payable	31,096	25,757	—	(56,853)	—
Current portion of long-term debt and capitalized lease obligations	—	8,600	5,949	—	14,549

	33,231	92,225	32,644	(57,163)	100,937

Long-term debt, net of current portion	205,000	100,597	18,200	(16,560)	307,237
Capital lease obligations, net of current portion	—	2,181	—	—	2,181
Intercompany payable	3,977	54,977	178	(59,132)	—
Deferred tax liability	—	(119)	1,123	119	1,123
Other non-current liabilities	—	2,717	16	—	2,733
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	1	4	22	(26)	1
Additional paid-in capital	23,073	99,251	25,185	(124,436)	23,073
Retained earnings (deficit)	(55,361)	3,097	47,215	(50,312)	(55,361)
Cumulative translation adjustment	—	(2,895)	6,382	—	3,487

Total stockholders’ equity (deficit)	(32,287)	99,457	78,804	(174,774)	(28,800)

	$209,921	$352,035	$130,965	$(307,510)	$385,411

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$79,478	$46,934	$(4,162)	$122,250
Cost of goods sold	—	69,940	40,156	(4,162)	105,934

Gross profit	—	9,538	6,778	—	16,316
Operating expenses:
Distribution	—	7,596	1,823	—	9,419
Selling, general and administrative	—	5,061	1,934	—	6,995

Income (loss) from operations	—	(3,119)	3,021	—	(98)
Interest, net	1,987	5,838	682	—	8,507
Income from unconsolidated affiliates	—	—	(160)	—	(160)
Other, net	—	269	440	—	709

Income (loss) before income taxes	(1,987)	(9,226)	2,059	—	(9,154)
Provision (benefit) for income taxes:
Current	383	(761)	2,454	—	2,076
Deferred	6,245	(8,181)	3,560	—	1,624

	6,628	(8,942)	6,014	—	3,700

Equity in earnings (losses) of subsidiaries	(4,239)	11	—	4,228	—

Net income (loss)	$(12,854)	$(273)	$(3,955)	$4,228	$(12,854)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Operations For the nine months ended September 30, 2005 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$237,387	$132,511	$(11,312)	$358,586
Cost of goods sold	—	204,531	114,933	(11,312)	308,152

Gross profit	—	32,856	17,578	—	50,434
Operating expenses:
Distribution	—	18,294	5,625	—	23,919
Selling, general and administrative	1,130	18,647	6,020	—	25,797

Income (loss) from operations	(1,130)	(4,085)	5,933	—	718
Interest, net	5,956	16,719	1,487	—	24,162
Income from unconsolidated affiliates	—	—	(435)	—	(435)
Other, net	—	(241)	1,359	—	1,118
Minority interest in operations of consolidated subsidiary	—	—	(315)	—	(315)

Income (loss) before income taxes	(7,086)	(20,563)	3,837	—	(23,812)
Provision (benefit) for income taxes:
Current	383	(418)	3,445	—	3,410
Deferred	8,618	(2,122)	(5,985)	—	511

	9,001	(2,540)	(2,540)	—	3,921

Equity in earnings (losses) of subsidiaries	(11,646)	346	—	11,300	—

Net income (loss)	$(27,733)	$(17,677)	$6,377	$11,300	$(27,733)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the nine months ended September 30, 2005 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8,847)	$(13,758)	$(2,158)	$855	$(23,908)
Cash flows from investing activities:
Capital expenditures	—	(12,032)	(905)	—	(12,937)
Change in other assets	(56)	(1,246)	23,961	921	23,580

Net cash provided by (used in) investing activities	(56)	(13,278)	23,056	921	10,643

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	—	1,807	14,743	—	16,550
Net payments on capitalized lease obligations	—	(1,293)	—	—	(1,293)
Payment of financing costs	(330)	(1,478)	(760)	—	(2,568)
Change in intercompany, net	9,233	27,332	(34,789)	(1,776)	—

Net cash provided by (used in) financing activities	8,903	26,368	(20,806)	(1,776)	12,689

Effect of exchange rate changes on cash	—	13	(723)	—	(710)

Net decrease in cash	—	(655)	(631)	—	(1,286)
Cash, beginning of period	—	352	3,041	—	3,393

Cash, end of period	$—	$(303)	$2,410	$—	$2,107

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

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the three months ended September 24, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$73,965	$49,015	$(2,706)	$120,274
Cost of goods sold	—	62,619	42,047	(2,706)	101,960

Gross profit	—	11,346	6,968	—	18,314
Operating expenses:
Distribution	—	5,274	2,149	—	7,423
Selling, general and administrative	6	5,067	2,311	—	7,384

Income (loss) from operations	(6)	1,005	2,508	—	3,507
Interest, net	1,902	4,331	486	—	6,719
Income from unconsolidated affiliates	—	—	(150)	—	(150)
Other, net	—	(316)	443	—	127
Minority interest in operations of consolidated subsidiary	—	—	(842)	—	(842)

Income (loss) before income taxes	(1,908)	(3,010)	2,571	—	(2,347)
Provision (benefit) for income taxes:
Current	—	15	147	—	162
Deferred	(870)	(511)	342	—	(1,039)

	(870)	(496)	489	—	(877)

Equity in earnings of subsidiaries	(432)	1,476	—	(1,044)	—

Net income (loss)	$(1,470)	$(1,038)	$2,082	$(1,044)	$(1,470)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Operations For the nine months ended September 24, 2004 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$207,299	$126,377	$(8,997)	$324,679
Cost of goods sold	—	169,931	105,811	(8,997)	266,745

Gross profit	—	37,368	20,566	—	57,934
Operating expenses:
Distribution	—	15,005	6,101	—	21,106
Selling, general and administrative	12	17,934	6,004	—	23,950

Income (loss) from operations	(12)	4,429	8,461	—	12,878
Interest, net	4,857	12,252	1,842	—	18,951
Income from unconsolidated affiliates	—	—	(460)	—	(460)
Other, net	—	(708)	1,192	—	484
Minority interest in operations of consolidated subsidiary	—	—	(2,454)	—	(2,454)

Income (loss) before income taxes	(4,869)	(7,115)	8,341	—	(3,643)
Provision (benefit) for income taxes:
Current	—	25	1,256	—	1,281
Deferred	(1,662)	(1,176)	587	—	(2,251)

	(1,662)	(1,151)	1,843	—	(970)

Equity in earnings of subsidiaries	534	4,614	—	(5,148)	—

Net income (loss)	$(2,673)	$(1,350)	$6,498	$(5,148)	$(2,673)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows For the nine months ended September 24, 2004 (In thousands)
	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,664)	$(18,544)	$6,287	$(3,870)	$(22,791)
Cash flows from investing activities:
Capital expenditures	—	(15,456)	(1,015)	—	(16,471)
Change in other assets	(74)	(3,488)	6,997	(2,277)	1,158

Net cash provided by (used in) investing activities	(74)	(18,944)	5,982	(2,277)	(15,313)

Cash flows from financing activities:
Net borrowings on bank financed debt and notes payable	70,000	(31,810)	1,997	1	40,188
Net payments on capitalized lease obligations	—	(1,857)	—	—	(1,857)
Payment of financing costs	(2,793)	(1,737)	—	—	(4,530)
Additional paid-in capital	—	1,647	—	(1,647)	—
Dividends paid	350	(350)	—	—	—
Change in intercompany, net	(60,819)	69,310	(16,284)	7,793	—

Net cash provided by (used in) financing activities	6,738	35,203	(14,287)	6,147	33,801

Effect of exchange rate changes on cash	—	(37)	24	—	(13)

Net decrease in cash	—	(2,322)	(1,994)	—	(4,316)
Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$541	$2,039	$—	$2,580

15.	RESTATEMENT

On November 22, 2005, the Company filed Amendment No. 1 on Form 10-Q/A which amended and or restated Part I, Items 1, 2, 3 and 4 and Part II, Items 1 and 6 of the Quarterly Report on Form 10-Q for the quarter ended July 1, 2005, as filed with the Securities and Exchange Commission on August 22, 2005 (the “Original Filing”) by the Company and added a new Part II, Item 5, which provided disclosure of the April 22, 2005 termination of the Company’s Senior Executive Retirement Plan. The Company filed the amendment to reflect the restatement of its consolidated financial statements as of and for the three and six months ended July 1, 2005.

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

After the filing of the Original Filing, the Company performed an additional subsequent review of the accounting for the transaction. Based on further review of the facts and circumstances, the Company concluded that, in analyzing the special limited partnership interests, the Company should have used a different measurement date when applying Securities and Exchange Commission Staff Accounting Bulletin Topic 5T. As a result, the adjustments included in the Form 10-Q/A were non-cash related in nature, and resulted in an increase in compensation expense for the three and six months ended July 1, 2005 of $971,213 and an increase in paid-in-capital as of July 1, 2005 of $971,213 from amounts previously reported.

16.	SUBSEQUENT EVENTS

2005 Omnibus Equity Compensation Plan

On October 7, 2005, the Company’s stockholders, upon the approval and recommendation of the Board of Directors of the Company, approved the Radnor Holdings Corporation 2005 Omnibus Equity Compensation Plan. On November 22, 2005, Paul M. Finigan, one of the Company’s directors, received a stock award of 25 shares of non-voting common stock of the Company under the Company’s 2005 Omnibus Equity Compensation Plan. All of the shares were vested upon issuance.

Private Placement

On October 26, 2005, the Company entered into an agreement with an unrelated third-party investor (the “Investor”) to provide the Company with $95.0 million of secured debt financing, and for two affiliates of the Investor to purchase shares of the Company’s Series A Preferred Stock with an aggregate liquidation preference of $25.0 million and warrants for shares of the Company’s common stock initially equal to 8.125% of the Company’s common stock outstanding at the time of issuance. The sale of the Series A Preferred Stock and warrants was completed on October 27, 2005 and the secured debt financing is expected to close in the fourth quarter of 2005.

Chief Executive Officer Employment Agreement

On October 27, 2005, the Company entered into an employment agreement with Michael T. Kennedy, the Company’s President and Chief Executive Officer. The agreement, which is for an initial five-year term (subject to possible one-year renewals after this five-year period), provides for an annual base salary of not less than $2.0 million commencing January 1, 2006. Effective upon the completion of a Qualifying IPO, the base salary will be reduced, on a prospective annual basis, to $1.0 million. For calendar year 2005, Mr. Kennedy is eligible to receive an annual bonus in accordance with the 2005 CEO Bonus Plan, which is described more fully in Item 11 to the Company’s Form 10-K for the year ended December 31, 2004. All bonuses payable during, or in respect of, the employment term for calendar year 2006 and thereafter will be determined by the Company’s compensation committee based upon reasonable performance criteria established by the committee, with 80% of such bonus being based upon financial goals and 20% of such bonus being based upon subjective criteria. The compensation committee will have the right to elect whether to pay any bonus that may become payable in the form of cash or shares of the Company’s common stock. For calendar year 2006 and all subsequent years, Mr. Kennedy is eligible for a target bonus equal to not less than 100% of his base salary. Following the completion of a Qualifying IPO, the target bonus will be not less than 200% of base salary (prorated for the calendar year in which the Qualifying IPO occurs), subject to approval by the compensation committee. Mr. Kennedy is eligible to receive equity grants (including, without limitation, restricted stock and stock options) in such form and amount and on such terms as the compensation committee determines. Mr. Kennedy is also eligible to participate in all of the Company’s employee benefits (including retirement, health and fringe benefits) made available generally to other officers and key employees and to such other benefits provided to him in accordance with past practice.

Under the employment agreement, Mr. Kennedy’s employment may be terminated with or without “cause” by the Company at any time. In the event that the Company terminates Mr. Kennedy’s employment other than “for cause” or Mr. Kennedy terminates for “good reason” (as such terms are defined in the agreement), the Company will be obligated to provide severance pay equal to two times his then current annual base salary and bonus amount and two years’ health insurance continuation. The severance benefits increase to three times annual base salary and bonus and the health insurance continuation extends to three years in the event the qualifying termination occurs within two years following a “change of control of the Company” (as such terms are defined in the agreement). The agreement also provides that, upon a change of control, (i) Mr. Kennedy will have the right to resign during a 60-day period following the first anniversary of the date of the change of control and receive the severance pay and benefits that would otherwise be provided if his employment were terminated other than “for cause” and (ii) Mr. Kennedy will be entitled to receive a tax “gross-up” payment to fully offset any excise taxes incurred if the after-tax benefit to Mr. Kennedy of the gross-up is at least 10% greater than the after-tax benefit that Mr. Kennedy would receive if he were cut back to the maximum amount that could be paid to him without incurring any such excise taxes. The employment agreement also contains customary post-employment restrictive covenants in connection with Mr. Kennedy’s ability to compete and to solicit the Company’s customers and employees. The Company has also agreed to enter into a Registration Rights Agreement with Mr. Kennedy granting certain demand and piggy-back registration rights.

Redemption of Senior Secured Notes

On October 28, 2005, pursuant to the indenture (the “Indenture”) dated as of April 27, 2004 among the Company, certain subsidiary guarantors and Wachovia Bank, National Association, as trustee (the “Trustee”), relating to its Senior Secured Floating Rate Notes due 2009 (the “Senior Secured Notes”), the Trustee notified the holders of the Senior Secured Notes that on November 29, 2005 (the “Redemption Date”), the Company will redeem all outstanding principal amount of the Senior Secured Notes (as of October 31, 2005, $70.0 million). The redemption price will be 102.00% of the principal amount outstanding, plus accrued but unpaid interest to the Redemption Date. The redemption of the Senior Secured Notes is subject to completion by the Company of the $95.0 million secured debt financing (the “Condition”). In the Company’s discretion, the Redemption Date may be delayed until such time as the Condition is satisfied, or such redemption may not occur and the redemption notice may be rescinded in the event that the Condition is not satisfied by the Redemption Date as stated in the notice, or by the Redemption Date as so delayed.

Amendment of Debt Covenants

In October 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. The October 2005 amendment makes inapplicable the minimum fixed charge coverage ratio and the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization for the period ended September 30, 2005 and eliminates going forward the requirement for a ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization. As amended, the domestic credit facility contains the following financial covenants:

•	Commencing on the earlier of December 15, 2005 or the completion of a previously announced debt financing transaction, in the event that the borrowers’ undrawn availability falls below a specified threshold and is not thereafter restored above the specified threshold for a period of 30 consecutive days, borrowers must maintain a minimum fixed charge coverage ratio of .70 to 1.00 for the quarter ending December 31, 2005 and increasing over time thereafter to 1.15 to 1.00 for the quarter ending March 31, 2007 and for each quarter thereafter;

•	Limitation of capital expenditures of $20.0 million for the year ending December 31, 2005 (or $30.0 million if the Company applies specified proceeds of certain capital raising transactions to reduce outstanding obligations under the facility), increasing to $25.0 million for the year ending December 31, 2006, and declining to $20.0 million for each fiscal year thereafter;

•	A minimum ratio of borrowers’ consolidated tangible assets to consolidated tangible assets of the Company’s domestic subsidiaries of 85%;

•	A minimum ratio of borrowers’ consolidated earnings before interest, taxes, depreciation and amortization to consolidated earnings before interest, taxes, depreciation and amortization of the Company’s domestic subsidiaries of 85%; and

•	Limitation of operating lease arrangements to $11.0 million per year.

As a result of the amendments discussed above, the Company was in compliance with all covenants, including financial covenants, under all of the Company’s credit arrangements at September 30, 2005.

Effect of Untimely Filing of Form 10-Q on Senior Note Indentures

The Company’s indentures for its $135 million senior unsecured notes and its $70 million senior secured notes require that the Company timely file all periodic reports with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 was not timely filed with the Securities and Exchange Commission. In accordance with the requirements of the indentures, on November 22, 2005, the Company notified the trustee for both the senior unsecured notes and senior secured notes that such filing had not been made on a timely basis. The untimely filing has not resulted in an “event of default” under the indentures. The indentures provide that the Company must receive a demand to cure the untimely filing and fail to do so within sixty days from the receipt of such demand before the late filing will constitute an “event of default.” The Company has not received a demand to cure the untimely filing and by filing this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 has cured the untimely filing.

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

Cost of Goods Sold

Raw material and energy-related costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions. While the Company has been able to pass on the majority of past raw material price increases to customers, we may not be able to further increase prices if raw material costs rise in the future. The Company currently purchases only a portion of raw materials pursuant to long-term supply agreements, which the Company believes allows for flexibility in its raw material purchases.

From the beginning of 2003 through October 2005, contract market prices of styrene monomer, the primary raw material in the Company’s foam products, increased by 77% from $0.39 per pound to $0.69 per pound. Although future raw material prices cannot be predicted with accuracy, contract market prices for styrene monomer are forecasted by independent industry surveys and producer reports to decrease to $0.63 per pound by the end of 2005.

Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. The prices of polystyrene resins have generally fluctuated in a fashion similar to the fluctuations affecting styrene monomer. Polystyrene is largely a derivative of styrene monomer and prices typically react in a similar manner over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. Published contract pricing for high-impact polystyrene, or HIPS, was $0.57 per pound in January 2003 and has increased 63% to $0.93 per pound as of October 2005 and is forecasted by independent industry surveys and producer reports to decrease to $0.88 per pound by the end of 2005.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins, which are made from propylene. Polypropylene resin pricing will generally follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations, as well as general supply and demand conditions. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price per pound for polypropylene ranged from $0.36 to $0.75 from the beginning of 2003 through October 2005. The published polypropylene contract price is projected by independent industry surveys and producer reports to decrease to $0.69 per pound by the end of 2005.

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

Results of Operations

Executive Summary

Three Months Ended September 30, 2005

Net sales increased $2.0 million, or 1.7%, during the three months ended September 30, 2005 compared to the three months ended September 24, 2004, while gross profit decreased by $2.0 million, or 10.9%. Higher selling prices throughout all of the North American operations, including both packaging and specialty chemicals, were offset by lower selling prices at our European operations as well as lower sales volumes at our North American specialty chemicals operations. The gains experienced by the packaging operations from price increases implemented during the quarter, and higher sales volumes, primarily due to the expansion of our cold drink product lines, were negated by higher manufacturing costs such as raw materials and energy, resulting in a $2.2 million decrease in gross profit for our packaging operations. The higher selling prices at our North American specialty chemicals operations were partially offset by lower sales volumes as gross profit increased by $1.2 million for those operations. In addition, the gulf coast hurricanes disrupted resin and energy supplies, negatively impacted demand, increased fuel and distribution costs, and had an adverse effect on the overall operating efficiency of our manufacturing plants. At our European operations, lower selling prices were partially offset by lower raw material costs accounting for a $1.1 million decrease in gross profit. Higher operating expenses primarily due to increased distribution costs, combined with lower gross profit, resulted in a $3.6 million decrease in income from operations.

Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, net sales increased 10.4% to $358.6 million from $324.7 million during the nine months ended September 24, 2004 while gross profit decreased by $7.5 million, or 13.0%. Higher across-the-board selling prices and increased sales volumes in our packaging operations were not enough to offset increased overall manufacturing costs and lower sales volumes in the specialty chemicals operations. In addition to higher raw material and energy-related costs, the adverse impact from the hurricanes in the gulf coast region had on our operations also contributed to the Company’s decrease in gross profit during the nine months ended September 30, 2005. Income from operations decreased $12.2 million during the period primarily due to the lower gross profit and higher distribution costs and depreciation and amortization expense.

Three months ended September 30, 2005 compared with the three months ended September 24, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the three months ended September 30, 2005 and September 24, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	September 30, 2005	September 24, 2004
Net sales	$122.3	$120.3	$2.0	1.7%
Gross profit	16.3	18.3	(2.0)	(10.9)%
Operating expenses	16.4	14.8	1.6	10.8%
Income (loss) from operations	(0.1)	3.5	(3.6)	(102.9)%

Net sales for the three months ended September 30, 2005 were $122.3 million, a $2.0 million increase from $120.3 million for the three months ended September 24, 2004. This increase was primarily a result of higher sales at our food packaging operations reflecting an increase in average selling prices exceeding 11% ($7.2 million) and higher sales volumes ($2.2 million), partially offset by a 12% decrease in sales volumes at the specialty chemicals operations ($7.4 million).

Gross profit decreased $2.0 million to $16.3 million for the three months ended September 30, 2005 from $18.3 million for the similar three-month period in 2004. This decrease was due to lower gross profit in our foodservice packaging operations ($2.1 million) and our European specialty chemicals operations ($1.1 million), offset by an increase in gross profit ($1.2 million) in our North American specialty chemicals operations.

During the three months ended September 30, 2005, operating expenses of $16.4 million increased $1.6 million from $14.8 million for the three months ended September 24, 2004 primarily due to higher distribution costs ($2.0 million). As a percentage of net sales, operating expenses increased to 13.4% for the three months ended September 30, 2005 as compared to 12.3% for the three months ended September 24, 2004.

Income from operations decreased by $3.6 million to a loss of $0.1 million during the three months ended September 30, 2005 from income of $3.5 million for the comparable period in 2004 due to lower gross profit and higher distribution costs.

Interest expense increased $1.8 million to $8.5 million during the three months ended September 30, 2005 from $6.7 million in the prior year period due to higher average debt levels and higher interest rates.

The effective tax rate for the three months ended September 30, 2005 yielded an expense of 40.4%, as compared to a 37.4% benefit in the same period in the prior year. This change was primarily due to two factors. The company established a reserve during a prior period for certain expenses at the Company’s Canadian operations which increased by approximately $1.7 million during the three month period ended September 30, 2005. The Company also evaluated its deferred tax assets and recorded a charge of approximately $2.4 million which related to the valuation allowance against its U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Management also considered the reversal of deferred tax liabilities and the impact from tax planning strategies in making the assessment of the realizability of the deferred tax assets. As of September 30, 2005, the Company had $117.9 million of net operating loss carryforwards for federal income tax purposes, which expire through 2025.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the three months ended September 30, 2005 and September 24, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	September 30, 2005	September 24, 2004
Net sales	$72.6	$62.9	$9.7	15.4%
Gross profit	8.3	10.5	(2.2)	(21.0)%
Operating expenses	10.6	8.5	2.1	24.7%
Income (loss) from operations	(2.3)	2.0	(4.3)	(215.0)%

Net sales in the packaging segment for the three months ended September 30, 2005 increased $9.7 million to $72.6 million from $62.9 million during the third quarter of 2004. This increase was primarily due to an 11.5% increase in average selling prices ($7.2 million) combined with a 3.4% increase in sales unit volumes ($2.2 million). In response to escalating raw material and energy-related costs, as discussed below, the Company implemented an 8% price increase in July 2005, accounting for the higher average selling prices during the quarter.

Gross profit decreased $2.2 million to $8.3 million for the three months ended September 30, 2005 compared to $10.5 million for the three-month period ended September 24, 2004. This decrease was primarily caused by increased raw material costs ($5.4 million) combined with higher energy and other manufacturing costs ($4.1 million). These costs were only partially offset by higher selling prices ($7.2 million). Included in other manufacturing costs was depreciation expense, which increased $0.2 million during the three months ended September 30, 2005 to $3.3 million from $3.1 million for the same period in the prior year.

Operating expenses increased $2.1 million to $10.6 million during the three months ended September 30, 2005 from $8.5 million during the same period in the prior year. This increase was primarily due to higher distribution costs ($2.3 million), resulting from increased fuel costs as well as the negative impact of the gulf coast hurricanes on overall transportation rates, combined with higher sales volumes. As a percentage of net sales, operating costs increased to 14.6% for the three months ended September 30, 2005 as compared to 13.5% for the three months ended September 24, 2004.

For the reasons described above, income from operations decreased $4.3 million to an operating loss of $2.3 million for the three months ended September 30, 2005 from operating income of $2.0 million in the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the three months ended September 30, 2005 and September 24, 2004.

	Three Months Ended		Increase (Decrease)	% Change
(dollars in millions)	September 30, 2005	September 24, 2004
Net sales	$53.8	$60.0	$(6.2)	(10.3)%
Gross profit	8.0	7.9	0.1	1.3%
Operating expenses	4.6	5.4	(0.8)	(14.8)%
Income from operations	3.4	2.5	0.9	36.0%

For the three months ended September 30, 2005, net sales in the specialty chemicals segment decreased $6.2 million to $53.8 million from $60.0 million during the three months ended September 24, 2004. This decrease was primarily due to a 12.3% decrease in sales volumes ($7.4 million), primarily from disruptions in the supply of styrene monomer due principally to the impact of the severe hurricanes in the gulf coast region, offset by favorable foreign currency effects ($1.1 million). Net sales included $4.1 million and $2.7 million of sales to the packaging segment for the three months ended September 30, 2005 and September 24, 2004, respectively, which were eliminated in consolidation.

Gross profit increased $0.1 million to $8.0 million for the three months ended September 30, 2005 from $7.9 million for the similar three-month period in the prior year. In the North American operations, gross profit increased $1.2 million primarily due to the impact of higher selling prices which were only partially offset by the impact of lower sales volumes. Gross profit in the European operations decreased $1.1 million primarily due to the impact of lower selling prices. Depreciation expense decreased slightly to $1.4 million during the three months ended September 30, 2005 from $1.5 million during the same period last year.

For the three months ended September 30, 2005, operating expenses decreased by $0.8 million to $4.6 million from $5.4 million in the prior year period primarily due to lower general and administrative expenses at our European specialty chemicals operations ($0.4 million) and lower overall distribution costs ($0.3 million) resulting from reduced sales volumes as discussed above. As a percentage of net sales, operating expenses decreased to 8.6% for the three months ended September 30, 2005 compared to 9.0% for the three months ended September 24, 2004.

For the reasons described above, income from operations increased $0.9 million to $3.4 million during the three months ended September 30, 2005 compared to $2.5 million in the prior year period.

Corporate and Other

For the three months ended September 30, 2005, corporate operating expenses increased $0.1 million from the same period in the prior year.

Nine months ended September 30, 2005 compared with the nine months ended September 24, 2004

Consolidated Results

The following table summarizes the consolidated results of operations for the nine months ended September 30, 2005 and September 24, 2004.

	Nine Months Ended		Increase (Decrease)	% Change
(dollars in millions)	September 30, 2005	September 24, 2004
Net sales	$358.6	$324.7	$33.9	10.4%
Gross profit	50.4	57.9	(7.5)	(13.0)%
Operating expenses	49.7	45.0	4.7	10.4%
Income from operations	0.7	12.9	(12.2)	(94.6)%

Net sales for the nine months ended September 30, 2005 increased $33.9 million, or 10.4%, to $358.6 million from $324.7 million for the nine months ended September 24, 2004. This increase was primarily caused by higher average selling prices ($34.1 million) at both the packaging and specialty chemicals operations of 9.8% and 12.2%, respectively, higher sales volumes at the packaging operations ($12.7 million) and favorable foreign currency effects ($4.7 million) which were only partially offset by lower sales volumes at specialty chemicals operations ($19.2 million).

Gross profit decreased $7.5 million to $50.4 million for the nine months ended September 30, 2005 from $57.9 million for the similar nine-month period in 2004. This decrease was primarily due to lower gross profits in our foodservice packaging operations, resulting from higher raw material, energy and other manufacturing costs, as well as resin supply disruptions experienced during the third quarter of 2005.

During the nine months ended September 30, 2005, operating expenses increased $4.7 million to $49.7 million from $45.0 million for the nine months ended September 24, 2004. The increase was mainly due to higher distribution costs ($2.8 million) resulting from increased fuel costs and non-cash compensation expense ($1.1 million) related to a distribution made by a partnership under common control with the Company to certain of its special limited partners, who are also officers and employees of the Company, combined with higher depreciation and amortization expense ($1.0 million). As a percentage of net sales, operating costs were 13.9% for the nine months ended September 30, 2005 and September 24, 2004.

For the reasons described above, income from operations decreased by $12.2 million for the nine months ended September 30, 2005 compared to the same prior year period.

Interest expense increased $5.2 million to $24.2 million during the nine months ended September 30, 2005 from $19.0 million in the prior year period due to higher average debt levels and higher interest rates.

The effective tax rate for the nine months ended September 30, 2005 yielded an expense of 16.5%, as compared to a benefit of 26.6% in the same period in the prior year. This change was primarily due to two factors. The company established a reserve during a prior period for certain expenses at the Company’s Canadian operations which increased by approximately $1.7 million during the nine month period ended September 30, 2005. The Company also evaluated its deferred tax assets and recorded a charge of approximately $9.5 million which related to the valuation allowance against its U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Management also considered the reversal of deferred tax liabilities and the impact from tax planning strategies in making the assessment of the realizability of the deferred tax assets. As of September 30, 2005, the Company had $117.9 million of net operating loss carryforwards for federal income tax purposes, which expire through 2025.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the nine months ended September 30, 2005 and September 24, 2004.

	Nine Months Ended		Increase (Decrease)	% Change
(dollars in millions)	September 30, 2005	September 24, 2004
Net sales	$210.2	$179.2	$31.0	17.3%
Gross profit	29.3	36.5	(7.2)	(19.7)%
Operating expenses	29.4	24.0	5.4	22.5%
Income (loss) from operations	(0.1)	12.5	(12.6)	(100.8)%

Net sales in the packaging segment for the nine months ended September 30, 2005 increased $31.0 million, or 17.3%, to $210.2 million from $179.2 million during the nine months ended September 24, 2004. This increase was primarily due to a 9.8% increase in average selling prices ($17.5 million) and unit volume growth of 7.1% ($12.7 million). The higher selling prices were a result of implemented prices increases in response to higher manufacturing costs.

Gross profit decreased $7.2 million to $29.3 million for the nine months ended September 30, 2005 compared to $36.5 million for the nine months ended September 24, 2004. This decrease was primarily caused by increased raw material costs ($17.2 million), higher energy-related costs ($3.7 million) and other manufacturing costs ($7.1 million), such as labor ($1.6 million), depreciation ($1.4 million) and variable overhead costs ($1.0 million). Disruptions experienced in the resin supply also negatively impacted gross profit. The increases in these costs were partially offset by the impact of higher selling prices and sales volumes. Depreciation expense for the nine months ended September 30, 2005 increased $1.5 million to $9.9 million from $8.4 million for the same period in the prior year.

During the nine months ended September 30, 2005, operating expenses increased $5.4 million to $29.4 million from $24.0 million during the same period in the prior year. This increase was primarily due to higher distribution costs ($3.6 million), resulting from increased fuel costs as well as the negative impact of the gulf coast hurricanes on overall transportation rates, combined with higher sales volumes. In addition, selling, general and administrative expenses increased $2.2 million. As a percentage of net sales, operating expenses increased to 14.0% for the nine months ended September 30, 2005 compared to 13.4% for the same period in the prior year.

For the reasons described above, income from operations decreased $12.6 million to an operating loss of $0.1 million for the nine months ended September 30, 2005 from operating income of $12.5 million during the prior year period.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the nine months ended September 30, 2005 and September 24, 2004.

	Nine Months Ended		Increase (Decrease)	% Change
(dollars in millions)	September 30, 2005	September 24, 2004
Net sales	$159.7	$154.4	$5.3	3.4%
Gross profit	21.1	21.5	(0.4)	(1.9)%
Operating expenses	13.5	14.6	(1.1)	(7.5)%
Income from operations	7.6	6.9	0.7	10.1%

Net sales in the specialty chemicals segment for the nine months ended September 30, 2005 increased $5.3 million, or 3.4%, to $159.7 million from $154.4 million during the same period in 2004. This increase was primarily due to higher average selling prices ($18.8 million) and favorable foreign currency effects ($5.5 million), partially offset by a 12.3% decrease in sales volumes ($19.2 million). Net sales included $11.1 million and $8.8 million of sales to the packaging segment for the nine months ended September 30, 2005 and September 24, 2004, respectively, which were eliminated in consolidation.

Gross profit decreased $0.4 million to $21.1 million for the nine months ended September 30, 2005 from $21.5 million for the similar nine-month period in the prior year. In the European operations, gross profit decreased $5.1 million primarily due to the impact of higher raw material costs ($9.2 million) and lower sales volumes ($1.3 million) which were partially offset by higher selling prices ($5.6 million). In the North American operations, the increase in average selling prices more than offset the impact of increased raw material costs and lower sales volumes, accounting for the majority of the $4.7 million increase in gross profit. In addition, a $0.5 million charge was recorded related to the amendment of the Company’s primary North American styrene monomer requirements contract. Depreciation expense during the nine months ended September 30, 2005 of $4.2 million did not change compared to the same period in the prior year.

Operating expenses decreased by $1.1 million for the nine months ended September 30, 2005 to $13.5 million from $14.6 million in the prior year period primarily due to lower distribution costs ($1.0 million) resulting from reduced sales volumes, as described above. As a percentage of net sales, operating expenses decreased to 8.4% for the nine months ended September 30, 2005 compared to 9.4% for the nine months ended September 24, 2004.

For the reasons described above, income from operations increased $0.7 million to $7.6 million during the nine months ended September 30, 2005 compared to $6.9 million in the prior year period.

Corporate and Other

For the nine months ended September 30, 2005, corporate operating expenses increased $0.2 million to $6.8 million from $6.6 million for the nine months ended September 24, 2004. The slight increase was primarily due to lower general and administrative costs ($1.5 million), primarily resulting from implemented cost savings initiatives, almost entirely offset by non-cash compensation expense ($1.1 million) primarily related to a distribution made by a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, and higher depreciation and amortization ($0.6 million).

Liquidity and Capital Resources

During the nine months ended September 30, 2005, cash used in operating activities totaled $23.9 million mainly due to an increase in working capital of $15.7 million. The increase in working capital was due to higher inventory ($12.4 million) and accounts receivable ($9.2 million) combined with lower accrued expenses ($5.3 million), partially offset by higher accounts payable ($7.4 million). Inventory increased primarily due to higher raw material costs while accounts receivable increased mainly due to higher selling prices and accrued expenses decreased primarily due to lower accrued interest.

During the nine months ended September 30, 2005, the inventory turnover rate decreased to approximately 5.6 times per year compared to 5.9 times per year during the same period last year primarily due to the increase in the plastics inventory related to the expansion of our cold drink product lines. As of September 30, 2005, the average collection period for our accounts receivable was 44 days as compared to 42 days in the prior year period.

The Company’s investing activities during the nine months ended September 30, 2005 provided $10.6 million mainly due to the proceeds from the collection of a note receivable from a formerly consolidated affiliate of the Company and from the sale of equity investments totaling $18.9 million and $4.4 million, respectively, partially offset by capital expenditures of $12.9 million.

In February 2005, March 2005, August 2005 and October 2005, the Company amended certain financial covenants in its domestic credit facility to permit flexibility in operating the Company’s business and address compliance issues and instances of non-compliance. In addition, in April 2005 and June 2005, the Company amended its domestic credit facility to provide flexibility in the Company’s operations. The August 2005 amendment caused changes to the following financial covenants: (i) the minimum fixed charge coverage ratio, (ii) the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization and (iii) the limitation of capital expenditures. The most recent amendment makes inapplicable the minimum fixed charge coverage ratio and the maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization for the period ended September 30, 2005 and eliminates going forward the requirement for a ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization. As amended, the domestic credit facility contains the following financial covenants:

•

Commencing on the earlier of December 15, 2005 or the completion of a previously announced debt financing transaction, in the event that the borrowers’ undrawn availability falls below a specified threshold and is not thereafter restored above the specified threshold for a period of 30 consecutive days, borrowers must maintain a minimum fixed charge coverage ratio of .70 to 1.00 for the quarter ending December 31, 2005 and increasing over time thereafter to 1.15 to 1.00 for the quarter ending March 31, 2007 and for each quarter thereafter;

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

As a result of the amendments discussed above, the Company was in compliance with all covenants, including financial covenants, under all of the Company’s credit arrangements at September 30, 2005.

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

On July 1, 2005, the Company’s Finnish subsidiary entered into a $20 million term loan facility. The term loan facility bears interest at the Company’s option at either (i) the Eurodollar Rate plus 6.50%; or (ii) 3.75% plus the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, subject to downward adjustment using a pricing grid based on a debt to EBITDA ratio. The term loan matures on July 1, 2008 and, subject to specified optional and mandatory repayment events, beginning September 30, 2005, is payable in quarterly principal installments of $500,000 in the first twelve months, $575,000 in the second twelve months and $650,000 in the third twelve months, with the remaining principal balance due at maturity. The loan is secured by a second lien on all of the now owned or hereafter acquired property and assets of the Company’s Finnish subsidiary and its subsidiaries, other than its leased real property, and a pledge of all of the shares of stock of the Finnish subsidiary. In addition, the Company guaranteed the Finnish subsidiary’s obligations under the term loan facility up to a maximum of 7.5 million Euros or $9.0 million. The net proceeds from the term loan were used to repay the Company’s European credit facilities and, through the repayment of intercompany loans, outstanding borrowings under the domestic revolving credit facilities.

On October 26, 2005, the Company entered into an agreement with an unrelated third-party investor (the “Investor”) to provide the Company with $95 million of secured debt financing. The debt financing is expected to close by the end of November 2005 and is subject to customary closing conditions. The Company expects to use the net proceeds of the debt financing to: (i) redeem all of the Company’s Senior Secured Floating Rate Notes due 2009, (ii) refinance certain other existing indebtedness, and (iii) provide financing required for general capital expenditures related to manufacturing operations and working capital.

The new secured notes (the “Notes”) will mature on September 15, 2009. The Notes will bear interest at a floating rate equal to LIBOR plus 7.25% per year. Interest on the Notes will be reset and paid quarterly.

The Notes will be senior secured obligations, ranking equally in right of payment with all of the Company’s existing and future senior debt and ranking senior in right of payment to all of the Company’s future subordinated debt. The Notes will be guaranteed by all of the Company’s domestic restricted subsidiaries, which include all of the Company’s domestic operating subsidiaries. The Notes will be secured by a first priority lien on collateral that will include all of the collateral currently securing the Company’s outstanding secured notes and certain additional machinery and equipment in the U.S. The Notes will be redeemable at the option of the Company at 102% of their face amount, reducing over time to 100%, plus accrued and unpaid interest. If a change of control occurs, the Company will be required to give holders of the Notes the opportunity to sell their Notes to the Company at the greater of the redemption price then in effect and 101% of their face amount, plus accrued and unpaid interest. The Company expects that the Notes will be subject to customary covenants and events of default.

On October 27, 2005, the Company sold shares of its Series A Convertible Preferred Stock (“Series A Preferred Stock”) with an aggregate liquidation preference of $25.0 million and seven-year detachable warrants to two affiliates of the Investor. The warrants, which were fully exercisable upon issuance, provide for the purchase of (A) shares of the Company’s voting common stock, initially equal to 8.125% of the outstanding shares thereof calculated as of October 27, 2005, and (B) shares of the Company’s nonvoting common stock, initially equal to 8.125% of the sum of the Company’s outstanding nonvoting common stock and class B nonvoting common stock calculated as of October 27, 2005, in each case calculated on a fully diluted basis and subject to adjustment pursuant to the terms of the warrants. In connection with the sale, the Company paid aggregate placement agent fees of approximately $1.0 million. After paying fees and expenses incurred in connection with the offering, the Company applied the net cash proceeds from the sale of the Series A Preferred Stock and the warrants to reduce borrowings under its domestic revolving credit facility.

In connection with the issuance of the Series A Preferred Stock, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate of Designations”) on October 27, 2005 setting forth the terms of the Series A Preferred Stock. Under the Certificate of Designations, each share of Series A Preferred Stock will be automatically converted into shares of the Company’s voting common stock upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement covering the offer and sale of shares of voting common stock for the account of the Company to the public from which the Company receives gross proceeds of at least $50.0 million (a “Qualifying IPO”). The number of shares of voting common stock issuable upon conversion of each share of Series A Preferred Stock will be calculated by dividing the then-applicable liquidation preference with respect to such share by the price per share at which shares of voting common stock are sold to the public in the Qualifying IPO, after deducting underwriters’ commissions and discounts.

Subject to adjustment as provided in the Certificate of Designations, in the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive, in preference to holders of common stock, an amount equal to the original purchase price per share. This liquidation preference per share will be adjusted upward at the rate of 8% per annum from the date of original issuance of each such share, compounded quarterly. The Company is restricted from declaring or paying any dividends on its common stock as long as any share of the Series A Preferred Stock remains outstanding. The Series A Preferred Stock is redeemable at the option of the holder or the Company at any time after March 31, 2010 at a price equal to the then applicable liquidation preference per share.

On October 28, 2005, pursuant to the indenture (the “Indenture”) dated as of April 27, 2004 among the Company, certain subsidiary guarantors and Wachovia Bank, National Association, as trustee (the “Trustee”), relating to its Senior Secured Floating Rate Notes due 2009 (the “Senior Secured Notes”), the Trustee notified the holders of the Senior Secured Notes that on November 29, 2005 (the “Redemption Date”), the Company will redeem all outstanding principal amount of the Senior Secured Notes (as of October 31, 2005, $70 million). The redemption price will be 102.00% of the principal amount outstanding, plus accrued but unpaid interest to the Redemption Date. The redemption of the Senior Secured Notes is subject to completion by the Company of the $95 million secured debt financing (the “Condition”). In the Company’s discretion, the Redemption Date may be delayed until such time as the Condition is satisfied, or such redemption may not occur and the redemption notice may be rescinded in the event that the Condition is not satisfied by the Redemption Date as stated in the notice, or by the Redemption Date as so delayed.

As of September 30, 2005, the Company had $62.4 million outstanding under its revolving credit facilities. After taking into account cash on hand of $2.1 million, we would have had the ability to draw up to an additional $10.1 million under these facilities as of September 30, 2005. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company is currently pursuing the divestiture of certain non-core assets and anticipates completing the previously announced debt financing in the fourth quarter of 2005 and entering into additional credit facilities, including capital equipment financings, to enhance its liquidity. From time to time, the Company evaluates and may pursue various capital raising transactions including other sales or exchanges of debt or equity securities and the divestiture of other non-core assets, in order to further enhance the Company’s overall liquidity and improve its capital structure. In recent quarters, the Company has incurred losses and negative cash flows from operations. As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2005 and in the long-term, cash generated from operations, sales of debt and equity securities and borrowings from current and new credit facilities will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under existing and new credit facilities as well as sales of debt and equity securities. However, there can be no assurances that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, when and if needed.

New Accounting Standards

See note Note 13 to our condensed consolidated financial statements included in this Form 10-Q.

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

(thousands of dollars)		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest	$432,141	$35,197	$63,829	$178,588	$154,527
Capital lease obligations	6,552	2,618	3,934	—	—
Operating lease obligations	61,187	8,300	14,047	11,715	27,125
Non-compete obligations	3,000	1,200	1,200	600	—
Purchase obligations (2)	48,125	48,125	—	—	—

	$551,005	$95,440	$83,010	$190,903	$181,652

(1)	On October 27, 2005, the Company entered into an employment agreement with its President and Chief Executive Officer with a five-year term effective January 1, 2006, as described in Note 16 to our condensed consolidated financial statements included in this Form 10-Q. Giving effect to this agreement as of December 31, 2004, the obligations under the agreement would have been: $10,000 total; $2,000, less than 1 year; $4,000, 1-3 years; and $4,000, 4-5 years.

(2)	As adjusted to give effect to commitments under long-term styrene monomer requirements contracts, as described in Note 6 to our condensed consolidated financial statements included in this Form 10-Q, these amounts as of December 31, 2004 would have been: $278,556 total; $55,710, less than 1 year; $111,423, 1-3 years; and $111,423, 4-5 years.

There have been no material changes to the Commercial Commitments as reflected in the Company’s annual report on Form 10-K for fiscal 2004. Reference is made to Notes 5 and 6 to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2004 for additional information on long-term debt, leases and commitments and contingencies.

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

Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of our debt securities. Radnor’s long-term debt consist of both fixed-rate and floating-rate obligations and are primarily denominated in U.S. dollars. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings. The potential increase in the fair value of our long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates amounts to approximately $4.8 million over the term of the debt.

In the normal course of business, we employ policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies and the fair market value of our debt instruments. We manage our interest rate risk by monitoring trends in interest rates as a basis for entering into fixed rate or floating rate debt and maintain our fixed-rate debt as a percentage of our total debt between minimum and maximum percentages. As of September 30, 2005, a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $1.5 million, before giving effect to the interest rate swap described below.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. For our foreign subsidiaries, we match the currency of the costs incurred with the currency in which income is generated whenever possible. In addition, we evaluate forward contracts and cross-currency swaps to manage currency exposure that does exist.

In August 2005, the Company entered into a cross-currency swap agreement effectively fixing the floating interest rate and the Euro/U.S. Dollar exchange rate on $12.7 million of our Finnish term loan facility for a three-year period. Since the derivative did not qualify for hedge accounting treatment, changes in fair value are recorded in the statement of operations. During the three months ended September 30, 2005, the Company recorded a $ 0.3 million pre-tax gain related to this swap agreement.

The following table summarizes our cross-currency swap agreement as of September 30, 2005 (Dollars and Euro is thousands):

	Notional Amount of Underlying Debt	Notional Amount of Currency Swap	Variable Rate Received	Fixed Rate of Swap	Maturity Date	Fair Value
Swap associated with Finnish Term Loan due 2008	$12,675	EUR 10,292	3 Month US$ LIBOR + 6.50%	8.93%	June 30, 2008	$300

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

(a)	Evaluation of Disclosure Controls and Procedures

On September 30, 2005, as discussed in more detail in Note 15 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company concluded that its financial statements as of and for the three and six months ended July 1, 2005 should be restated. The restatement resulted from a subsequent review of the Company’s application of Securities and Exchange Commission Staff Accounting Bulletin Topic 5T to certain distributions made by Radnor Investment Advisors, L.P., a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure control and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms, because of the material weakness described below.

In light of the material weakness that existed as of September 30, 2005, the Company performed additional analysis and other post-closing procedures to ensure the interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

(b)	Material Weakness in Internal Control Over Financial Reporting

A material weakness is defined as a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over its accounting for non-routine transactions. Specifically, in connection with the preparation of financial statements for the second quarter of 2005, the Company failed to account for certain distributions made by Radnor Investment Advisors, L.P., a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of the Company’s interim condensed consolidated financial statements for the three and six months ended July 1, 2005 to correct compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of compensation expense and additional paid-in capital that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(c)	Changes in Internal Control Over Financial Reporting

Except for the appointment of a new CFO and Corporate Controller, as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Management’s Remediation Initiatives

At the direction and under the supervision of the Company’s Audit Committee, the Company has undertaken several actions to address the material weakness described above. The Company has adopted a new policy requiring an additional level of review and approval by the CEO with respect to the accounting and reporting for all non-routine transactions. The Company’s recent appointment of a new CFO and Corporate Controller will also improve internal controls over financial reporting with respect to non-routine transactions. In addition, as a result of the complex and evolving nature of many accounting issues, the Company is in the process of hiring an additional employee whose material responsibilities would include researching technical financial accounting and reporting issues for both non-routine and routine transactions.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 5.	OTHER INFORMATION

Item 1, Note 4 to our condensed consolidated financial statements included in this Form 10-Q regarding long-term debt and “Management’s Discussion and Analysis of Financial Position and Results of Operations—Liquidity and Capital Resources,” also included in this Form 10-Q, contain a discussion of the Company’s amendment to its domestic revolving credit facility with its bank lenders on August 15, 2005. A copy of the amendment is filed as Exhibit 10.1 to this Form 10-Q.

On November 22, 2005, Paul M. Finigan, one of the Company’s directors, received a stock award of 25 shares of non-voting common stock of the Company under the Company’s 2005 Omnibus Equity Compensation Plan. All of the shares were vested upon issuance.

Item 6.	EXHIBITS

10.1	Fourteenth Amendment to Fourth Amended and Restated Revolving Credit and Security Agreement dated August 15, 2005 by and among WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Holdings Corporation, Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., WinCup LP, L.L.C., PNC Bank, National Association, Fleet Capital Corporation, LaSalle Business Credit, LLC and Fifth Third Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: November 28, 2005	/s/ PAUL D. RIDDER
Paul D. Ridder Vice President and Chief Financial Officer