Form 10-K
period 2005-12-30
RADNOR HOLDINGS CORP
filed 2006-04-13
CIK 1029893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate	by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the voting and nonvoting common stock of the Registrant. Accordingly, the aggregate market value of voting and nonvoting securities held by non-affiliates of the Registrant as of July 1, 2005 was indeterminable. Based on the estimated fair value of $20,500 per share of the underlying securities, which was the last determined fair value per share by the Company’s Board of Directors prior to July 1, 2005, the fair value of voting and nonvoting securities held by non-affiliates of the Registrant as of July 1, 2005 was $1,845,000. As of April 13, 2006, there were 600 shares of the Registrant’s Voting Common Stock ($.10 par value), 315 shares of the Registrant’s Nonvoting Common Stock ($.10 par value) and 5,400 shares of the Registrant’s Class B Nonvoting Common Stock ($.01 par value) outstanding.

RADNOR HOLDINGS CORPORATION

2005 FORM 10-K

ITEM 1. BUSINESS

Radnor Holdings Corporation (the “Company”, “Radnor”, “we”, “us” or “our”) is a leading manufacturer and distributor of a broad line of disposable foodservice products in the U.S. and of specialty chemical products worldwide. We operate 15 plants in North America and three in Europe and distribute our foodservice products from ten distribution centers throughout the United States. We are the second largest U.S. manufacturer of foam cups and containers and we also manufacture polystyrene and polypropylene drinking cups, stemware, plates, bowls, containers and cutlery. In fiscal 2005, we produced 14.8 billion foam and plastic cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 1.8 billion pieces of plastic cutlery.

By capacity, we are the fifth largest worldwide producer of expandable polystyrene, or EPS, which is the primary raw material used in our foodservice packaging products. We or our predecessors have been manufacturing EPS and related products sold to the foodservice, insulation and protective packaging industries for more than 27 years. In fiscal 2005, we produced 326 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Financial information concerning the Company’s business segments appears in Note 15 to the Consolidated Financial Statements included under Item 8 herein.

Industry Overview

Packaging. We compete within the foodservice industry, which includes products manufactured with paper, plastic, foam and other materials. Radnor manufactures a broad range of disposable foam, polypropylene and polystyrene foodservice products.

According to independent industry research, the U.S. foodservice disposable industry, which includes foodservice distributors, quick service restaurants (“QSRs”), retail and consumer customers such as mass merchandisers, drug stores and club stores, generated $11.5 billion in U.S. sales in 2002 and will exceed $14 billion by 2009. In 2003, disposable cups and lids represented approximately $4.1 billion of the industry. It is projected that demand for disposable cups and lids will increase 4.0% annually to $5.0 billion in 2008. Growth in this market is projected to be driven by increasing disposable personal income levels and a favorable outlook for foodservice revenues, especially in the QSR segment. According to independent industry analyses, the plastic cup segment is projected to grow at an annual rate of 5.0% through 2008 while the foam cup segment is projected to grow at an annual rate of 2.9% through 2013.

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

Cold drink cups constitute a majority of the disposable cup market and consist primarily of paper and polystyrene cups. Plastic cold cup usage has increased dramatically in recent years as a result of advantages as compared to paper, including lower cost, elimination of sogginess, greater rigidity, seamless construction and unique design and printing capabilities. In addition, larger size cups can be molded to fit into car cup holders, thereby taking advantage of the trend toward larger cup sizes and growing take-out markets, including drive-thru windows at QSRs and casual dining. Polypropylene products additionally have cost advantages and an enhanced appearance as compared to polystyrene plastic and other cold drink cup products. Led by demand from take-out markets, we believe growth in this segment will be strongest in larger sizes where polypropylene cups can be designed to fit into car cup holders.

Foam cup usage has also increased over the last two decades as a result of factors unique to this segment. These factors include the superior insulating and molding qualities of foam, lower production costs as compared to other disposable and reusable products and sanitary considerations. Although the success of foam cups to date has been primarily in the hot drink segment, we believe that there continues to be significant growth opportunities in the sale of cold drink cups, particularly in the large (20 through 64 ounce) sizes, including specialized products such as car cups, on which we make higher margin. We also anticipate significant growth opportunities in the sale of our ThermX™ paper wrapped foam cups which combine the excellent insulation properties of foam with photographic quality printing.

Specialty Chemicals. We compete in the North American and European EPS markets. In North America, we sell EPS to the insulation, protective packaging and foodservice industries. Independent industry analyses estimated the U.S. EPS market to have been in excess of 400,000 metric tons in 2000 and projected an annual growth rate of approximately 3% through 2010. This market is concentrated, with Radnor and three other competitors accounting for approximately 90% of the North American market.

In Europe, we sell EPS to the insulation and protective packaging industries. The EPS market in Europe includes a broader range of product applications and is more fragmented than the North American market. Independent industry analysis estimated the European EPS market to have been in excess of 995,000 metric tons in 2000.

Products

Packaging. Radnor manufactures a broad range of disposable foodservice products, including cups, bowls, plates, containers, lids, cutlery, barware and stemware from EPS, polypropylene (“PP”) and polystyrene (“PS”):

	Products	End Markets

Drinkware

•      Traditional & Flair Foam Cups

•      ThermX™ Wrapped Foam Cups

•      Lids (Foam & Plastic)

•      Thermoformed PP Cups

•      Car Cups

•      Stadium Cups

•      Promotional Cups

•      Co-Ex - Retail

•      Alpha - Institutional

•      XL/XL PS Cups

•      Rigid PS Tumblers

•      Flex-Sof PP Tumblers

Caterers

Restaurants

Nightclubs

Hospitals

Stadiums

Convenience Stores

Supermarkets

Party Goods Stores

Schools

State Institutions

QSRs

Municipalities

Contract Feeders

OEMs

Advertising Specialties

Mass Merchandisers

Club Stores

Tableware	• Foam Food Containers • Foam Food Bowls • PS Plates • PS Bowls & Lids
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

Our thermoformed and injection molded polypropylene and polystyrene product lines include more than 450 cups and containers, ranging in size from 3.5 oz to 44 oz with matching lids. To simplify display and inventory requirements, we design our cold drink cups so that the same lid can be interchanged with many cup sizes. The use of polypropylene as a raw material provides drink cups with enhanced appearance qualities, including a rolled lip that is less abrasive to the user while providing a sturdy yet comfortable feel. Polypropylene also allows us to improve printing quality for our customers, permitting photographic-quality printing that is superior to the print capabilities of many substitute products.

The use of foam provides an insulating feature to our products, allowing them to be used for both hot and cold beverages and food products while enhancing comfort for the end user. Foam cups are manufactured in varying sizes (4 to 64 ounces) for both hot and cold beverages and are sold under numerous brand names, including WinCup®, COMpac®, Profit Pals®, STYROcup®, Big Cool® and Simplicity®. Foam bowls and other containers are made in varying sizes (3.5 to 32 ounces) for both hot and cold food products and are sold under the STYROcontainers® brand name. Our thermoformed leak-resistant plastic lids feature a “stacking ring” that minimizes the shifting of a second cup when placed on top of the first cup. Other enhanced lid features include vents, tear-away tabs and straw slots, depending on the intended use. Cups, bowls, containers and lids are designed so that the same lid can be interchanged with many different cup, bowl or container sizes, which simplifies inventory and display area requirements. For example, our 10 cup-2 lid product line allows two different lids to fit with ten different size cups.

Our ThermX™ paper-wrapped foam cups combine the excellent insulation properties of foam with photographic quality printing. These cups are positioned in direct competition to the paper hot cup market. The superior insulation qualities of expanded polystyrene foam combined with a top to bottom paper wrap create a replacement for paper cups without the need for either “double cupping” or an insulating sleeve. These solutions are commonly employed by customers to combat the heat transfer of a single walled paper cup.

Our cups, bowls and containers are available with custom offset or embossed printing. We also manufacture a broad range of custom-designed foam containers for many of our large national accounts. A significant component of this business consists of customers that use the containers for dried noodle products sold through retail grocery and supermarket chains. We also supply our products in private label packaging for certain of our customers.

We continuously work to develop new products to satisfy our customers’ specific needs. One of the early customer-driven developments was the “flare” cup design that replaced the heavier rim typically built into the top of a foam cup with a smooth, flared edge that improves the stability of the cup’s construction. The flare cup was well received by customers because it combined the favorable appearance of paper with the insulating qualities of foam. More recently, our polypropylene Cargo™ car cups have addressed the customers’ desire for a cup that can contain larger volumes of liquid while fitting into an automobile’s cup holder. In addition, our ThermX™ style cups have been developed to meet our customers’ desire for insulation and photographic printing qualities.

Specialty Chemicals. In North America, we manufacture EPS for our internal consumption, in addition to selling directly to third-party manufacturers of foodservice, insulation and protective packaging products:

Products		End Markets

Building and Construction	Modified Grades of EPS	Insulation, Residential and Industrial • Structural Insulated Panels • Insulated Concrete Forms • Roofing Insulation • Board, Tapered • Wall Insulation • Floor Soundproofing

Protective Packaging	Regular Grades of EPS	Electronics Packaging, Medical Device Packaging, Ice Chests/Coolers

Consumer Products	Regular Grades of EPS	Door Cores, Fishing Floats, Decorative Ornaments, Archery Targets, Wave Boards

Metal Casting	Lost Foam Grades of EPS	Lost Foam Casting • Car Engine Blocks and Heads • Pump Casings • Fire Hydrants • Rail Road Car Wheel Brake Drums

Food Service	Cup Grades of EPS	Foam Cups Foam Containers

Loose Fill Packaging	Polystyrene Grades	Loose Fill “Peanuts”

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

Sales, Marketing and Customers

Packaging. Radnor sells its broad range of disposable products to the foodservice industry through a 36-person sales organization and through an extensive network of 43 independent sales representatives. Sales and marketing efforts are directed by our Senior Vice President of Sales and Marketing and are supported by 13 senior sales managers averaging more than twelve years of experience in the foodservice industry. We believe our experienced sales team and long-term representative relationships enhance our ability to provide high levels of customer service and specialized marketing programs, including custom-designed products. Major end users of these products include QSRs, full-service restaurants, hospitals, nursing homes, educational institutions, airlines, business offices, movie theaters and other leisure time concessionaires, such as sports stadiums.

We sell disposable products in the foodservice industry to more than 1,400 national, institutional and retail accounts throughout the United States, in Mexico and in other countries. This customer base, which includes many of the foodservice industry’s largest companies, can be divided into three major categories:

National Accounts: National accounts are customers that use our disposable foodservice products in the sale of their own products and consist primarily of large QSR chains and convenience stores. During fiscal 2005, sales to these customers accounted for approximately 16.1% and 10.2% of our food service packaging net sales and consolidated net sales, respectively.

Institutional Accounts: Institutional accounts are customers that purchase our disposable foodservice products with a view toward reselling such products in bulk to institutional end users, such as hospitals, restaurants, nursing homes, educational institutions, airlines, movie theaters and other leisure time concessionaires, such as sports stadiums. These customers, representing approximately 72.9% and 46.1% of our food service packaging net sales and consolidated net sales in fiscal 2005, respectively, are primarily large foodservice distributors.

Retail Accounts: Retail accounts are customers that purchase our disposable foodservice products for resale to actual consumers of the products and consist primarily of supermarket chains and discount stores. In fiscal 2005, retail customers accounted for approximately 11.0% of our food service packaging net sales and 7.0% of our consolidated net sales.

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

Specialty Chemicals. In North America, we sell EPS through a dedicated sales force averaging 22 years of experience and two broker organizations to manufacturers of foam protective packaging and insulation products. In Europe, we market through our Europe-wide sales office network. In support of these sales and marketing efforts, we employ people who are knowledgeable about chemical engineering and manufacturing processes in order to provide technical assistance to our customers.

In Europe, we sell EPS to 200 primarily mid-sized companies throughout Europe. We have actively pursued these customers because they provide potential for higher margins and because of their increased reliance on our technical support, which results in a greater ability to foster long-term customer relationships. We sell approximately 25% of our European EPS production to our former European insulation business pursuant to a supply agreement.

Customer Concentration. No customer represented more than 6.4% of our net sales for fiscal 2005, although the five largest accounts represented approximately 22.9% of such sales. Because we are initially focusing our marketing efforts for our new thermoformed polypropylene and paper wrapped EPS products on our key customers, we anticipate that this customer concentration may increase in the future.

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

We manufacture our foam cups and containers utilizing a custom molding process. First, the cup-grade EPS is blended with a lubricating agent and then pre-expanded so that the EPS is of the appropriate density. This pre-expanded EPS is then fed through special screeners to remove undersized and oversized beads. The pre-expanded EPS is then injected into machine molds and fused by injecting steam into the mold cavity. After the EPS is fused, the mold shells are cooled, the mold halves are opened and the finished cups are ejected. The finished products are tested, counted and packaged.

In addition, we manufacture a new value-added product line of paper wrapped foam cups to augment our foam product line. The shape of the cup was designed in a way that allows it to accept a full wrap paper label from a high speed labeling machine. The label used to wrap each cup contains superior graphics to conventional foam or paper cups.

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

We manufacture both polypropylene and polystyrene cutlery and cups using an injection molding process in which resins and colorant are mixed and heated through an extrusion process. The liquid resin is then injected into the cavities of the mold to form the shape of the product. The material is cooled inside the mold through the use of chilled water. Both halves of the mold are then separated and the pieces ejected and transported to either an automatic or manual packing station, depending on the type of finished product.

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

We utilize our quality, service, manufacturing and customer partners to enact and follow through on initiatives consistent with total quality management and good manufacturing practices. Through these programs, we work with our customers to ensure product quality and to create new products that satisfy the present and future needs of our customers.

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

In Europe, our sophisticated quality control laboratory is complemented by a fully equipped analytical laboratory containing two fully instrumented, automatically controlled pilot reactors, a fully equipped reactor bay, including a reactor and equipment for screening and coating, as well as two complete lines for converting EPS into insulation boards and shape-molded products. Testing equipment for analytical and quality audit work includes electronic balancers, equipment for testing burning behavior, gas chromatographs, colorimeters, flexural/compressive strength testers, an izod impact tester and lambda value testers. We regularly test our EPS for a range of key attributes that vary by specific product. Our European facilities are ISO 9001 and ISO 14001 certified.

Engineering. As of April 13, 2006, we employed 72 full-time technical personnel, including 30 full-time engineers and engineering managers, based in the Phoenix, Corte Madera, Fort Worth, Mooresville and Canadian facilities. The engineering staff uses computer-aided design and computer-aided manufacturing systems to design advanced, three-dimensional models of products and molds. Once an electronic image of the machine and mold part design is generated, the part can be custom manufactured. We have the capacity to construct all of the proprietary equipment, machines and molds used in the production, testing and packaging of our foam products. We have also developed and are installing in our manufacturing facilities automated materials handling equipment that includes in-line printing, automatic case packaging equipment and more advanced molding machines.

We continually examine how to improve our manufacturing process efficiencies. Sophisticated infra-red imaging systems, providing real-time video displays, are used to evaluate the thermal efficiency of molds and machines under development. We also can create special prototype mold forms for new lid designs and single-cavity cup and container molds, both of which enhance our ability to evaluate customer design requests rapidly. In addition, there are ongoing efforts to reduce our energy consumption throughout all of our manufacturing processes.

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

Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Styrene monomer prices have fluctuated significantly as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. Spot prices for styrene monomer were $0.33 per pound in January 2003 and increased 97% to a high of $0.65 per pound in October 2005. Since October 2005, the spot price has decreased 18% to $0.50 per pound in December 2005. Spot prices for styrene monomer have fallen to $0.46 in March 2006. Although future styrene monomer prices cannot be predicted with accuracy, spot prices are forecasted by independent industry surveys and producer reports to increase slightly to $0.47 per pound by the end of 2006. While the Company has been able to pass on the majority of past price increases to customers, the Company may not be able to increase prices if styrene monomer costs continue to rise in the future.

We have historically purchased a majority of our styrene monomer requirements under a variety of long-term supply contracts. These contracts provided a supply of styrene monomer under several different pricing mechanisms and with volume discounts. The various pricing mechanisms included those tied to raw material prices, spot market indices, contract indices and varying mixtures of the three. In August 2005 the Company terminated its primary North American styrene monomer requirements contract and believes it gained greater flexibility in its overall ability to purchase styrene monomer.

High-purity pentane, which is used as the expanding agent in the production of EPS, is available from a limited number of suppliers. Should high-purity pentane become unavailable, however, high-purity butane may be substituted as the expanding agent.

The raw materials used in the manufacture of our polystyrene plastic cups and cutlery and for the manufacture of thermoformed lids are primarily plastic resins such as polystyrene, which are available from a number of sources. Our polystyrene resin supplies are purchased under various agreements that contain minimum and maximum purchase requirements. The price we pay for polystyrene resin is determined at the time of purchase and can be supported by our styrene monomer purchases. The prices of polystyrene resins fluctuated in a fashion similar to the fluctuations affecting styrene monomer as described above. Polystyrene is largely a derivative of styrene monomer and prices react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. During 2005, the contract price for high-impact polystyrene, or HIPS, reached a high of $0.93 per pound and was $0.87 per pound as of March 2006. The forecasted price of HIPS is expected to decrease to $0.80 per pound by the end of 2006. We do not currently have a long-term supply agreement for HIPS.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins that are made from propylene. Polypropylene resin pricing follows the raw material price of propylene and is influenced by the operating rates of the respective polypropylene manufacturing locations. The published homopolymer polypropylene contract price was $0.68 per pound in January 2005, increased to $0.75 per pound in October 2005 and decreased to $0.69 per pound in March 2006. The price for polypropylene is forecasted by independent industry surveys and producer reports to decline to $0.64 per pound by the end of 2006. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.36 to $0.75 between December 2003 and December 2005. We do not currently have long-term supply agreements for polypropylene. From time to time we consider entering into long-term contracts to provide consistent supply of polypropylene resins. We expect the pricing mechanisms in those contracts would be market driven and change monthly. We also anticipate that we would obtain rebates based on volume incentives with the respective suppliers.

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

As of April 13, 2006, we owned 54 trademarks (including pending applications) and 14 copyrights registered in the United States, several of which are also registered in other countries. We do not consider any of these trademarks or copyrights material to our operations.

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

The plastic segment of the disposable cup and container market is significantly fragmented. Major producers of thermoformed plastic cups and containers include Alcoa Packaging, Berry Plastics, Dart Container, Pactiv and Solo/Sweetheart. It is possible that other competitors may enter the plastic segment of the disposable cup and container market despite the significant investment, especially in equipment and technology, which would be required. In addition, as thermoformed polypropylene cold cups gain market acceptance, we would anticipate that producers of polystyrene plastic cups may enter this market.

We believe that competition within the plastic segment of the disposable cup and container market is based primarily on customer service, product quality and appearance, as well as the price at which products are offered. We believe that the manufacturing capability we are developing, together with our experience customizing products, superior customer service, national distribution capabilities and the ability to leverage our long-term customer relationships will position us to capture a meaningful portion of the plastic cold drink cup market.

We also compete in the paper segment, which is significantly more fragmented than the foam segment. We believe that competition between foam, plastic and paper is based on product appearance, quality, attributes and price.

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

The European EPS industry is more fragmented than in North America. Several companies, including BASF Corporation, and the NOVA Chemicals - BP joint venture, are larger and have greater financial resources than we have. We believe that competition is based primarily on price, although technical support, specialized product development and consistent quality are important factors to many of our customers.

Employees

As of December 30, 2005, we had 1,994 full-time employees. We have never experienced a material labor strike or other labor-related work stoppage. We consider our relations with our employees to be good.

Our U.S. employees are not represented by any union. In Canada, approximately 60% of our employees are represented by a union and are covered by a collective bargaining agreement which is currently under negotiation. In Finland, over 80% of our employees are represented by one of three unions and we are subject to two collective bargaining agreements. The European Union directives regarding employment are applicable to us in Finland; however, the terms of the collective bargaining agreements will control employment relationships to the extent that these agreements address relevant issues in a more detailed manner and include benefits exceeding the minimum standards established by the directives.

We are dependent on the management experience and continued services of our executive officers, including our Chief Executive Officer, Michael T. Kennedy. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees.

Environmental Matters

Our facilities are used for manufacturing or warehousing of foam products, thermoformed or injection molded products, as well as the EPS from which foam products are manufactured. Many of these facilities are subject to federal, state, foreign and local laws and regulations relating to, among other things, emissions to air such as pentane, styrene and particulate matter, discharges to water, and the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

To the extent that our costs for raw materials rise without comparable increases in the prices of our products or our supply of raw materials is hindered and no alternative sources can be found, our gross profit and net income may decrease.

Our foam products are manufactured from EPS, which is produced from styrene monomer. Our plastic cups and cutlery are thermoformed and injection molded from polypropylene and polystyrene resins. We have been and may continue to be subject to significant increases in prices for styrene monomer, polypropylene and polystyrene resins that have impacted and may continue to impact our financial condition materially.

Styrene monomer is a commodity petrochemical that is readily available throughout the world in bulk quantities from numerous large, vertically integrated chemical companies. Prices for styrene monomer have fluctuated significantly, principally due to supply and demand in the styrene monomer market, but also because of fluctuations in petrochemical feedstock prices. Beginning in January 2003 through April 2005, contract prices for styrene monomer increased by more than 82% from $0.39 per pound to $0.71 per pound, decreased by approximately 17% from April 2005 to December 2005 to $0.59 per pound and was $0.59 per pound in March 2006. Spot prices for styrene monomer were $0.33 per pound in January 2003 and increased 97% to a high of $0.65 per pound in October 2005. Since October 2005, the spot price has decreased 18% to $0.50 per pound in December 2005. Spot prices for styrene monomer have fallen to $0.46 in March 2006.

The prices of polystyrene resins fluctuate in a fashion similar to the fluctuations affecting styrene monomer as described above. Polystyrene is largely a derivative of styrene monomer and prices react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. We utilize high-impact polystyrene, or HIPS, in our products. The contract price for HIPS ranged from $0.57 to $0.93 per pound from the beginning of 2003 through March 2006. The published contract price was $0.87 per pound for March 2006.

The primary raw materials used to manufacture our thermoformed polypropylene plastic products are polypropylene resins that are made from propylene. Polypropylene resin pricing will follow the raw material price of propylene and be influenced by the operating rates of the respective polypropylene manufacturing locations. Polypropylene prices have had the tendency to fluctuate significantly over time. For example, the spot price for polypropylene ranged from $0.30 to $0.51 per pound from the beginning of 2003 through February 2006. The published homopolymer polypropylene spot price was $0.49 per pound for February 2006.

We have historically purchased a majority of our styrene monomer requirements under a variety of long-term supply contracts. These contracts provided a supply of styrene monomer under several different pricing mechanisms and with volume discounts. The various pricing mechanisms included those tied to raw material prices, spot market indices, contract indices and varying mixtures of the three. In August 2005, we terminated our primary North American styrene monomer requirements contract. We do not currently have long-term supply agreements for HIPS or polypropylene. If we do not enter into long-term supply agreements, we will be more impacted by the changing market conditions for styrene monomer, HIPS and polypropylene, particularly if our competitors are able to do so. We also may not be able to arrange for other sources of styrene monomer, HIPS and polypropylene in the event of an industry-wide general shortage of resins, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers.

If our raw material prices continue to increase and we are unable to pass such price increases on to our customers, employ successful hedging strategies, enter into long-term supply contracts at favorable prices or buy on the spot market at favorable prices, our gross profit and thus net income may decrease. To the extent that our supply of raw materials is hindered and no alternative sources can be found, our revenues also may decrease. In addition, to the extent prices for polypropylene resins significantly increase compared to polystyrene resins, the cost advantage for our polypropylene products will be mitigated or eliminated and our sales of polypropylene products may suffer. See “Business—Manufacturing—Raw Materials” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Costs of Goods Sold.”

Our significant debt could adversely affect our financial health

We have a significant amount of debt. As of December 30, 2005, we had total debt, including capital lease obligations, of $330.4 million, of which $230.0 million consisted of Senior Notes and $51.0 million consisted of borrowings under our credit facilities.

Our high level of debt could have important consequences to our note holders, including the following:

•	requiring that we use a large portion of our cash flow to pay principal and interest on the notes, the credit facilities and our other debt, which will reduce the availability of cash to fund working capital, capital expenditures, research and development and other business activities;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting us from making strategic acquisitions or exploiting business opportunities;

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	placing us at a competitive disadvantage relative to competitors that have less debt; and

•	limiting our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow.

We also may be able to incur substantial additional debt in the future. Although the indenture governing the notes and the terms of our credit facilities contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be substantial. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. If we incur new debt, the significant risks described above would intensify.

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

In North America, we supply disposable foodservice packaging products to a number of national QSR and convenience store companies and to a number of large foodservice distributors. No customer represented more than 6.4% of our net sales for fiscal 2005, although the five largest accounts represented approximately 22.9% of such sales. While we have not lost sales from our key customers in fiscal 2004, 2005 or 2006 to date, if any of such customers substantially reduces its level of purchases from us, our revenues and net income may decline. As a result of concentrating our marketing efforts for thermoformed polypropylene products and paper wrapped foam cups initially on key existing customers, especially QSRs, we anticipate that the concentration of net sales from our largest customers may continue to increase. Moreover, continued consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers. See “Business—Sales, Marketing and Customers.”

We may not be successful in continuing to expand our product line to include additional plastic products and paper wrapped foam cup products, and our inability to implement our expansion plans may have an adverse effect on our ability to increase our revenues, cash flows and net income.

We will be dependent upon the installation of additional new equipment we have ordered to manufacture these products. Our ability to implement our expansion plans also may be adversely affected by:

•	unanticipated delays in expanding the line of plastic products and paper wrapped foam cup products, including as a result of difficulties with new equipment;

•	responses by competitors in the cold and hot drink cup markets, who may reduce prices or take other actions designed to preserve their market share; and

•	catastrophic damage to the facilities at which we manufacture these products.

We will also need to continue to market our new polypropylene products and paper wrapped foam cup product to our existing customers and new customers if we are to be successful. Although several current and new customers are purchasing or have advised us of their intent to purchase cold drink cups from us and a leading customer began purchasing the paper wrapped foam cup product in the first quarter of 2006, we may not achieve our anticipated level of sales or profitability of cold cups or of hot cups in 2006 or beyond. The Company’s sales of polypropylene cold drink cups and the paper wrapped foam cup products could be adversely affected by a decision by one or more of these customers to delay purchasing or not to proceed under the purchase commitments we have received, whether due to product quality concerns, changes in business strategies or other considerations. In addition, because some of these commitments do not include volume guarantees and may be terminated at any time at the customers’ discretion, we may not sell to these customers the volume of polypropylene cold drink cups or paper wrapped foam cup products that we currently anticipate.

If we are not able to continue increasing the volume of polypropylene products and paper wrapped foam cup products that we sell in 2006 and future years as projected, our revenues, cash flows and net income may be lower than expected.

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

Our international operations involve transactions in a variety of currencies. Our financial results may be significantly affected by fluctuations of currency exchange rates. Such fluctuations are significant to our international operations because many of the costs related to those operations are incurred in currencies different from those that are received from the sale of our products in foreign markets, and there is normally a time lag between the incurrence of such costs and collection of the related sales proceeds. To the extent that foreign subsidiaries distribute dividends in local currencies in the future, the amount of cash to be received by us and, consequently, the amount of cash available to make payments for principal of and interest on our senior notes, will be affected by fluctuations in exchange rates, and such shifts in the currency exchange rates may have a material adverse effect on our revenues, cash flows and net income. Although we have entered into a three year foreign currency hedge arrangement for our European EPS operations to manage foreign currency exchange rate changes, we do not have derivatives in place for managing all of our foreign currency exchange rate risks.

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

We are dependent on the management experience and continued services of Michael T. Kennedy, our President, Chief Executive Officer and Chairman. On October 27, 2005, we entered into an employment agreement with Mr. Kennedy for an initial five-year term. We do not currently maintain key person life insurance policies on Mr. Kennedy. Mr. Kennedy has extensive and specialized experience in the foodservice and EPS packaging industries. Accordingly, if Mr. Kennedy were unable or unwilling to continue in his present position, we could have difficulty finding a comparably experienced replacement. If we were unable to replace Mr. Kennedy, our sales and product line expansion initiatives could suffer. In addition, our continued growth depends on our ability to attract and retain other experienced key employees.

If we are not able to use our net operating loss carryforwards to reduce our income tax obligations, our income tax expense may increase and our cash flows may decrease.

As of December 30, 2005, we had federal net operating loss carryforwards of approximately $174.1 million from our U.S. operations. These net operating loss carryforwards will expire between December 2009 and 2025. We have assessed our ability to utilize our federal net operating loss carryforwards and concluded that a valuation allowance currently is required since we believe that it is more likely than not that all of the federal net operating loss carryforwards will not be utilized. Our income tax obligations affect our cash position and, therefore, may affect our ability to make payments on our long-term debt, including our Senior Notes.

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

Natural or other disasters could negatively impact our business and result in loss of revenue or in higher expenses.

Any natural disaster or other serious disruption at any of our manufacturing facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of these facilities or to transportation in a region where any of our facilities are located, it could impair our ability to adequately supply our customers and negatively impact our operating results. While we maintain insurance covering our manufacturing facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to a natural or other disaster, whether short or long-term, could have a material adverse effect on us.

In addition, our manufacturing operations consume significant amounts of styrene monomer and polypropylene and polystyrene resins, the costs of which primarily reflect market prices for natural gas. Unusual supply disruptions, such as those caused by a natural or other disaster, could increase prices for natural gas and other petrochemical products, which would increase our raw material and energy costs and adversely our operations as discussed above. Unusual supply disruptions could affect supply on the spot markets and also cause suppliers to invoke “force majeure” clauses in their supply agreements with us, causing shortages of raw materials. If we are not able to fully offset the effects of material availability and costs, our financial results could be adversely affected.

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

Forward Looking Statements

The statements contained in this Annual Report that are not historical facts, including but not limited to raw material prices, are based on current expectations. These statements are forward looking (as defined in the U.S. Private Securities Litigation Reform Act of 1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially due to risks relating to raw material price volatility, dependence on key customers, international operations, dependence on key personnel and environmental matters, as well as general business and economic conditions, both domestic and international, and other risks that may be described from time to time in the reports that the Company files with the Securities and Exchange Commission. See the risk factors above, in addition to “Business—Raw Materials”, “Business—Competition”, “Business—Employees”, “Business—Environmental Matters,” and “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 2. PROPERTIES

We lease approximately 25,000 square feet in Radnor, Pennsylvania, a suburb of Philadelphia, for our executive offices. We believe that our present facilities are adequate for our current operations and that we will be able to lease or otherwise acquire any additional facilities as may be required for our future operations.

We also own or lease manufacturing, warehouse, office, machine assembly and utilities facilities at the locations shown in the following table:

Packaging

Location	Use	Approximate Floor Space Sq. Ft.
Corte Madera, California	Manufacturing, warehouse, machine assembly and office (leased)	79,000
Richmond, California	Warehouse (leased)	142,000
Higginsville, Missouri	Manufacturing and warehouse (partially leased)	103,000
Jacksonville, Florida	Manufacturing and warehouse (leased)	128,000
Edison, New Jersey	Warehouse (leased)	151,000
Metuchen, New Jersey	Manufacturing	84,000
Mount Sterling, Ohio	Manufacturing and warehouse	56,000
Shreveport, Louisiana	Manufacturing and warehouse	73,000
Stone Mountain, Georgia	Manufacturing and warehouse (partially leased)	366,000
Phoenix, Arizona	Machine assembly (leased)	12,000
Tolleson, Arizona	Manufacturing, warehouse and office	170,000
West Chicago, Illinois	Manufacturing, warehouse and office (partially leased)	406,000
El Campo, Texas	Manufacturing and warehouse (partially leased)	91,000
Mooresville, North Carolina	Manufacturing, warehouse and office (leased)	506,000
Lodz, Poland	Manufacturing and warehouse (leased)	31,000

Specialty Chemicals

Location	Use	Approximate Floor Space Sq. Ft.
Fort Worth, Texas	Manufacturing, warehouse and office (partially leased)	208,000
Saginaw, Texas	Manufacturing, warehouse and office	54,000
Baie D’Urfe, Quebec	Manufacturing, warehouse and office	71,000
Porvoo, Finland	Manufacturing, warehouse, machine assembly, utility and office (partially leased)	114,000
Kokemaki, Finland	Manufacturing, warehouse, utility and office (leased)	74,000

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management believes that these actions will not have a material effect on the Company’s financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters to be reported hereunder.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There currently exists no established public trading market for the Company’s Voting Common Stock, $.10 par value, Nonvoting Common Stock, $.10 par value or Class B Nonvoting Common Stock, $.01 par value.

Holders

As of April 13, 2006, there were 3 holders of record of the Company’s Voting Common Stock, 14 holders of record of the Company’s Nonvoting Common Stock and 13 holders of record of the Company’s Class B Nonvoting Common Stock.

Dividends

No dividends were declared or paid during the years ended December 30, 2005 or December 31, 2004. The declaration and payment of dividends are subject to the discretion of the Company’s Board of Directors and will depend on various factors, including restrictions on dividends contained in the Company’s credit agreements and the indenture pursuant to which the Company issued its 11% Senior Notes due 2010.

Recent Sales of Unregistered Securities

On October 27, 2005, the Company sold 1,250 shares of its Series A Convertible Preferred Stock (“Series A Preferred Stock”) with an aggregate liquidation preference of $25.0 million and seven-year detachable warrants to two affiliates of Tennenbaum Capital Partners, LLC (the “Series A Shareholders”) for an aggregate offering price of approximately $24.6 million. The warrants, which were fully exercisable upon issuance at a price of $0.01 per share, provide for the purchase of (A) shares of the Company’s Voting Common Stock initially equal to 53 shares, and (B) shares of the Company’s Nonvoting Common Stock initially equal to 559 shares, in each case subject to adjustment pursuant to the terms of the warrants. In connection with the sale, the Company paid aggregate placement agent fees of approximately $1.0 million. After paying fees and expenses incurred in connection with the offering, the Company applied the net cash proceeds of $21.4 million from the sale of the Series A Preferred Stock and the warrants to reduce borrowings under its then outstanding domestic revolving credit facility.

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

The shares of Series A Preferred Stock and warrants were offered and sold to the Series A Shareholders in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 because, among other things, the transaction did not involve a public offering, the Series A Shareholders were accredited investors, the Series A Shareholders had access to information about the Company and their investment, the Series A Shareholders took the securities for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements, the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Financial results and balance sheet data for the periods presented are not fully comparable because of the December 2001 disposition of our European insulation operations and the November 2003 acquisition of certain assets from Polar Plastics Inc. as described in Note 3 to the Company’s consolidated financial statements included elsewhere herein. Fiscal year 2001 contains the results of operations from the European insulation operations.

	Year Ended
	Dec. 28, 2001	Dec. 27, 2002	Dec. 26, 2003	Dec. 31, 2004	Dec. 30, 2005
	($ in thousands)
Results of Operations (1):
Net sales	$325,734	$323,182	$341,664	$442,231	$464,644
Cost of goods sold	250,719	243,501	279,013	370,277	437,536
Cost of goods sold – other (2)	—	—	—	2,070	538

Gross profit	75,015	79,681	62,651	69,884	26,570
Distribution expense	25,176	22,621	23,335	28,499	33,519
Selling, general and administrative expenses (3)	32,464	32,908	32,167	34,971	36,187
Gain on sale of business (4)	(10,493)	—	—	—	—
Other expenses (5)	—	1,244	—	838	162

Income (loss) from operations	27,868	22,908	7,149	5,576	(43,298)
Loss from early extinguishment of debt, net (6)	—	—	1,013	251	7,736
Interest, net (7)	22,331	21,598	21,252	27,321	33,633
Income from unconsolidated affiliates	(1,160)	(6,165)	(3,623)	(544)	(409)
Other expense, net	2,657	1,146	902	486	1,559

Minority interest in operations of consolidated subsidiary	—	—	—	(3,354)	(315)

Income (loss) before income taxes and discontinued operations	4,040	6,329	(12,395)	(18,584)	(85,502)
Income tax expense (benefit)	2,150	2,455	(2,612)	(6,223)	8,532

Income (loss) from continuing operations	$1,890	$3,874	$(9,783)	$(12,361)	$(94,034)

Balance Sheet Data (at end of period)(1):
Working capital	$19,874	$26,519	$21,046	$31,693	$12,890
Total assets	274,186	283,311	395,474	419,526	361,454
Total debt, including current portion (8)	212,910	215,214	259,466	309,604	330,400
Stockholders’ equity (deficit)	117	9,240	7,008	(770)	(87,404)

(1)	The Company’s fiscal year is the 52 or 53-week period that ends on the last Friday of December of each year. The years presented in the above table were 52-week years with the exception of 2004, which was a 53-week year.

(2)	In 2004, the Company wrote-off $2.1 million in costs related to the accelerated termination of its primary North American styrene monomer requirements contract. In 2005, the Company recorded a $0.5 million termination fee related to the August 2005 termination of this contract. See Note 7 to the Company’s consolidated financial statements included elsewhere herein.

(3)	Fiscal 2005 includes $1.1 million of non-cash compensation expense as described in Note 4 to the Company’s consolidated financial statements included elsewhere herein.

(4)	Represents the gain resulting from sale of European insulation operations.

(5)	In 2002, the Company incurred $1.2 million in costs, primarily investment banking fees, relating to the exploration of the possible sale of its European specialty chemicals operations. In 2004 and 2005, the Company wrote-off $0.8 million and $0.2 million in costs, respectively, primarily investment banking fees, relating to the Company’s proposed initial public offering of its common stock.

(6)	Represents the write-off of $5.0 million of unamortized deferred financing costs and $2.7 million of fees paid related to the early extinguishment of debt as described in Note 5 to the Company’s consolidated financial statements included elsewhere herein.

(7)	Interest includes amortization of premium and issuance costs related to the Company’s long-term debt of $1.1 million for fiscal 2001, $1.3 million for fiscal 2002, $1.0 million for fiscal 2003, $1.9 for fiscal 2004 and $2.5 million for fiscal 2005. In addition, interest for fiscal 2005 includes $0.5 million related to the Company’s asset retirement obligations.

(8)	Total debt includes capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” included elsewhere herein. Financial results for the periods presented are not fully comparable because of the November 2003 acquisition of Polar Plastics, Inc. and its subsidiary and due to the fact that fiscal year 2004 was a 53 week period and fiscal years 2005 and 2003 were 52 week periods.

General

Radnor Holdings Corporation (the “Company”, “Radnor”, “we”, “us” or “our”) is a leading manufacturer and distributor of a broad line of disposable foodservice products in the United States and specialty chemical products worldwide. We operate 15 plants in North America and 3 in Europe and distribute our foodservice products from 10 distribution centers throughout the United States. In November 2003, we acquired the operations of Polar Plastics Inc. and its subsidiary (“Polar Plastics” or the “Acquisition”). The Acquisition extended our product line to include thermoformed and injection molded disposable foodservice products. In addition, we have recently expanded our product line to include our ThermX™ paper wrapped foam cups which combine the superior insulation properties of foam with photographic quality printing.

We or our predecessors have been manufacturing expandable polystyrene, or EPS, and related products sold to the foodservice, insulation and protective packaging industries for more than 27 years. In the foodservice industry, we are the second largest manufacturer of foam cup and container products in the U.S. By capacity, we are also the fifth largest worldwide producer of EPS. In fiscal 2005, we produced 14.8 billion foam and plastic cups for hot and cold drinks, foam bowls and containers and thermoformed lids and 326 million pounds of EPS. We supply 100% of our own EPS needs in addition to supplying EPS to other manufacturers of foodservice, insulation and protective packaging products.

Net Sales

Net sales represent the sales of the Company’s products less (i) cash discounts and allowances, which historically have averaged approximately 2% of gross sales, and (ii) sales and marketing rebates.

Cost of Goods Sold

Raw material and energy-related costs represent a large portion of the Company’s cost of goods sold and are susceptible to price fluctuations based upon supply and demand as well as general market conditions and unfavorable weather conditions such as hurricanes.

Styrene monomer prices have fluctuated significantly as a result of changes in petrochemical prices and the capacity, supply and demand for styrene monomer. Spot prices for styrene monomer were $0.33 per pound in January 2003 and increased 97% to a high of $0.65 per pound in October 2005. Since October 2005, the spot price has decreased 18% to $0.50 per pound in December 2005. Spot prices for styrene monomer have fallen to $0.46 in March 2006. Although future styrene monomer prices cannot be predicted with accuracy, spot prices are forecasted by independent industry surveys and producer reports to increase slightly to $0.47 per pound by the end of 2006. While the Company has been able to pass on the majority of past price increases to customers, the Company may not be able to increase prices if styrene monomer costs continue to rise in the future.

The raw materials used in the manufacture of our polystyrene plastic cups and cutlery and for the manufacture of thermoformed lids are primarily plastic resins such as polystyrene, which are available from a number of sources. Our polystyrene resin supplies are purchased under various agreements that contain minimum and maximum purchase requirements. The price we pay for polystyrene resin is determined at the time of purchase and can be supported by our styrene monomer purchases. The prices of polystyrene resins fluctuated in a fashion similar to the fluctuations affecting styrene monomer as described above. Polystyrene is largely a derivative of styrene monomer and prices react the same way over time. Prices also can change based on the operating rates of the polystyrene manufacturing facilities. During 2005, the contract price for high-impact polystyrene, or HIPS, reached a high of $0.93 per pound and was $0.87 per pound as of March 2006. The forecasted price of HIPS is expected to decrease to $0.80 per pound by the end of 2006. We do not currently have a long-term supply agreement for HIPS.

The primary raw materials used to manufacture our thermoformed plastic products are polypropylene resins that are made from propylene. Polypropylene resin pricing follows the raw material price of propylene and is influenced by the operating rates of the respective polypropylene manufacturing locations. The published homopolymer polypropylene contract price was $0.68 per pound in January 2005, increased to $0.75 per pound in October 2005 and decreased to $0.69 per pound in March 2006. The price for polypropylene is forecasted by independent industry surveys and producer reports to decline to $0.64 per pound by the end of 2006. Polypropylene has also had the tendency to fluctuate significantly over time. For example, the contract price for polypropylene ranged from $0.36 to $0.75 between December 2003 and December 2005. We do not currently have long-term supply agreements for polypropylene. From time to time we consider entering into long-term contracts to provide consistent supply of polypropylene resins. We expect the pricing mechanisms in those contracts would be market driven and change monthly. We also anticipate that we would obtain rebates based on volume incentives with the respective suppliers.

Natural gas prices rose significantly during 2005, primarily in the fourth quarter. Based on independent industry settlement prices, in 2004, the average cost of natural gas was $6.14 per million British Thermal Units (MMBTU). In 2005, the average cost of natural gas increased 40% to $8.62 per MMBTU. During the fourth quarter of 2005, natural gas costs averaged $12.97 per MMBTU. The published cost of natural gas was $7.12 per MMBTU in March 2006. During 2005, the Company’s energy-related costs increased $6.7 million compared to 2004.

In connection with the Company’s engineering initiatives, the Company has invested resources in research and development. The Company expenses all research and development costs in the period incurred and includes such costs in cost of goods sold. As a percentage of net sales, these costs have represented 0.5%, 0.4% and 0.5% in fiscal 2005, 2004 and 2003, respectively.

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

Results of Operations

Year Ended December 30, 2005 Compared to the Year Ended December 31, 2004

Executive Summary

Fiscal 2005 net sales of $464.6 million increased 5.1% over the prior year due to increased selling prices and the favorable impact of changes in foreign currency exchange rates, partially offset by lower sales volumes. The Company’s gross profit was lower in 2005 as compared to 2004 primarily due to increases in raw material and natural gas costs, lower sales volume at our specialty chemical operations, and increased other manufacturing costs, partially offset by higher selling prices and sales volumes across our foodservice packaging segment. Income from operations was lower in 2005 as compared to 2004 primarily due to the lower gross profit as described above, increased distribution costs, and higher depreciation and amortization, partially offset by lower general and administration expenses.

During 2005, the Company was negatively affected due to the impact of the gulf coast hurricanes. The gulf coast hurricanes disrupted our resin and energy supply, impacted demand, increased fuel and distribution costs, and negatively impacted overall operating efficiency at our foodservice packaging and specialty chemical plants. Despite price increases to offset these costs over the long-term, which were primarily effective at the end of 2005, our results were severely impacted in the fourth quarter. We believe that these events adversely impacted our results of operations by approximately $30 million in the fourth quarter of 2005, excluding the indirect impact of the hurricanes on our foodservice volumes. Our foodservice packaging segment was negatively impacted due to the gulf coast hurricanes by approximately $17 million and our specialty chemicals segment was negatively impacted by approximately $13 million.

Consolidated Results

The following table summarizes the results of operations for the fiscal years ended December 30, 2005 and December 31, 2004.

(millions of dollars)	2005	2004	Increase (Decrease)	% Change
Sales	$464.6	$442.2	$22.4	5.1%
Gross profit	26.6	69.9	(43.3)	(61.9)%
Operating expenses	69.9	64.3	5.6	8.7%
Income (loss) from operations	(43.3)	5.6	(48.9)	(873.2)%

Net sales in fiscal 2005 were $464.6 million, an increase of $22.4 million from $442.2 million in fiscal 2004. This increase was primarily due to higher average selling prices ($33.3 million), resulting from price increases implemented throughout 2005 in response to increasing operating costs, combined with favorable foreign currency effects ($2.1 million), partially offset by the impact of lower sales volumes ($13.9 million).

Gross profit decreased $43.3 million to $26.6 million or 5.7% of net sales in fiscal 2005 from $69.9 million or 15.8% of net sales in fiscal 2004. This decrease was primarily caused by higher raw material costs ($47.3 million), higher other manufacturing costs ($26.8 million), lower sales volumes ($3.3 million), all of which were negatively impacted by the gulf coast hurricanes, as described above, only partially offset by higher average selling prices ($33.3 million) across all segments. The increase in other manufacturing costs was primarily attributable to higher energy-related costs, labor and benefit costs, and increased depreciation and amortization.

Operating expenses increased by $5.6 million or 8.7% in fiscal 2005 to $69.9 million from $64.3 million in fiscal 2004. This increase was caused by an increase in distribution costs ($5.0 million) and non-manufacturing depreciation and amortization ($1.1 million), partially offset by lower other expenses ($0.6 million).

For the reasons described above, income from operations decreased by $48.9 million resulting in a loss of $43.3 million in fiscal 2005 compared to income of $5.6 million in fiscal 2004.

Interest expense increased $6.3 million during fiscal 2005 to $33.6 million from $27.3 million in fiscal 2004 primarily due to the impact of higher average interest rates ($3.0 million), higher average levels of outstanding debt ($2.8 million), and the interest component of the Company’s asset retirement obligations ($0.5 million). Other expenses increased $1.1 million in fiscal 2005 to $1.6 million from $0.5 million in fiscal 2004 primarily due to losses from the termination of a long-term lease. The loss from early extinguishment of debt, as described in Note 4 to the consolidated financial statements included elsewhere herein, increased by $7.5 million in fiscal 2005 compared to fiscal 2004. In addition, as described further in Note 4 to the consolidated financial statements included elsewhere herein, minority interest in operations of consolidated subsidiary decreased $3.0 million as the Company’s limited partnership interest in Radnor Investments, L.P. was converted into a note receivable in January 2005.

The effective tax rate for fiscal 2005 decreased to (10.0%) from 33.5% in the prior year. This decrease was primarily due to the creation of a valuation allowance against certain of the Company’s deferred tax assets.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the fiscal years ended December 30, 2005 and December 31, 2004.

(millions of dollars)	2005	2004	Increase (Decrease)	% Change
Sales	$276.6	$245.2	$31.4	12.8%
Gross profit	9.0	46.3	(37.3)	(80.6)%
Operating expenses	41.3	33.5	7.8	23.3%
Income (loss) from operations	(32.3)	12.8	(45.1)	(352.3)%

During the year ended December 30, 2005, net sales in the packaging segment increased $31.4 million or 12.8% to $276.6 million compared to $245.2 million in fiscal 2004. The increase was primarily due to an 8.4% increase in average selling prices ($20.7 million) combined with the impact of higher sales volumes ($9.9 million). The increase in average selling prices was due to price increases implemented throughout the year in both our foam and plastics products in response to the unprecedented escalation of raw material and other manufacturing costs as described below. Overall sales unit volumes increased 4.4% as plastics products sales volumes increased 13.5% while foam products sales volumes increased 2.0%.

Gross profit in the packaging segment during fiscal 2005 decreased $37.3 million to $9.0 million from $46.3 million in the prior year. As a percentage of sales, gross profit during fiscal 2005 was 3.3% compared to 18.9% in 2004. The decrease in gross profit was due to higher raw material costs ($42.8 million) and higher other manufacturing costs ($19.4 million), both of which were negatively impacted by the gulf coast hurricanes, as described above, partially offset by higher average selling prices ($20.7 million), as described above, and higher sales volumes ($4.1 million). The increase in other manufacturing costs was primarily attributable to higher energy-related costs, labor and benefit costs, and depreciation and amortization.

Operating expenses increased $7.8 million to $41.3 million in fiscal 2005 from $33.5 million in fiscal 2004. This was primarily due to higher distribution costs ($6.3 million) associated with an increase in sales volumes and increased transportation costs resulting from both higher fuel costs and the negative impact of the hurricanes. In addition, there was an increase in selling costs ($1.0 million) and depreciation and amortization ($0.4 million).

For the reasons described above, income from operations in fiscal 2005 decreased $45.1 million to an operating loss of $32.3 million from income of $12.8 million in the prior year.

Specialty Chemicals Segment Results

The following table summarizes the specialty chemicals segment results of operations for the fiscal years ended December 30, 2005 and December 31, 2004.

(millions of dollars)	2005	2004	Increase (Decrease)	% Change
Sales	$203.7	$210.0	$(6.3)	(3.0)%
Gross profit	17.6	23.6	(6.0)	(25.4)%
Operating expenses	18.1	20.2	(2.1)	(10.4)%
Income (loss) from operations	(0.5)	3.4	(3.9)	(114.7)%

For fiscal 2005, net sales in the specialty chemicals segment decreased $6.3 million or 3.0% to $203.7 million from $210.0 million in fiscal 2004. This decrease was primarily due to an 11.7% decrease in sales volumes ($24.6 million) partially offset by higher average selling prices ($15.1 million) and the favorable effects of foreign currency rates ($3.2 million). The North American specialty chemicals operations experienced a $5.7 million decrease in net sales primarily due to a decrease in sales volumes ($21.2 million), offset by higher average selling prices ($12.4 million) and favorable currency effects ($3.0 million). At the European operations, net sales decreased $0.6 million as lower sales volumes ($3.4 million) were partially offset by higher average selling prices ($2.6 million). Net sales included $15.7 million and $13.0 million of sales to the packaging segment for fiscal 2005 and 2004, respectively, which are eliminated in consolidation.

Gross profit decreased by $6.0 million to $17.6 million or 8.6% of net sales in fiscal 2005 from $23.6 million or 11.2% of net sales in fiscal 2004. This decrease was primarily caused by lower sales volumes ($7.4 million), higher raw material costs ($6.9 million) and higher other manufacturing costs ($7.4 million), which were almost entirely offset by higher average selling prices ($15.0 million). Gross profit at the North American operations decreased $0.4 million primarily due to the impact of lower sales volumes ($6.8 million), higher other manufacturing costs ($5.9 million), higher raw material costs ($0.9 million), all of which were negatively impacted by the gulf coast hurricanes, as described above, almost fully offset by higher average selling prices ($12.4 million). The increase in other manufacturing costs was primarily attributable to higher energy-related costs and labor and benefits costs. Gross profit at the European operations decreased $5.5 million. This decrease was due to higher raw material costs ($5.9 million), higher other manufacturing costs ($1.5 million) and lower sales volumes ($0.7 million), partially offset by higher average selling prices ($2.6 million).

For fiscal 2005, operating expenses decreased by $2.1 million to $18.1 million from $20.2 million in fiscal 2004 primarily due to lower distribution costs ($1.4 million), as a result of lower sales volumes, combined with lower general and administrative expenses ($0.8 million).

For the reasons described above, income from operations decreased $3.9 million to a loss of $0.5 million in fiscal 2005 from $3.4 million in the prior year.

Corporate and Other

Corporate operating expenses decreased by $0.1 million during the fiscal 2005 to $10.5 million from $10.6 million in fiscal 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 26, 2003

Executive Summary

The Company’s gross operating profitability was higher in 2004 as compared to 2003 primarily due to higher selling prices and sales volumes across all segments, which largely offset increases in raw material costs. Fiscal 2004 net sales of $442.2 million increased 29.4% over the prior year due to increased selling prices, the impact of the Acquisition in November 2003 and the favorable impact of changes in foreign currency exchange rates. Income from operations decreased $1.5 million from the prior year to $5.6 million as the improvements in gross profit described above were offset by higher distribution costs, selling expenses, foreign currency transaction losses and other expenses.

Consolidated Results

The following table summarizes the results of operations for the fiscal years ended December 31, 2004 and December 26, 2003.

(millions of dollars)	2004	2003	Increase (Decrease)	% Change
Sales	$442.2	$341.7	$100.5	29.4%
Gross profit	69.9	62.7	7.2	11.5%
Operating expenses	64.3	55.6	8.7	15.6%
Income from operations	5.6	7.1	(1.5)	(21.1)%

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

Gross profit increased $7.2 million to $69.9 million or 15.8% of net sales in fiscal 2004 from $62.7 million or 18.3% of net sales in fiscal 2003. This was primarily caused by higher average selling prices across all segments, combined with the impact of the Acquisition ($6.6 million), higher sales volumes ($2.1 million), partially offset by higher raw material prices ($36.8 million) and the write-off of costs associated with the accelerated termination of one of the Company’s raw material requirements contracts ($2.1 million) as described in Note 6 to the Company’s consolidated financial statements included elsewhere herein.

Operating expenses increased by $8.7 million or 15.6% in fiscal 2004 to $64.3 million from $55.6 million in fiscal 2003. This was primarily caused by an increase in operating costs at our packaging operations ($7.1 million) and specialty chemicals operations ($1.6 million). Included in operating expenses for the year ended December 31, 2004 are approximately $1.4 million of foreign currency transaction losses compared to losses of $1.0 million in the prior year.

For the reasons described above, income from operations decreased by $1.5 million in fiscal 2004 to $5.6 million or 1.3% of net sales from $7.1 million or 2.1% of net sales in 2003.

Interest expense increased $6.0 million during fiscal 2004 to $27.3 million from $21.3 million in fiscal 2003 primarily due to the impact of higher average levels of outstanding debt, primarily related to the Acquisition and capital expenditures for our new state-of-the-art manufacturing equipment, along with increased interest rates. Income from unconsolidated affiliates decreased $3.1 million from the prior year to $0.5 million primarily due to the consolidation of the investment partnership in which the Company was the limited partner. Other expenses of $0.5 million in fiscal 2004 decreased $0.4 million from $0.9 million in fiscal 2003. In addition, the loss from early extinguishment of debt, primarily related to the write-off of capitalized financing fees, decreased $0.8 million in fiscal 2004 compared to fiscal 2003.

The effective tax rate for fiscal 2004 increased to 33.5% from 21.1% in the prior year. This increase was primarily due to the creation of a valuation allowance against certain of the Company’s state net operating loss carryforwards in the prior year for which there was no corresponding expense in the current year.

Segment Analysis

Packaging Segment Results

The following table summarizes the packaging segment results of operations for the fiscal years ended December 31, 2004 and December 26, 2003.

(millions of dollars)	2004	2003	Increase (Decrease)	% Change
Sales	$245.2	$196.4	$48.8	24.8%
Gross profit	46.3	44.6	1.7	3.8%
Operating expenses	33.5	26.4	7.1	26.9%
Income from operations	12.8	18.2	(5.4)	(29.7)%

Net sales in the packaging segment in fiscal 2004 increased $48.8 million or 24.8% to $245.2 million compared to $196.4 million in fiscal 2003. The increase was primarily due to the Acquisition in November 2003 ($34.9 million), higher average selling prices ($8.6 million), and increased sales volumes ($4.0 million).

Gross profit in the packaging segment was adversely impacted by the lag between increases in raw material prices and the implementation of selling price increases, as well as by the impact of the installation of the Company’s new thermoforming equipment. During 2004, primarily the fourth quarter, the Company expended significant time and resources to install and test its first new state-of-the-art thermoforming line. Due to the extent of the facilitization required and the scope of the project, operating results were negatively impacted by both the costs of the project as well as the temporary effect on overall operational efficiency. Despite these items, gross profit increased $1.7 million to $46.3 million or 18.9% of net sales in fiscal 2004 from $44.6 million or 22.7% of net sales in fiscal 2003. This was caused primarily by higher average selling prices, as discussed above, as well as the impact of the Acquisition ($6.6 million) and higher sales volumes ($1.1 million), which were only partially offset by higher raw materials prices ($10.0 million) and the overall impact of the new equipment installation.

Operating expenses increased $7.1 million to $33.5 million in fiscal 2004 from $26.4 million in fiscal 2003. This was primarily due to higher distribution costs ($4.4 million) associated with an increase in sales volumes and increased transportation costs, increased selling expenses ($1.2 million) and higher depreciation and amortization ($0.9 million).

For the reasons described above, income from operations decreased $5.4 million to $12.8 million in fiscal 2004 from $18.2 million in the prior year.

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

Corporate and Other

Corporate operating expenses during fiscal 2004 of $10.6 million were comparable to fiscal 2003, as personnel costs related to the extinguishment of long-term debt in fiscal 2003 ($0.8 million), for which there was no corresponding expense in the fiscal 2004, were offset by the write-off, in fiscal 2004, of costs associated with the Company’s proposed initial public offering of our common stock ($0.8 million), as described in Note 9 to the consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

During fiscal 2005, cash used in operating activities totaled $44.2 million primarily resulting from a net loss adjusted for non-cash items totaling $58.0 million, offset by a decrease in working capital items of $11.1 million. The decrease in working capital was mainly due to lower prepaid expenses ($5.3 million) primarily due to the pay-off of a note receivable, combined with lower inventory ($3.1 million) and higher accrued expenses ($2.8 million).

During fiscal 2005, the inventory turnover rate was approximately 6.0 times per year which was comparable to the previous year. As of December 30, 2005, the average collection period for our accounts receivable was 45 days as compared to 43 days in the prior year period.

The Company’s investing activities during fiscal 2005 used $0.6 million mainly due to capital expenditures of $23.9 million which were offset by the proceeds from the collection of a note receivable from a formerly consolidated affiliate of the Company of $18.9 million and $4.4 million from the sale of equity investments.

On January 31, 2005, the Company’s $18.9 million limited partnership interest in Radnor Investments, L.P., an affiliated investment partnership in which the Company was the sole limited partner, was converted into a note receivable due from Radnor Investment Advisors, L.P., the general partner of the investment partnership, bearing interest at an annual rate equal to the Prime Index reported by Bloomberg plus one percent (1%) with interest compounded daily. In exchange for the note, the Company assigned its remaining interests as a limited partner in Radnor Investments, L.P. to Radnor Investment Advisors, L.P., which is owned by certain executives, stockholders and employees of the Company. The general partner of Radnor Investment Advisors, L.P. is Radnor Investment Advisors, Inc., an entity controlled by the Chief Executive Officer of the Company and whose other owners consist of certain stockholders and executives of the Company. On March 11, 2005, $1.5 million of the note receivable was collected. On April 8, 2005 the remainder of the note receivable, including accrued interest in the amount of $0.2 million, was collected in full.

On July 1, 2005, the Company’s Finnish subsidiary entered into a $20 million term loan facility. The term loan facility bears interest at the Company’s option at either (i) the Eurodollar Rate plus the applicable margin for Eurodollar rate loans or (ii) the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, plus the applicable margin for domestic rate loans. The applicable margin for Eurodollar rate loans ranges from 3.00% to 8.00% and the applicable margin for domestic rate loans ranges from 0.25% to 5.25% based on certain performance based criteria. The term loan matures on July 1, 2008 and, subject to specified optional and mandatory repayment events, beginning September 30, 2005, is payable in quarterly principal installments of $500,000 in the first twelve months, $575,000 in the second twelve months and $650,000 in the third twelve months, with the remaining principal balance due at maturity. The loan is secured by a second lien on all of the now owned or hereafter acquired property and assets of the Company’s Finnish subsidiary and its subsidiaries, other than its leased real property, and a pledge of all of the shares of stock of the Finnish subsidiary. In addition, the Company guaranteed the Finnish subsidiary’s obligations under the term loan facility up to a maximum of 7.5 million Euros or $9.0 million. The net proceeds from the term loan were used to repay the Company’s European credit facilities and, through the repayment of intercompany loans, outstanding borrowings under the domestic revolving credit facilities.

On March 30, 2006, the Company’s Finnish subsidiary amended the term loan to revise certain covenants, including without limitation, the maximum annual capital expenditures limit, the maximum ratio of the consolidated total debt of the Company’s Finnish subsidiary and its subsidiaries to the consolidated EBITDA of the Company’s Finnish subsidiary and its subsidiaries and the minimum fixed charge coverage ratio. The amendment also amended certain reporting requirements, the definition of EBITDA for purposes of the agreement and the applicable margin for Eurodollar and domestic rate loans. As a result of this amendment, the Company is in compliance with all covenants, including financial covenants, under the Company’s Finnish term loan facility.

On October 27, 2005, the Company sold shares of the Company’s Series A Preferred Stock with an aggregate liquidation preference of $25.0 million and warrants for shares of the Company’s common stock initially equal to 53 shares of the Company’s Voting Common Stock and 559 shares of the Company’s Nonvoting Common Stock, to Special Value Expansion Fund, LLC and Special Value Opportunities Fund, LLC, two affiliates of Tennenbaum Capital Partners, LLC (collectively, the “Series A Shareholders”). The Company applied the net cash proceeds of $21.4 million from the sale to reduce borrowings under its then outstanding domestic revolving credit facility with PNC Bank, National Association, as agent.

On April 4, 2006, Michael T. Kennedy, the Company’s President and Chief Executive Officer, purchased from the Company 50 shares of Series B Convertible Preferred Stock, $.10 par value per share (the “Series B Preferred Stock”) pursuant to a Stock Purchase Agreement, for an aggregate purchase price of $1.0 million. The Company applied the net cash proceeds of the sale to pay outstanding advances under the Company’s domestic revolving credit facility. The Series B Preferred Stock has an aggregate liquidation preference of $1.0 million and is subordinate to the Series A Convertible Preferred Stock.

On December 1, 2005, the Company completed a $95.0 million secured debt financing with the Series A Shareholders as lenders, and Tennenbaum Capital Partners, LLC as collateral agent. The Company used the net proceeds of the debt financing to: (i) redeem all of the Company’s Senior Secured Floating Rate Notes due 2009, (ii) refinance certain other existing indebtedness, and (iii) provide financing required for general capital expenditures related to manufacturing operations and working capital. The loans mature on September 15, 2009. On April 4, 2006, the Series A Shareholders provided the Company with a supplemental $23.5 million loan. See “– Secured Debt Financing.”

On December 29, 2005, the Company entered into an agreement for a new domestic revolving credit facility which was subsequently amended as of March 31, 2006. The revolving credit facility provides for maximum revolving advances in the principal amount of $85.0 million and matures on June 15, 2009. The initial advances under the facility were used to satisfy and terminate the Company’s obligations under its then existing domestic revolving credit facility. See “ – Revolving Credit and Security Agreement.”

As of December 30, 2005, the Company had $51.0 million outstanding under its revolving credit facilities. After taking into account cash on hand, we had the ability to draw up to an additional $30.0 million, excluding cash overdrafts, under these facilities as of December 30, 2005. The principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. The Company’s capital expenditures for fiscal years 2005 and 2004 were $23.9 million and $34.5 million, respectively.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries. Under the Company’s current business plan, the Company expects that in 2006 and in the long-term, cash generated from operations will be sufficient to meet the Company’s expected operating needs. However, as a result of uncertainties including pricing of the Company’s products, general market and economic conditions and fluctuations in raw material prices, the Company is not able to accurately predict the amount of cash that will be generated from operating activities and cash generated from operating activities, if any, may not be sufficient to meet the Company’s operating needs. To the extent that the Company uses cash in operating activities, we expect that such amounts will be financed from borrowings under credit facilities.

The Company expects to spend approximately $17.0 million on capital expenditures in 2006. Of this amount, approximately $12.0 million relates to new capital expenditures, while $5.0 million relates to maintenance-related capital expenditures on existing equipment. Management estimates that capital expenditures will be made from cash generated from operating activities with the remainder financed with other long-term debt. The Company’s planned spending on capital investments is expected to provide sufficient capacity to satisfy the production requirements under the Company’s current business plan. The Company believes that the levels of capital expenditures permitted by its credit facilities will be sufficient to meet long-term capital expenditure requirements under the Company’s current business plan. The Company has flexibility regarding its long-term capital spending as the majority of its capital spending is not subject to contractual commitments, has the ability to adjust capital spending based on results of operations, excluding maintenance-related capital expenditures, and can assess the overall liquidity position of the Company at the time future investment decisions are made.

The Company’s projected fiscal 2006 debt service payments, including capital leases, as of December 30, 2005 were $43.8 million, which included debt principal payments of $10.3 million and interest payments of $33.5 million. As of December 30, 2005, if the interest rate on the Company’s variable rate debt had changed by 1%, the Company’s annual debt service payment obligations would have changed by approximately $1.6 million. Management estimates that debt service requirements will be satisfied from cash generated from operating activities with the remainder financed from borrowings under credit facilities.

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

Secured Debt Financing

On December 1, 2005, the Company completed a secured debt financing pursuant to which the Series A Shareholders provided $95.0 million of secured debt financing (the “Tranche A and B Loans”). On April 4, 2006, the Company entered into an amendment with the Series A Shareholders pursuant to which they provided an additional $23.5 million of secured debt financing (the “Tranche C Loans” and collectively with the Tranche A and B Loans, the “Loans”). The Tranche C Loans were made on substantially the same terms as the Tranche A and B Loans, except with respect to interest, prepayment and certain remedies. The Loans mature on September 15, 2009. The Loans bear interest at a floating rate equal to LIBOR plus 7.25% per year, which will be reset and paid quarterly, except that, with respect only to the Tranche C Loans, commencing April 15, 2007, the rate will increase by .25% on a quarterly basis until October 16, 2008, at which time, the floating rate shall equal LIBOR plus 9.00%.

The Loans are senior secured obligations, ranking equally in right of payment with all of the Company’s existing and future senior debt and ranking senior in right of payment to all of the Company’s future subordinated debt. The Loans are guaranteed by all of the Company’s domestic restricted subsidiaries, which include all of the Company’s domestic operating subsidiaries. The Loans are secured by a first priority lien on collateral that includes substantially all of the Company’s and the guarantors’ machinery and equipment located in the United States and owned real property relating to nine of the Company’s U.S. manufacturing facilities, subject to certain exceptions, and will include certain additional specified equipment acquired in the future. The Company’s President and Chief Executive Officer also gave a limited $10.0 million payment guaranty of the Company’s obligations with respect only to the Tranche C Loans.

The credit agreement governing the Loans (the “Credit Agreement”) includes covenants, which restrict, among other things, the Company’s ability to incur additional debt, enter into sale and leaseback transactions, pay dividends or distributions on or repurchase the Company’s capital stock, issue stock of subsidiaries, make certain investments, create liens on the Company’s assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company or transfer substantially all of the Company’s assets or transfer or sell specified assets, and requires minimum EBITDA of $55.0 million for fiscal 2006 and each fiscal year thereafter. There are a number of specified limitations and exceptions to these covenants.

The Credit Agreement contains customary events of default, including, but not limited to, (i) defaults in the payment of principal, premium or interest, (ii) defaults in the compliance with covenants contained in the Credit Agreement, (iii) cross defaults resulting from final principal payment defaults on or acceleration of more than $7.5 million of other indebtedness, (iv) failure to pay more than $7.5 million of judgments that have not been stayed by appeal or otherwise or (v) the Company’s bankruptcy. With respect only to the Tranche C Loans, so long as the Tranche C Loans are outstanding, the Company’s President and Chief Executive Officer and another management shareholder have agreed that, upon the occurrence of an event of default that results in the acceleration of the Tranche C Loans, they will cause a majority of the members of the Company’s Board of Directors to be designees of the Series A Shareholders until such time as either the acceleration is rescinded or the Company’s obligations with respect to the Tranche C Loans are satisfied.

The Tranche A and B Loans may be prepaid at the option of the Company at 102% of the principal amount thereof, reducing over time to 100%, plus accrued and unpaid interest. The Tranche C loans may be prepaid at the option of the Company at 100% of the principal amount outstanding, plus accrued and unpaid interest. If a change of control occurs, the Company will be required to make an irrevocable offer to prepay the Loans at the greater of the prepayment price then in effect and 101% of the principal amount of the Loans, plus accrued and unpaid interest.

The Company used a portion of the net proceeds of the Tranche A and B Loans to complete the redemption of $70 million principal amount of its Senior Secured Floating Rate Notes due 2009, representing the entire outstanding principal amount of such Notes, on December 1, 2005. The redemption price was 102.00% of the principal amount outstanding, plus accrued but unpaid interest to the redemption date. The Company used the remaining proceeds of the Tranche A and B Loans to: (i) refinance certain other indebtedness, and (ii) for general capital expenditures related to manufacturing operations and working capital. The net proceeds of the Tranche C Loans were used to pay outstanding advances under the Company’s domestic revolving credit facility and to pay accrued interest on the Tranche A and B Loans.

In addition, in order to incur the Tranche C Loans, the Company completed a successful consent solicitation with respect to its 11% Senior Notes due 2010 (the “Notes”), pursuant to which approximately 94% of the Note holders consented to the Company’s incurrence of such indebtedness. As consideration for the consent solicitation, the Company paid the consenting holders of the Notes a fee of $5.00 per $1,000 of principal amount of Notes held by them, and agreed to pay such holders an additional fee of $5.00 per $1,000 of principal amount of Notes held by them on September 15, 2006.

Revolving Credit and Security Agreement

On December 29, 2005, the Company entered into a Revolving Credit and Security Agreement with National City Business Credit, Inc. (“NCBC”), as agent (in such capacity, “Agent”) and lender, Bank of America, N.A., as syndication agent and lender (in its lending capacity, and together with NCBC in its lending capacity, the “Lenders”), and National City Bank, as letter of credit issuer (the “Issuer”), which agreement was amended as of March 31, 2006 (as amended, the “Revolver Agreement”). The Revolver Agreement provides for maximum revolving advances in the principal amount of $85.0 million and matures on June 15, 2009. The initial advances under the Revolver Agreement were used to satisfy and terminate the Company’s obligations under its domestic revolving credit facility with PNC Bank, National Association, as agent, as discussed more fully below. The Revolver Agreement includes the Company and its domestic operating subsidiaries as the borrowers (the “Borrowers”), and is guaranteed by substantially all of the Company’s other domestic subsidiaries (the “Guarantors”, and together with the Borrowers, the “Loan Parties”).

The Revolver Agreement provides for a maximum $10.0 million sub-facility for letters of credit and a swing loan sub-facility in a maximum principal amount of $10.0 million. The Revolver Agreement provides that the borrowing base may not exceed the sum of (a) 85% of the eligible receivables of the Borrowers, plus (b) the lesser of (i) 60% of the Borrowers’ eligible inventory, or (ii) $40 million, less (c) outstanding letters of credit, less (d) outstanding swing loans, less (e) $6.0 million.

Interest on the revolving loans is payable at the domestic rate (equal to the greater of National City Bank’s prime rate or the Fed Funds Rate plus .75%) or LIBOR loan rate plus, in each case, the applicable margin. The applicable margin for LIBOR rate loans will vary from 1.75% to 3.25% per annum and the applicable margin for domestic rate loans will vary from 0.00% to 1.50% per annum based on the Company’s undrawn availability. The applicable margin for domestic rate loans is currently 0.75% and the applicable margin for Libor rate loans is currently 2.50% until the first full calendar month following the Company’s delivery of financial statements for the quarter ending June 30, 2006, which is the first reset date. The Revolver Agreement includes a letter of credit fee payable to the Agent for the benefit of the Lender of 2.50% per annum of the face amount outstanding of all letters of credit, which percentage is subject to adjustment on the first reset date, and a letter of credit fee payable to the Issuer equal to 0.25% per annum of the face amount outstanding of all letters of credit. The letter of credit fee will subsequently be adjusted to between 1.75% and 3.25% based on the Company’s undrawn availability. In addition, the Revolver Agreement provides for an unused facility fee of 0.25% of the maximum revolving advance amount.

The obligations are secured by a first priority lien on collateral that primarily includes substantially all of the Loan Parties’ receivables, inventory, investment property, general intangibles, deposit accounts and rights to payments of money. The Revolver Agreement includes customary affirmative and negative covenants, which restrict, among other things, the Loan Parties’ ability to make acquisitions, merge or consolidate with other companies, dispose of or grant liens on assets, guarantee or incur indebtedness, make investments and loans, pay dividends or distributions on or repurchase the Company’s capital stock, enter into transactions with affiliates, or prepay any indebtedness (excluding refinancing of indebtedness). In addition, the Revolver Agreement limits the capital expenditures of the Company and its subsidiaries in the aggregate for calendar year 2006 and any calendar year thereafter to $17.5 million, and limits operating leases of the Company and its subsidiaries to $11.0 million per year. There are a number of specified limitations and exceptions to these covenants. The Revolver Agreement also includes a fixed charge coverage ratio requirement that will not be applicable until the third fiscal quarter of 2006 and will only be tested if the Borrowers’ undrawn availability falls below $10.0 million or upon the occurrence and continuation of a default. The Revolver Agreement includes an early termination fee.

The Credit Agreement contains customary events of default, including, but not limited to, (i) defaults in the payment of principal, interest, fees or other amounts due under the Revolver Agreement, (ii) defaults in compliance with the covenants contained in the Revolver Agreement, (iii) entry of judgments of a specified material amount against one or more of the Loan Parties, (iv) any Loan Party’s bankruptcy or insolvency or its subsidiary’s bankruptcy, (v) the occurrence of a default with respect to the Company’s other senior indebtedness, (vi) the occurrence of other defaults with respect to certain specified other indebtedness or obligations of the Loan Parties, or (vii) a change of control of the Company.

As of December 30, 2005, the Company was in compliance with all of the covenants under the Revolver Agreement.

On December 30, 2005, in connection with the Company’s entry into the revolving credit facility described above, the Company paid and satisfied in full the obligations under, and terminated, its domestic revolving credit facility with PNC Bank, National Association, as agent and lender and the other lenders party thereto, and paid a fee of approximately 1.67% of the overall facility in connection therewith.

Contractual Obligations and Commercial Commitments

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under non-cancelable operating leases, non-competition agreement and purchase obligations as well as contingent obligations related to outstanding letters of credit. These obligations as of December 30, 2005 are summarized in the tables below.

(thousands of dollars)	Total	Payments Due by Period
Contractual Obligations (1)		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings, including interest	$456,051	$43,555	$92,723	$316,282	$3,491
Capital lease obligations	563	214	204	145	—
Operating lease obligations	53,278	8,257	13,248	26,369	5,404
Non-compete obligations	1,800	600	1,200	—	—
Purchase obligations (2)	220,704	55,176	110,352	55,176	—

	$732,396	$107,802	$217,727	$397,972	$8,895

(1)	The Company has an employment agreement with its President and Chief Executive Officer described in Item 11 included elsewhere herein. The obligations under this agreement are not included in the Contractual Obligations table above.
(2)	These amounts represent commitments under a long-term styrene monomer supply contract, as discussed in Note 7 to the Company’s consolidated financial statements included elsewhere herein.

(thousands of dollars)	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$4,355	$4,355	$—	$—	$—

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

Inventories

The Company’s inventories are recorded at the lower of cost (first-in, first-out) or market. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. We establish reserves for our inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. We review such circumstances when products are not expected to be saleable based on standards established by our quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

Depreciable Lives of Plant and Equipment

•	Changes in technological advances

•	Wear and tear

•	Changes in market demand

The depreciable lives of the plant and equipment used in the operation of our business average approximately 15.6 years. Management monitors the assumptions underlying the useful lives of these assets and may potentially need to adjust the corresponding depreciable lives as circumstances change. A change in the average depreciable life of the Company’s plant and equipment by one year would impact depreciation expense by $1.4 million.

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

Deferred Taxes

•	Expected future profitability and cash flows

•	Impact of regulatory initiatives

•	Timing of reversals of existing temporary differences between book and taxable income

•	Tax planning strategies

Changes in key assumptions about expected future profitability and cash flows could result in changes to the Company’s tax provision and deferred tax liability position resulting from its ability to utilize existing net operating loss carry forwards.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. All rebates, discounts and allowances are included in net sales in the consolidated statement of operations. Returns of product by our customers have historically been insignificant.

Recently Issued Accounting Standards and Regulatory Items

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 will be effective for the Company in fiscal 2006. The Company believes that the adoption of SFAS No. 151 will not have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for fiscal years beginning after December 15, 2005. Therefore, SFAS 123(R) will be effective for the Company as of December 31, 2005. The Company adopted the fair value recognition provisions of SFAS No. 123

Accounting for Stock-Based Compensation, in the third quarter of 2003. Based on the equity options issued as of December 30, 2005, the Company believes that the adoption of SFAS No. 123(R) will not have a material effect on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB 20 and FAS 3”. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period in which the change is made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward without changing the guidance in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Accordingly, a change in accounting estimate shall be accounted for in (a) the period in which the change is made if the change affects that period only or (b) the period in which the change is made and future periods if the change affects both. A change in accounting estimate shall not be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods. Any error in the financial statements of a prior period discovered prior to those presented shall be reported as a prior-period adjustment by restating the prior-period financial statements. The requirements of the SFAS 154 will be effective for accounting changes made in the fiscal years beginning after December 15, 2005. Therefore, SFAS 154 will be effective for the Company in fiscal 2006.

Effective December 30, 2005, the Company adopted the FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. For the Company, this applies primarily to certain lease restoration requirements at various leased facilities. As a result of adopting this accounting pronouncement, the Company recorded a $0.7 million charge to the financial statements in 2005.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Due to its U.S. loss position, the Company will not be electing to repatriate earnings under the AJCA. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. The Company will not benefit from this deduction until the date in the future that the Company’s U.S. federal tax losses have been fully absorbed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of our debt securities. Radnor’s long-term debt consists of both fixed-rate and floating-rate obligations and are primarily denominated in U.S. dollars. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings. The potential increase in the fair value of our long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates amounts to approximately $4.8 million over the term of the debt.

In the normal course of business, we employ policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies and the fair market value of our debt instruments. We manage our interest rate risk by monitoring trends in interest rates as a basis for entering into fixed rate or floating rate debt and maintain our fixed-rate debt as a percentage of our total debt between minimum and maximum percentages. As of December 30, 2005, a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $1.6 million, before giving effect to the interest rate swap described below.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. For our foreign subsidiaries, we match the currency of the costs incurred with the currency in which income is generated whenever possible. In addition, we evaluate forward contracts and cross-currency swaps to manage currency exposure that does exist.

In August 2005, the Company entered into a cross-currency swap agreement effectively fixing the floating interest rate and the Euro/U.S. Dollar exchange rate on $12.7 million of our Finnish term loan facility for a three-year period. Since the derivative did not qualify for hedge accounting treatment, changes in fair value are recorded in the statement of operations. During the twelve months ended December 30, 2005, the Company recorded a $ 0.7 million pre-tax gain related to this swap agreement.

The following table summarizes our cross-currency swap agreement as of December 30, 2005 (Dollars and Euro is thousands):

	Notional Amount of Underlying Debt	Notional Amount of Currency Swap	Variable Rate Received	Fixed Rate of Swap	Maturity Date	Fair Value
Swap associated with Finnish Term Loan due 2008	$12,350	EUR 10,028	3 Month US$ LIBOR + 6.50%	8.93%	June 30, 2008	$690

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Radnor Holdings Corporation and Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm.

On October 13, 2005, the Company dismissed KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Company effective upon filing by the Company of a Form 10-Q/A for the quarter ended July 1, 2005. The Company’s Audit Committee approved the dismissal.

The independent registered public accountants reports of KPMG on the consolidated financial statements of Radnor Holdings Corporation and subsidiaries as of and for the periods ended December 31, 2004 and December 26, 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

KPMG’s report on the consolidated financial statements of Radnor Holdings Corporation and subsidiaries as of and for the year ended December 26, 2003 contained a separate paragraph stating, “As discussed in Note 2 in the consolidated financial statements, the Company changed its accounting for certain equity investments and its accounting for stock-based compensation.”

In connection with the audits of the two fiscal years ended December 31, 2004, and the subsequent interim period through October 19, 2005 (the date the Company filed a Form 8-K relating to the dismissal), there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in KPMG’s reports.

In connection with the audits of the two fiscal years ended December 31, 2004, and the subsequent interim period through October 19, 2005, there have been no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided KPMG with a copy of the foregoing disclosures. We requested and received from KPMG a letter, dated October 19, 2005, stating its agreement with such statements and filed the same as Exhibit 16.1 to our report on Form 8-K/A filed on October 20, 2005.

(b) Engagement of New Independent Registered Public Accounting Firm.

On October 19, 2005, the Audit Committee of the Company appointed PricewaterhouseCoopers LLP as the Company’s new independent registered public accounting firm. The Company did not consult with PricewaterhouseCoopers LLP during the two most recent fiscal years ended December 31, 2004 and December 26, 2003 nor during the subsequent interim period ended October 19, 2005 (the date of appointment of PricewaterhouseCoopers LLP) regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or regarding reportable conditions set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of the Company’s CEO and CFO, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure control and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2005. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, the Company’s CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below. Notwithstanding the existence of the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for all periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its Amended Quarterly Report for the period ended July 1, 2005, the Company determined it did not maintain effective controls over its accounting for non-routine transactions. Specifically, in connection with the preparation of the consolidated financial statements for the second quarter of 2005, the Company failed to account for certain distributions made by Radnor Investment Advisors, L.P., a partnership under common control with the Company, to certain of its special limited partners, who are also officers and employees of the Company, in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in the restatement of the Company’s interim condensed consolidated financial statements for the three and six months ended July 1, 2005 to correct compensation expense and additional paid-in capital. Additionally, this control deficiency could result in a misstatement of compensation expense and additional paid-in capital that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Initiatives

At the direction and under the supervision of the Company’s Audit Committee, the Company has undertaken several actions to address the material weakness described above. In the third quarter of 2005, the Company adopted a new policy requiring an additional level of review and approval by the CEO with respect to the accounting and reporting for all non-routine transactions. The Company’s September 30, 2005 appointment of a new CFO and Corporate Controller will also improve internal control over financial reporting with respect to non-routine transactions.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 30, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The directors and executive officers of the Company and their ages as of April 13, 2006 are as follows:

Name	Age	Position
Michael T. Kennedy	51	President, Chief Executive Officer and Chairman of the Board
Paul D. Ridder	34	Vice President and Chief Financial Officer
Richard C. Hunsinger	57	Senior Vice President – Sales and Marketing
Donald D. Walker	64	Senior Vice President – Operations
R. Radcliffe Hastings	55	Executive Vice President – Corporate Development and Director
Michael V. Valenza	46	Vice President – Supply Chain Management
Caroline J. Williamson	38	Vice President and Corporate Counsel
Scott D. Myers	43	Vice President – Product Development and Planning
Ann P. Kelly	35	Treasurer
Paul M. Finigan	51	Director
José E. Feliciano	32	Director

Michael T. Kennedy has served as President, Chief Executive Officer and Chairman of the Board of the Company since its formation in November 1991. Between March 1985 and July 1990, Mr. Kennedy served as Chief Financial Officer of Airgas, Inc., a New York Stock Exchange-listed distributor of industrial gases.

Paul D. Ridder has served as Chief Financial Officer and Vice President of the Company since September 2005. From December 2002 until September 2005, Mr. Ridder served as Vice President and Corporate Controller of the Company. From August 1996 through December 2002, Mr. Ridder held various management positions with the Company, including Corporate Controller, Director of Financial Reporting and Manager of Financial Reporting. From 1993 until joining the Company, Mr. Ridder served in a variety of positions with Price Waterhouse LLP, most recently as a senior accountant.

Richard C. Hunsinger has served as Senior Vice President-Sales and Marketing of the Company since its formation in November 1991. From 1979 through August 1991, Mr. Hunsinger served in various management positions, including Vice President of Sales and Marketing, for Winkler/Flexible Products, Inc., a former division of The Coca-Cola Company.

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

R. Radcliffe Hastings has served as Executive Vice President – Corporate Development of the Company since February 2006 and as a director of the Company since May 1997. Mr. Hastings served as Executive Vice President and Treasurer of the Company from March 2004 through February 2006. Mr. Hastings served as Senior Vice President and Treasurer of the Company from June 1996 until March 2004. Previously, Mr. Hastings was with Continental Bank, N.A. and its successor, Bank of America, for 18 years. Mr. Hastings held a variety of management positions in the U.S. banking group and in Bank of America’s securities operation, BA Securities, Inc.

Michael V. Valenza has served as Vice President - Supply Chain Management of the Company since September 2005. From April 1993 through September 2005, Mr. Valenza served as Chief Financial Officer of the Company. Mr. Valenza joined the Company in September 1992 as Director of Finance. From 1984 until joining the Company, he served in a variety of positions with Arthur Andersen LLP, most recently as a manager in the Enterprise Group.

Caroline J. Williamson has served as Vice President and Corporate Counsel of the Company since March 1997. From March 1996 through March 1997, Ms. Williamson served as counsel for Aetna U.S. Healthcare. From September 1992 through March 1996, Ms. Williamson was an associate with Duane Morris LLP.

Scott D. Myers has served as Vice President - Product Development and Planning of the Company since January 2006. Prior to joining the Company, Mr. Myers served as President of Superior Tube Company, Inc. in Collegeville, Pennsylvania from September 2004 to January 2006 and as Vice President of Sales from January 2003 to September 2004. Prior to joining Superior Tube, Mr. Myers held various leadership positions in sales, marketing, and operations during his 18 years at Carpenter Technology Corporation in Reading, Pennsylvania.

Ann P. Kelly has served as Treasurer of the Company since February 2006. Since joining the Company in 1997, Ms. Kelly has held the positions of Manager of Corporate Finance, Director of Corporate Finance and, most recently, Assistant Treasurer. Prior to joining Radnor, Ms. Kelly held various positions at Price Waterhouse, LLP.

Paul M. Finigan has served as a director of the Company since July 2000 and as Chairman of the Company’s Audit and Compensation Committees since January 2004. He is presently engaged in the private practice of law. From October 2002 to January 2005, Mr. Finigan served as counsel to the law firm of Day, Berry & Howard, LLP. From November 1999 to June 2002, Mr. Finigan served as Chief Legal Officer of Lumenos, Inc.

José E. Feliciano has served as a director of the Company since December 2005. Mr. Feliciano has been a partner of Tennenbaum Capital Partners, LLC since January 2005. From April 2001 to December 2004, Mr. Feliciano served as an associate for Tennenbaum Capital Partners, LLC. From July 1999 to December 2000, Mr. Feliciano served in various positions for govWorks, Inc., most recently as Chief Financial Officer. From August 1994 to July 1997, Mr. Feliciano served as an analyst for Goldman, Sachs & Co.

Under an Investors Rights Agreement executed in connection with the October 25, 2005 sale of the Company’s Series A Preferred Stock and warrants for shares of the Company’s Common Stock, the Series A Shareholders, for as long as at least $12.5 million aggregate liquidation preference of the Series A Preferred Stock remains outstanding, are entitled to appoint one representative to the Company’s Board of Directors. Mr. Feliciano is the Series A Shareholders’ appointee.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Currently, the Board has appointed an Audit Committee and a Compensation Committee.

The Audit Committee has the responsibility for the appointment, compensation, retention and oversight of our independent registered public accountants for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Audit Committee also has the responsibility of reviewing the results and scope of audit and other services provided by the independent registered public accountants, evaluating the objectivity and independence of our independent registered public accountants and reviewing and evaluating our audit functions generally. The Audit Committee also exercises oversight of our internal controls and financial reporting processes, and ethical and legal compliance matters. The Audit Committee is comprised of Mr. Kennedy, Mr. Hastings and Mr. Finigan. The Board of Directors has determined that Mr. Kennedy is an audit committee financial expert. Neither Mr. Kennedy nor Mr. Hastings is “independent” within the meaning of the rules adopted by the New York Stock Exchange and the NASDAQ Stock Market, although we are not currently subject to those rules. Our Board of Directors has determined that the qualifications and experience of Messrs. Kennedy and

Hastings provide valuable guidance to the Audit Committee notwithstanding their lack of independence, and that their significant stock ownership enhances the likelihood that they will perform their duties as members of the Audit Committee in a manner that is in the best interest of our stockholders and other constituencies.

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

Radnor Holdings Corporation

Radnor Financial Center

150 Radnor Chester Road

Suite 300

Radnor, PA 19087-5292

Attention: Corporate Controller

ITEM 11. EXECUTIVE COMPENSATION

Officers of the Company and the individual who has been appointed by the holders of our Series A Convertible Preferred Stock (the “Preferred Stockholder Designee”), who serve as directors, are not compensated for serving as directors of the Company. Mr. Paul Finigan, the only director who is not an officer of the Company or the Preferred Stock Designee, receives an annual retainer of $25,000 for his services as director, plus an annual retainer of $5,000 for his services as a member of each Board committee on which he sits and an annual retainer of $5,000 for his services as the chairperson of each Board committee that he chairs. Mr. Finigan serves as chairperson of each of the Audit Committee and the Compensation Committee, and his current aggregate annual retainer is $45,000. Mr. Finigan may also receive, in the Company’s discretion, $1,250 per meeting for his attendance at meetings of the Board and of its committees. In addition, all directors are reimbursed for their expenses incurred in attending meetings. On November 22, 2005, Mr. Finigan was awarded 25 shares of nonvoting common stock valued at $344,000 in recognition of his prior service to the Company.

The following table sets forth certain information concerning the compensation paid to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 for the year ended December 30, 2005:

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation				All Other Compensation
		Salary	Bonus	Other Annual Compensation(1)
Michael T. Kennedy President and Chief Executive Officer	2005	$1,000,000	$1,025,000	$—		$—
	2004	3,000,000	1,750,000	106,301	(2)	4,760	(3)
	2003	3,000,000	2,800,000	144,790	(2)	4,760	(3)

R. Radcliffe Hastings Executive Vice President - Corporate Development	2005	523,077		—		3,242	(3)
	2004	571,154	—	—		4,760	(3)
	2003	550,000	350,000	—		4,760	(3)

Richard C. Hunsinger Senior Vice President- Sales and Marketing	2005	350,000	—	—		3,242	(3)
	2004	337,500	—	—		4,760	(3)
	2003	325,000	—	—		4,760	(3)

Donald D. Walker Senior Vice President- Operations	2005	350,000	—	—		3,242	(3)
	2004	337,500	—	—		4,760	(3)
	2003	325,000	—	—		4,760	(3)

Michael V. Valenza Vice President- Supply Chain Management	2005	323,692	—	—		3,242	(3)
	2004	337,500	—	—		4,760	(3)
	2003	325,000	200,000	—		4,760	(3)

(1)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the officer for such year.

(2)	Represents transportation costs paid by the Company on behalf of Mr. Kennedy.
(3)	Represents a matching contribution by the Company under its 401(k) Retirement Savings Plan.

The Compensation Committee determined that no bonuses would be paid to any of the Named Executive Officers for the year ended December 30, 2005.

The following table sets forth information with respect to options to purchase the Company’s Nonvoting Common Stock held at December 30, 2005 by the Named Executive Officers. No options were granted to or exercised by such persons during the fiscal year ended December 30, 2005.

	Number of Securities Underlying Unexercised Options at December 30, 2005
Name	Exercisable	Unexercisable
Michael T. Kennedy	—	—
R. Radcliffe Hastings	—	—
Michael V. Valenza	130	—
Richard C. Hunsinger	100	—
Donald D. Walker	125	—

(1)	Based on the estimated per share fair value of the securities underlying the unexercised options, as determined by the Company’s Board of Directors, there were no in-the-money options at December 30, 2005.

Employment Agreements

In May 1993, the Company entered into an employment agreement with Richard C. Hunsinger, which was amended in January 1996, pursuant to which Mr. Hunsinger serves as Senior Vice President—Sales and Marketing of the Company. The agreement was for an initial term of seven years and six months and, absent 180 days prior written notice of nonrenewal by either party before the end of any renewal term, renews for twelve months from year to year. Under the agreement as amended, Mr. Hunsinger is entitled to an annual salary of not less than $145,000, subject to annual cost of living increases. The agreement contains a covenant not to engage in any business that is competitive with the business of the Company in any geographical area in which it does business during the term of the agreement and for a period of two years immediately following the termination of the agreement.

In April 1996, the Company entered into an employment agreement with R. Radcliffe Hastings, pursuant to which Mr. Hastings serves as Executive Vice President of the Company. The agreement was for an initial term of three years and, absent 90 days prior written notice of nonrenewal by either party before the end of any renewal term, renews for twelve months from year to year. Mr. Hastings is entitled to an annual salary of not less than $125,000, subject to annual review by the Board of Directors. The agreement contains a covenant not to compete in any business that is competitive with the business of the Company in the United States during the term of the agreement.

On October 27, 2005, the Company entered into an employment agreement with Michael T. Kennedy, the Company’s President and Chief Executive Officer. The employment agreement was amended as of April 3, 2006 (the “Employment Agreement”). The Employment Agreement, which is for an initial five-year term (subject to possible one-year renewals after this five-year period), provides for an annual base salary of not less than $2.0 million commencing January 1, 2006. Effective upon the completion of a Qualifying IPO (defined as the closing of a firm commitment underwritten initial public offering of common stock of the Company in which the Company receives gross proceeds of at least $50.0 million), the base salary will be reduced, on a prospective annual basis, to $1.0 million. Under the terms of the Employment Agreement, for calendar year 2007 and thereafter, Mr. Kennedy is eligible to receive an annual bonus determined by the Company’s compensation committee based upon reasonable performance criteria established by the Compensation Committee, with 80% of such bonus being based upon financial goals and 20% of such bonus being based upon subjective criteria. The Compensation Committee will have the right to elect whether to pay any bonus that may become payable in the form of cash or shares of the Company’s common stock. Prior to a qualifying IPO, Mr. Kennedy is eligible for a target bonus equal to not less than 100% of his base salary. Following the completion of a Qualifying IPO, the target bonus will be not less than 200% of base salary (prorated for the calendar year in which the Qualifying IPO occurs), subject to approval by the Compensation Committee. Mr. Kennedy is eligible to receive equity grants (including, without limitation, restricted stock and stock options) in such form and amount and on such terms as the Compensation Committee determines. Mr. Kennedy is also eligible to participate in all of the Company’s employee benefits (including retirement, health and fringe benefits) made available generally to other officers and key employees and to such other benefits provided to him in accordance with past practice.

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

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee interlocks required to be disclosed under Item 402(j) of Regulation S-K under the Securities Act of 1933 during 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 13, 2006, with respect to each person who is known by the Company to own beneficially 5% or more of each class of voting securities of the Company.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned	Percent of Class
Michael T. Kennedy Radnor Financial Center 150 Radnor Chester Road, Suite A300 Radnor, PA 19087	Voting Common Stock	480	80.0%

John P. McNiff 322 Stenton Avenue Plymouth Meeting, PA 19462	Voting Common Stock	60	10.0%

R. Radcliffe Hastings Radnor Financial Center 150 Radnor Chester Road Suite A300 Radnor, PA 19087	Voting Common Stock	60	10.0%

Tennenbaum Capital Partners, LLC (1) 2951 28th Street, Suite 1000 Santa Monica, CA 90405	Voting Common Stock	102	14.53%

(1)	Tennenbaum Capital Partners, LLC is the beneficial owner of seven-year detachable warrants, as described in Note 6 to the Company’s consolidated financial statements included elsewhere herein, issued to Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC, for 71 shares and 31 shares, respectively, of Voting Common Stock of the Company. The warrants are immediately exercisable at the option of the holders of the warrants for a purchase price of $0.01 per share. The number of shares subject to the warrants and exercise price are subject to adjustment in accordance with the terms of the warrant agreements.

The following table sets forth certain information as of December 30, 2005, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity Compensation plans approved by security holders	661	$5,495	965
Equity Compensation plans not approved by security holders	—	—	—

Total	661	$5,495	965

(1)	Excludes restricted stock awards of 25 shares of Nonvoting Common Stock that were issued under the 2005 Omnibus Equity Compensation Plan.
(2)	Excludes the number of securities to be issued upon exercise of outstanding options, warrants and rights. The number of securities available for future issuance is calculated using 1,651 as the aggregate number of shares of Common Stock, whether voting or nonvoting, that may be issued under the 2005 Omnibus Equity Compensation Plan. The aggregate number is subject to adjustment each year and upon the initial registration of the Company’s Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, all as set forth in the 2005 Omnibus Equity Compensation Plan.

The following table sets forth certain information as of April 13, 2006, with respect to beneficial ownership of each class of equity securities of the Company by (a) the directors of the Company, (b) the Named Executive Officers and (c) the directors and all executive officers of the Company as a group.

Name of Individual or Identity of Group	Title of Class of Capital Stock	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Michael T. Kennedy	Voting Common Stock	480		80.0%
	Class B Nonvoting Common Stock	2,212	(3)	41.0%
	Nonvoting Common Stock	—		—
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	50		100.0%

R. Radcliffe Hastings	Voting Common Stock	60		10.0%
	Class B Nonvoting Common Stock	540	(4)	10.0%
	Nonvoting Common Stock	—		—
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	—		—

Richard C. Hunsinger	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	150		40.5%
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	—		—

Donald D. Walker	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	182		46.1%
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	—		—

Michael V. Valenza	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	150		37.5%
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	—		—

Paul M. Finigan	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	25		9.3%
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	—		—

José E. Feliciano	Voting Common Stock	—		—
	Class B Nonvoting Common Stock	—		—
	Nonvoting Common Stock	—		—
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	—		—

Directors and all executives officers as a group (11 persons)	Voting Common Stock	540		90.0%
	Class B Nonvoting Common Stock	2,752	(3)(4)	51.0%
	Nonvoting Common Stock	572		83.9%
	Series A Convertible Preferred Stock	—		—
	Series B Convertible Preferred Stock	50		100.0%

(1)	Includes shares of Nonvoting Common Stock that certain individuals have the right to acquire, on or before June 12, 2006, upon the exercise of stock options granted pursuant to the Company’s Equity Incentive Plan and restricted stock awards, as follows: Richard C. Hunsinger-100; Donald D. Walker-125; Michael V. Valenza-130; and the directors and all executive officers as a group-465.

(2)	Based upon 600, 5,400, 315, 1,250 and 50 outstanding shares of Voting Common Stock, Class B Nonvoting Common Stock, Nonvoting Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively, as well as the shares the respective individual has the right to acquire on or before June 12, 2006.
(3)	Includes 410 shares held in a grantor retained annuity trust created by Mr. Kennedy. Mr. Kennedy retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust. Excludes 2,108 shares owned by eight trusts for the benefit of Mr. Kennedy’s children.
(4)	Includes 261 shares held in a grantor retained annuity trust created by Mr. Hastings. Mr. Hastings retains the right to acquire the balance of these shares for value from the trust under certain circumstances specified in the instrument governing the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company made interest-bearing advances to Michael T. Kennedy, the Company’s Chief Executive Officer, for personal use. The highest outstanding balance during 2005 from these advances, including principal and interest, was $4.1 million. The entire balance was paid off by Mr. Kennedy by July 2005.

The Company provided certain management services to a related company of which Mr. Kennedy was also a director for which the Company received a fee. During 2005, the Company earned management fees of $0.2 million. The Company’s interest in this related company was sold during 2005 and there were no unpaid management fees at December 30, 2005.

In February 2005, Mr. Kennedy agreed to guarantee the Company’s obligations under its domestic revolving credit facility with PNC Bank, National Association, as Agent, up to an amount not exceeding $8.0 million. Mr. Kennedy’s guarantee terminated in April 2005.

In connection with the Company’s sale and issuance of the Series A Preferred Stock and related warrants, the Series A Shareholders appointed José E. Feliciano as the Preferred Stock Designee to serve on the Company’s Board of Directors. Mr. Feliciano is a partner and member of Tennenbaum Capital Partners, LLC, which manages and is an affiliate of the Series A Shareholders. The Series A Shareholders subsequently entered into a $95 million secured debt financing with the Company, as discussed in Note 5 to the Company’s consolidated financial statements included elsewhere herein.

On April 4, 2006, the Series A Shareholders provided an additional $23.5 million of secured debt financing (the “Tranche C Loans”) to the Company as an add-on to the existing $95.0 million of secured debt financing, and, as additional consideration for such financing, the Company issued the Series A Shareholders warrants to purchase 49 shares of voting common stock and 472 shares of nonvoting common stock, as discussed in Notes 5 and 6 to the Company’s consolidated financial statements included elsewhere herein. Mr. Kennedy gave a limited $10.0 million payment guaranty of the Company’s obligations with respect to the Tranche C Loans.

Effective January 31, 2005, Radnor Investments III, Inc., an indirect wholly-owned subsidiary of the Company, converted its limited partnership interest in Radnor Investment Advisors, L.P., an investment partnership (“RIALP”), into debt. The debt was evidenced by a Promissory Note for $18.9 million which was the maximum amount of the distribution from the partnership that Radnor Investments III, Inc. would have received. The debt owed to Radnor Investments III, Inc. pursuant to the Note was subsequently paid in full. The general partner of RIALP is Radnor Investment Advisors, Inc., an entity controlled by Mr. Kennedy and whose other owners consist of certain stockholders and executives of the Company.

On September 15, 2005, Radnor Investments, L.L.C., an indirect wholly-owned subsidiary of the Company, sold its interests in Maverick Partners, L.P. and Bobcat Partners, L.P., to RIALP for an aggregate purchase price of $4.4 million. The purchase price was determined pursuant to a valuation of the interests completed by an independent third party investment banking firm. As discussed above, RIALP is controlled by Mr. Kennedy.

On April 4, 2006, Mr. Kennedy purchased from the Company 50 shares of Series B Convertible Preferred Stock, $.10 par value per share, pursuant to a Stock Purchase Agreement for an aggregate purchase price of $1.0 million, as discussed in Note 6 to the Company’s consolidated financial statements included elsewhere herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee engaged the Company’s independent registered public accounting firms and has pre-approved all non-audit services. During 2005 and 2004, the Company retained PricewaterhouseCoopers LLP and KPMG LLP to provide services in the following categories and incurred the following fees (in thousands):

	PricewaterhouseCoopers LLP		KPMG LLP
	2005	2004	2005	2004
Audit fees	$648	$—	$161	$176
Audit-related fees	137	—	—	380
Tax fees	—	—	154	314
All other fees	—	—	—	—

	$785	$—	$315	$870

Audit fees are those fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements included in its Annual Report on Form 10-K and the review of the Company’s quarterly consolidated financial statements included in its Quarterly Report on Form 10-Q’s that are customary under auditing standards of the Public Company Accounting Oversight Board (United States), as well as for statutory audits in foreign jurisdictions. Audit-related fees consist primarily of services rendered in connection with employee benefit plan audits, accounting consultations, SEC registration statements on Form S-4 and Form S-1, due diligence assistance and consultation on financial accounting and reporting standards. Tax fees are primarily for preparation of tax returns, assistance with tax audits and appeals, advice on acquisitions and divestitures and technical assistance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1.	The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2.	Financial Statement Schedules - None.

3.	Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Inc. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Radnor Holdings Corporation

3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Radnor Holdings Corporation

4.1	Indenture dated as of March 11, 2003 among Radnor Holdings Corporation, as issuer, and Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as guarantors, and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

*10.1	Amended and Restated Agreement of Sale dated as of January 1, 2005 between Lyondell Chemie Nederland B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended July 1, 2005 filed by Radnor Holdings Corporation)

10.2	Amended Lease between Shawland LLC (as successor in interest to Patricia M. Dunnell) and James River Paper Company, Inc. dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996, regarding Jacksonville, Florida property (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Original S-4)

10.3	Second Amendment to Amended Lease by and between Shawland LLC and WinCup Holdings, Inc. dated November 30, 2004 regarding Jacksonville, Florida property (Incorporated by reference to Exhibit 10.5 filed with the Form 10-K for the year ended December 31, 2004 filed by Radnor Holdings Corporation (the “2004 10-K”))

10.4	Warehouse Lease between Adler Acquisitions LLC (as successor in interest to Etzioni Partners) and James River Corporation dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996, regarding Edison, New Jersey property (Incorporated by reference to Exhibit 10.27 filed with Amendment No. 1 to the Original S-4)

10.5	Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc. dated January 30, 2004 regarding Stone Mountain, Georgia property (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended June 25, 2004 filed by Radnor Holdings Corporation)

10.6	First Amendment to Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc. dated April 26, 2004 regarding Stone Mountain, Georgia property (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended June 25, 2004 filed by Radnor Holdings Corporation)

10.7	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.12 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.8	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.14 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.9	Industrial Real Estate Sublease between National Distribution Agency, Inc. and WinCup Holdings, Inc. dated February 1, 1998 regarding Richmond, California property (Incorporated by reference to Exhibit 10.11 filed with the 2004 10-K)

10.10	First Amendment to Industrial Real Estate Sublease between National Distribution Agency, Inc. and WinCup Holdings, Inc. dated February 8, 2005 regarding Richmond, California property (Incorporated by reference to Exhibit 10.12 filed with the 2004 10-K)

10.11	Industrial Building Lease between CenterPoint Properties Trust (as successor in interest to CenterPoint Properties Corporation) and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.33 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd. and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

10.12	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.15 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.13	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.16 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.14	Radnor Financial Center Office Lease between Radnor Properties – SDC, L.P. and Radnor Holdings Corporation dated August 25, 2004 regarding Radnor, Pennsylvania property (Incorporated by reference to Exhibit 10.15 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., Commission File No. 333-118813 (the “2004 S-4”))

10.15	Lease Agreement dated February 25, 2003 by and between POL (NC) QRS 15-25, Inc. and Polar Plastics (NC) Inc, assigned to WinCup Holdings, Inc. on November 14, 2003, regarding Mooresville, North Carolina property (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 2 to the Form S-1 Registration Statement filed by Radnor Holdings Corporation, Commission File No. 333-110443 (the “Form S-1”))

10.16	First Amendment to Lease Agreement dated November 14, 2003 by and between WinCup Holdings, Inc. and POL (NC) QRS 15-25, Inc. regarding Mooresville, North Carolina property (Incorporated by reference to Exhibit 10.66 filed with Amendment No. 2 to the Form S-1)

10.17	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 regarding Porvoo, Finland property (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.18	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996, regarding Kokemaki, Finland property (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.19	Revolving Credit and Security Agreement, dated December 29, 2005, by and among Radnor Holdings Corporation, StyroChem U.S., Ltd., WinCup Texas, Ltd., and WinCup Holdings, Inc., as Borrowers, the Guarantors party thereto, National City Business Credit, Inc. and various other financial institutions from time to time, as Lenders, National City Business Credit, Inc., as administrative and collateral agent for the Lenders and the Issuer, and National City Bank, as the Issuer

10.20	Term Loan Agreement dated as of June 30, 2005 among StyroChem Finland Oy, StyroChem Europe (The Netherlands) B.V., Guggenheim Corporate Funding, LLC, Midland National Life Insurance Company and North American Company for Life and Health Insurance (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarterly period ending July 1, 2005 filed by Radnor Holdings Corporation)

*10.21	Credit Agreement dated as of December 1, 2005 by and among Radnor Holdings Corporation, as Borrower, each of the Guarantors party thereto, Special Value Expansion Fund, LLC and Special Value Opportunities Fund, LLC, as Lenders, and Tennenbaum Capital Partners, LLC, as agent and collateral agent

10.22	Tranche A Security Agreement dated as of December 1, 2005 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C., as Obligors, and Tennenbaum Capital Partners, LLC, as collateral agent for the Secured Parties (as defined therein)

10.23	Tranche B Security Agreement dated as of December 1, 2005 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.L.C., as Obligors, and Tennenbaum Capital Partners, LLC, as collateral agent for the Secured Parties (as defined therein)

10.24	Intentionally omitted

*10.25	Purchase Agreement dated as of October 27, 2005 among Radnor Holdings Corporation, as Issuer, and Special Value Expansion Fund, LLC and Special Value Opportunities Fund, LLC, as Purchasers, with respect to Series A Preferred Stock with an Aggregate Liquidation Preference of $25 Million and Warrants to Purchase a Common Equity Interest

*10.26	Investor Rights Agreement dated as of October 27, 2005 among Radnor Holdings Corporation, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and certain Management Shareholders party thereto

*10.27	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Voting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Expansion Fund, LLC

*10.28	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Voting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Opportunities Fund, LLC

*10.29	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Nonvoting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Expansion Fund, LLC

*10.30	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Nonvoting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Opportunities Fund, LLC

10.31	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by StyroChem U.S., Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Business Highway 287 North (Peden Road), Fort Worth, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas on December 6, 2005

10.32	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by StyroChem U.S., Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to North Sylvania Avenue, Fort Worth, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas on December 6, 2005

10.33	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 between WinCup Holdings, Inc. and Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to West Chicago, Illinois property, which was recorded by the Recorder of Deeds for DuPage County, Illinois on December 23, 2005

10.34	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Holdings, Inc. in favor of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Shreveport, Louisiana property, which was recorded by the Recorder of Deeds for Caddo Parish, Louisiana on December 6, 2005

10.35	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Holdings, Inc. in favor of Mid-West Title Company, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Higginsville, Missouri property, which was recorded by the Recorder of Deeds for Lafayette County, Missouri on December 7, 2005

10.36	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 between WinCup Holdings, Inc. and Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Metuchen, New Jersey property, which was recorded by the Recorder of Deeds for Middlesex County, New Jersey on December 21, 2005

10.37	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 between WinCup Holdings, Inc. and Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Mt. Sterling, Ohio property, which was recorded by the Recorder of Deeds for Madison County, Ohio on December 9, 2005

10.38	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Texas, Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to El Campo, Texas property, which was recorded by the Recorder of Deeds for Wharton County, Texas on December 7, 2005

10.39	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Texas, Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Saginaw, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas on December 6, 2005

10.40	Loan and Security Agreement dated as of June 24, 2004 by and between Merrill Lynch Capital and WinCup Holdings, Inc., together with form of Insurance Rider, form of Promissory Note, form of Collateral Schedule and Agreement of Guaranty dated June 24, 2004 by Radnor Holdings Corporation in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the 2004 S-4)

10.41	Promissory Note No. 001 dated June 24, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.80 filed with Amendment No. 1 to the 2004 S-4)

10.42	Promissory Note No. 002 dated July 16, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the 2004 S-4)

10.43	Promissory Note No. 003 dated September 7, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.82 filed with Amendment No. 1 to the 2004 S-4)

10.44	Promissory Note No. 004 dated September 10, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.83 filed with Amendment No. 1 to the 2004 S-4)

10.45	Promissory Note No. 005 dated October 8, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.84 filed with Amendment No. 1 to the 2004 S-4)

10.46	Promissory Note No. 006 dated November 12, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.48 filed with the 2004 10-K)

10.47	Promissory Note No. 007 dated November 19, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.49 filed with the 2004 10-K)

+10.48	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit 10.38 filed with the Original S-4)

+10.49	Employment Agreement dated April 5, 1996 between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit 10.66 filed with the Original S-4)

+10.50	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

+10.51	Employment Agreement dated October 27, 2005 by and between Radnor Holdings Corporation and Michael T. Kennedy

+10.52	Summary of 2005 Bonus Plan for Chief Executive Officer (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended April 1, 2005 filed by Radnor Holdings Corporation)

+10.53	Radnor Holdings Corporation 2005 Omnibus Equity Compensation Plan adopted by Radnor Holdings Corporation’s Board of Directors on October 7, 2005 and approved by its stockholders on October 7, 2005

+10.54	Radnor Holdings Corporation 2005 Omnibus Equity Compensation Plan Stock Award dated as of November 22, 2005 by and between Radnor Holdings Corporation and Paul M. Finigan

+10.55	Radnor Holdings Corporation Equity Incentive Plan dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit 10.39 filed with Amendment No. 1 to the Original S-4)

+10.56	Amendment to the Radnor Holdings Corporation Equity Incentive Plan dated April 28, 1992 (Incorporated by reference to Exhibit 10.67 filed with the Form 10-Q for the quarterly period ended June 27, 1997 filed by Radnor Holdings Corporation)

+10.57	Amendment No. 2003-1 to the Radnor Holdings Corporation Equity Incentive Plan dated October 29, 2003 (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the Form S-1)

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application Objecting to Disclosure and Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
+	This exhibit represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: April 13, 2006	By:	/s/ MICHAEL T. KENNEDY
Michael T. Kennedy
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MICHAEL T. KENNEDY Michael T. Kennedy	Chairman of the Board and Chief Executive Officer	April 13, 2006

/s/ R. RADCLIFFE HASTINGS R. Radcliffe Hastings	Executive Vice President - Corporate Development and Director	April 13, 2006

/s/ PAUL D. RIDDER Paul D. Ridder	Vice President and Chief Financial Officer (principal accounting and financial officer)	April 13, 2006

/s/ PAUL M. FINIGAN Paul M. Finigan	Director	April 13, 2006

/s/ JOSÉ E. FELICIANO José E. Feliciano	Director	April 13, 2006

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Radnor Holdings Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Radnor Holdings Corporation and its subsidiaries (the Company) at December 30, 2005, and the results of their operations and their cash flows in the fiscal year ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

April 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Radnor Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Radnor Holdings Corporation and subsidiaries as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the fiscal years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radnor Holdings Corporation and subsidiaries as of December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 in the consolidated financial statements, the Company changed its accounting for equity investments and its accounting for stock-based compensation.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 31, 2005

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2005 and December 31, 2004

(In thousands, except share amounts)

	2005	2004
Assets
Current assets:
Cash	$6,303	$3,393
Accounts receivable, net	49,513	50,048
Inventories, net	63,343	67,526
Prepaid expenses and other	2,942	8,849
Deferred tax asset	699	2,075

Total current assets	122,800	131,891

Property, plant and equipment, at cost:
Land	7,077	7,064
Supplies and spare parts	6,168	6,366
Buildings and improvements	46,631	44,488
Machinery and equipment	287,545	271,908

Property, plant and equipment, gross	347,421	329,826
Less accumulated depreciation	(129,789)	(112,255)

Total property, plant and equipment, net	217,632	217,571

Investments	149	41,676
Intangible assets	7,796	8,364
Deferred tax asset	871	3,949
Other assets	12,206	16,075

Total assets	$361,454	$419,526

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$50,733	$51,228
Accrued expenses and other current liabilities	48,886	34,020
Current portion of long-term debt	10,100	12,635
Current portion of capitalized lease obligations	191	2,315

Total current liabilities	109,910	100,198

Long-term debt, net of current portion	319,786	290,928
Capitalized lease obligations, net of current portion	323	3,726
Deferred tax liability	1,148	—
Other non-current liabilities	4,043	4,191
Minority interest in consolidated subsidiary	—	21,253

Total long-term liabilities	325,300	320,098

Commitments and contingencies (Note 7)	—	—

Preferred stock (par $0.10), authorized 2,000 shares, issued and outstanding 1,250 shares as of Series A convertible—2005	13,648	—

Stockholders’ deficit
Voting common stock (par $0.10), authorized 11,650 shares, issued and outstanding 600 shares—2005 and 2004; Class B Nonvoting common stock (par $0.01), authorized 5,400 shares, issued and outstanding 5,400 shares—2005 and 2004; Nonvoting common stock (par $0.10), authorized 5,650 shares, issued and outstanding 270 shares—2005, 245 shares—2004	1	1
Stock warrants	8,253	—
Additional paid-in capital	22,938	19,387
Accumulated deficit	(121,662)	(27,628)
Cumulative translation adjustment	3,066	7,470

Total stockholders’ deficit	(87,404)	(770)

Total liabilities and stockholders’ deficit	$361,454	$419,526

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended December 30, 2005, December 31, 2004

and December 26, 2003

(In thousands)

	2005	2004	2003
Net sales	$464,644	$442,231	$341,664
Cost of goods sold	437,536	370,277	279,013
Cost of goods sold – other (Note 7)	538	2,070	—

Gross profit	26,570	69,884	62,651

Operating expenses:
Distribution	33,519	28,499	23,335
Selling, general and administrative, inclusive of $1,121 of non-cash compensation in fiscal 2005 (Note 4)	36,187	34,971	32,167
Other expenses (Note 9)	162	838	—

	69,868	64,308	55,502

Income (loss) from operations	(43,298)	5,576	7,149

Loss from early extinguishment of debt, net (Note 5)	7,736	251	1,013
Interest, net (Note 10)	33,633	27,321	21,252
Income from unconsolidated affiliates	(409)	(544)	(3,623)
Other, net	1,559	486	902
Minority interest in operations of consolidated subsidiary	(315)	(3,354)	—

	42,204	24,160	19,544

Loss before income taxes	(85,502)	(18,584)	(12,395)
Provision (benefit) for income taxes	8,532	(6,223)	(2,612)

Net loss	$(94,034)	$(12,361)	$(9,783)

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Fiscal years ended December 30, 2005, December 31, 2004

and December 26, 2003

(In thousands, except share amounts)

	Voting and nonvoting common stock			Additional paid-in capital	Accumulated deficit	Cumulative translation adjustment	Total
	Shares	Amount	Stock Warrants
Balance, December 27, 2002	6,245	$1	$—	$19,387	$(5,484)	$(4,664)	$9,240
Comprehensive Loss:
Net loss	—	—		—	(9,783)	—	(9,783)
Translation adjustment	—	—		—	—	7,551	7,551

Total comprehensive loss							(2,232)

Balance, December 26, 2003	6,245	1	—	19,387	(15,267)	2,887	7,008
Comprehensive loss:
Net loss	—	—	—	—	(12,361)	—	(12,361)
Translation adjustment	—	—	—	—	—	4,583	4,583

Total comprehensive loss							(7,778)

Balance, December 31, 2004	6,245	1	—	19,387	(27,628)	7,470	(770)
Issuance of nonvoting common stock	25	—	—	344	—	—	344
Issuance of stock warrants	—		8,253	—	—	—	8,253
Accretion preference on preferred stock	—		—	(506)	—	—	(506)
Non-cash compensation (Note 4)	—	—	—	1,121	—	—	1,121
Additional contributions from a related party (Note 4)	—	—	—	2,592	—	—	2,592
Comprehensive loss:
Net loss	—	—	—	—	(94,034)	—	(94,034)
Translation adjustment	—	—	—	—	—	(4,404)	(4,404)

Total comprehensive loss							(98,438)

Balance, December 30, 2005	6,270	$1	$8,253	$22,938	$(121,662)	$3,066	$(87,404)

See accompanying notes to consolidated financial statements.

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 30, 2005, December 31, 2004

and December 26, 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(94,034)	$(12,361)	$(9,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,127	21,511	17,946
Deferred income taxes	5,239	(8,234)	(3,163)
Income from unconsolidated affiliates	(409)	(544)	(3,623)
Minority interest in operations of consolidated subsidiary	(315)	(3,354)	—
Non-cash loss from early extinguishment of debt	5,051	251	1,013
Other non-cash charges	1,465	—	—
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable, net	(1,697)	(5,613)	1,852
Inventories	3,100	(14,358)	(7,180)
Prepaid expenses and other	5,249	723	(2,515)
Accounts payable	1,696	8,655	4,650
Accrued expenses and other current liabilities	2,763	1,061	2,393
Other assets, net	2,595	(2,596)	(1,983)

Net cash used in operating activities	(44,170)	(14,859)	(393)

Cash flows from investing activities:
Capital expenditures	(23,856)	(34,536)	(11,405)
Business acquisitions	—	—	(4,502)
Proceeds from note receivable	18,919	—	—
Distributions from unconsolidated affiliates	155	3,207	6,611
Proceeds from sales of equity investments	4,400	—	—
Investments in unconsolidated affiliates	—	(2,091)	(5,930)
Other, net	(214)	(280)	(1,882)

Net cash used in investing activities	$(596)	$(33,700)	$(17,108)

(Continued)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 30, 2005, December 31, 2004

and December 26, 2003 (In thousands)

	2005	2004	2003
Cash flows from financing activities:
Proceeds from borrowings	$170,493	$102,366	$206,163
Repayment of debt	(143,674)	(50,902)	(178,252)
Payments on capitalized lease obligations	(4,790)	(2,321)	(2,152)
Proceeds from issuance of preferred stock and detachable warrants, net	21,395	—	—
Payments of financing fees	(6,991)	(5,107)	(6,092)
Cash overdraft	12,054	247	1,289

Net cash provided by financing activities	48,487	44,283	20,956

Effect of exchange rate changes on cash	(811)	773	(618)

Net increase (decrease) in cash	2,910	(3,503)	2,837
Cash, beginning of period	3,393	6,896	4,059

Cash, end of period	$6,303	$3,393	$6,896

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,034	$23,209	$16,698

Cash paid during the period for income taxes	$4,006	$131	$1,066

Supplemental disclosure of non-cash investing and financing activities:
Conversion of investment to note receivable	$18,919	$—	$—

Accretion preference on preferred stock	$506	$—	$—

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

The Company has a number of large national accounts and supplies products to a number of large foodservice distributors. The five largest accounts represented approximately 23%, 21% and 26% of the Company’s net sales for each of the fiscal years 2005, 2004 and 2003, respectively. Consolidation among distributors in the foodservice industry could result in an increasingly concentrated customer base or the loss of certain customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period that ends on the last Friday of December of each year. The fiscal years ended December 30, 2005 and December 26, 2003 were 52 week periods and the fiscal year ended December 31, 2004 was a 53 week period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Radnor and all of its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Beginning in the fourth quarter of the fiscal year ended December 26, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, and began to consolidate Radnor Investments, L.P. Prior to the adoption of FIN 46, the Company utilized the equity method of accounting for Radnor Investments, L.P. In January 2005, the Company’s interest in Radnor Investments, L.P. was converted into a note receivable as described in Note 4. The equity method of accounting is used when the Company has a 20% to 50% ownership interest in other companies. Certain reclassifications have been made to the prior years’ presentations to conform to the current year’s presentation.

Fair Value Accounting

The Company owned a 20% limited partner investment in Radnor Investments, L.P. (the “Partnership”). The Partnership accounted for its investments in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Audits of Investment Companies and therefore (i) valued its investments, which were generally subject to restrictions on resale and generally had no established market, at fair value, and (ii) did not consolidate the media programming company whose major operation was a basic tier arts and entertainment channel and was the primary investment of the Partnership. The Partnership determined fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Partnership’s valuation policy considered the fact that no ready market existed for substantially all of the entities in which it invested. The Partnership’s valuation policy was intended to provide a consistent basis for determining the fair value of the portfolio. The Partnership would record unrealized depreciation on investments when it believed that an investment had become other than temporarily impaired, including where collection of a loan or when the enterprise value of the company did not currently support the cost of the Partnership’s investments. Conversely, the Partnership would record unrealized appreciation if it believed that the underlying portfolio company had appreciated in value and, therefore, the Partnership’s investment had also appreciated in value. Because of the inherent uncertainty of such valuation, estimated values could have differed significantly from the values that would have been used had a ready market for these investments existed and/or the Partnership liquidated its position and the differences could be material.

The fair value of the Partnership’s primary investment was determined on a discounted cash flow basis. The significant drivers of the fair value determination were the estimated number of subscribers to the channel, the estimated level of advertising shown on the channel, reliance on the contract through which the channel’s content was distributed and the assessed likelihood of renewal of the contract. While the estimates made by the Partnership with respect to these significant drivers taken as a whole remained valid, actual future results could have differed from those estimates. The Partnership’s investments were divested in June 2005 as described in Note 4.

Cash Overdrafts

Cash overdrafts represent outstanding checks on zero balance bank accounts that are funded from a revolving credit facility with another financial institution upon presentation for payment. Cash overdrafts are included in accrued expenses and other current liabilities.

Accounts Receivable, Net

Accounts receivable were net of allowances for doubtful accounts of $215,000 and $207,000 at December 30, 2005 and December 31, 2004, respectively. Bad debt expense was $608,000, ($44,000) and $677,000 for fiscal years 2005, 2004 and 2003, respectively. The related write-offs of accounts receivable were $600,000, $564,000 and $733,000 for those years, respectively.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories at December 30, 2005 and December 31, 2004, consisted of the following (in thousands):

	2005	2004
Raw materials	$20,931	$15,904
Work-in process	3,730	2,444
Finished goods	38,682	49,178

	$63,343	$67,526

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 40 years, while machinery and equipment is 5 to 15 years. Plant and equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. Depreciation expense in 2005, 2004 and 2003 was $21.2 million, $18.0 million and $15.3 million, respectively. Gross assets that are fully depreciated and are still in use totaled $15.1 million as of December 30, 2005.

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

As a result of the adoption of FIN 46, the Company began to consolidate Radnor Investments, L.P. beginning in the fourth quarter of the year ended December 26, 2003. The adoption of this interpretation resulted in an increase to the investment assets on its consolidated balance sheet of $65.3 million with a corresponding minority interest payable of $48.9 million. This transaction did not have a material effect on the Company’s consolidated net income or cash flows. Prior to the adoption of FIN 46, the Company utilized the equity method of accounting. In January 2005, the Company’s interest in Radnor Investments, L.P. was converted into a note receivable as described in Note 4.

Intangible Assets

At December 30, 2005, intangible assets amounted to $7.8 million (net of accumulated amortization of $2.4 million) consisting of customer lists of $5.9 million and a non-competition agreement of $1.9 million (Note 3). At December 31, 2004, intangible assets amounted to $8.4 million (net of accumulated amortization of $1.4 million) consisting of customer lists of $6.1 million and a non-competition agreement of $2.3 million. The customer list is being amortized over ten years, its estimated useful life, while the non-competition agreement is being amortized over seven years, the term of the agreement. There are no expected residual values related to these intangible assets. Amortization expense in 2005, 2004 and 2003 was $1.1 million, $1.2 million and $0.1 million, respectively. Estimated future amortization expense by fiscal year is as follows: 2006 - $1.1 million; 2007 - $1.1 million; 2008 - $1.1 million; 2009 - $1.1 million; 2010 - $1.2 million and $2.2 million thereafter.

Other Assets

Other assets include deferred financing costs of $6.0 million and $6.3 million as of December 30, 2005 and December 31, 2004, respectively, related to the note offerings executed in 2005 and 2003. Such costs are being amortized over the terms of the related notes. Amortization of deferred financing costs of $2.5 million, $1.9 million and $1.0 million was included in interest expense for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. In addition to the deferred financing costs, other assets include various deposits totaling $3.7 million and $4.4 million at December 30, 2005 and December 31, 2004, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 30, 2005 and December 31, 2004, consisted of the following (in thousands):

	2005	2004
Accrued interest	$5,419	$6,336
Cash overdraft	17,766	5,712
Other accrued expenses and current liabilities	25,701	21,972

	$48,886	$34,020

Accounting for Conditional Asset Retirement Obligations

Effective December 30, 2005, the Company adopted the FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. For the Company, this applies primarily to certain lease restoration requirement at various leased facilities. As a result of adopting this accounting pronouncement, the Company recorded a $0.7 million charge to the financial statements in 2005.

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

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. All rebates, discounts and allowances are included in net sales in the consolidated statement of operations. Returns of products by the Company’s customers have historically been insignificant.

Currency Translation

The Company conducts business in a number of foreign countries and as a result is subject to the risk of fluctuations in foreign currency exchange rates and other political and economic risks associated with international business. The Company’s foreign entities report their assets, liabilities and results of operations in the currency in which the entity primarily conducts its business. Foreign assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the period. Adjustments resulting from the translation of the financial statements are reflected as a currency translation adjustment in stockholders’ equity. Currency transaction gains were $0.2 million in 2005 while losses totaled $1.4 million and $1.0 million in 2004 and 2003, respectively.

Research and Development

Research and development costs are charged to expense as incurred and are included in cost of goods sold. These costs represented 0.5%, 0.4% and 0.5% of net sales in 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company has a stock-based compensation plan as described in Note 12. In the third quarter of fiscal 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and accounts for all prospective option grants under the fair value method. No stock or stock options were issued by the Company subsequent to its adoption of SFAS No. 148 during 2003 and 2004. During 2005, a director of the Company was awarded 25 shares of nonvoting common stock for which the Company recorded a $344,000 charge, based on the fair value methodology used to value the Preferred Stock and warrants, as a component of selling, general and administrative expense. During February 2006, restricted stock awards of an aggregate of 45 shares of nonvoting common stock were awarded to certain Company employees as describe in Note 12. The awards vest in thirds on each of the next three anniversaries of the grant date and will not have a material effect on the Company’s financial position or results of operations.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments was determined by the Company using market quotes, if available, or discounted cash flows using market interest rates. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company’s bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The fair value of the $135 million senior notes at December 30, 2005 was $108.0 million, while their carrying value was $135.0 million.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 will be effective for the Company as of December 31, 2005. The Company believes that the adoption of SFAS No. 151 will not have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for fiscal years beginning after December 15, 2005. Therefore, SFAS 123(R) will be effective for the Company as of December 31, 2005. The Company adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, in the third quarter of 2003. Based on the equity options issued as of December 30, 2005, the Company believes that the adoption of SFAS No. 123(R) will not have a material effect on its financial position or results of operations.

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

3. POLAR PLASTICS ACQUISITION

On November 14, 2003, the Company purchased substantially all of the assets of Polar Plastics Inc., a business consisting of a state-of-the-art manufacturing facility, including thermoforming and injection molding machines capable of producing polypropylene and polystyrene products, raw material storage and handling equipment, as well as related production assets and net working capital (the “Acquisition”). The Company assumed the long-term lease for a 342,000 square foot facility in Mooresville, North Carolina that includes manufacturing, warehouse and office space. The machinery and equipment in a smaller manufacturing and warehouse facility in Winston-Salem, North Carolina was also acquired. The Company also acquired the rights to the product lines currently manufactured at these facilities, which include a broad range of plastic cups, stemware, plates, bowls, containers and cutlery. The Acquisition provided the manufacturing capacity to accelerate the development and marketing of new polypropylene foodservice packaging products, particularly disposable cold drink cups.

The Acquisition was recorded using the purchase method of accounting and, accordingly, results of its operations have been included in the Company’s consolidated financial statements since November 14, 2003, the effective date of the Acquisition. The purchase price for the Acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price for the assets was approximately $26.3 million, which included $4.5 million in cash paid at closing, issuance of a six-year note in the amount of $10.0 million bearing interest at 6.0%, the assumption of $9.3 million in other long-term contractual obligations and a $2.5 million holdback based on working capital levels. Polar Plastics and certain of its affiliates and key management also entered into seven-year non-competition agreements that required an additional $3.0 million in payments over five years. The results of the acquired business have been included in the Company’s Packaging segment since the effective date of the Acquisition.

The purchase price of the Acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. The purchase price allocation to each major asset and liability caption of the Acquisition is as follows (in thousands):

Current assets	$10,023
Property, plant and equipment	19,714
Intangible assets	7,537
Current liabilities	(9,804)
Long-term liabilities	(1,192)

Total	$26,278

Pro Forma Operating Results

The following presents unaudited pro forma operating results as if the Acquisition had occurred on December 27, 2002. The pro forma results were prepared from financial information obtained during the due diligence process and have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of December 27, 2002 or the results that may occur in the future (in thousands):

2003
Unaudited
Net sales	$372,015
Net income (loss)	(12,311)

4. INVESTMENTS IN AFFILIATED COMPANIES

The Company held certain investments accounted for under the equity method of accounting which totaled $149,000 and $1,871,000 at December 30, 2005 and December 31, 2004, respectively.

Beginning in the fourth quarter of the fiscal year ended December 26, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities,” and began to consolidate Radnor Investments, L.P. (the “Partnership”), an affiliated investment partnership, in which the Company was the sole limited partner, which subsequently merged with and into Radnor Investment Advisors, L.P. The Partnership accounted for its investments by the fair value method of accounting as described in Note 2. The Partnership’s investments were generally subject to restriction on resale and generally had no established market. The Partnership valued all of its investments at fair value in accordance with the Partnership’s valuation policy as determined in good faith by Radnor Investment Advisors, L.P., the general partner of Radnor Investments, L.P. Radnor Investment Advisors, L.P. is owned by certain executives, stockholders and employees of the Company.

The Partnership’s investments in and advances to affiliates totaled $39.8 million as of December 31, 2004. The Partnership’s largest investment, totaling $39.2 million, related to an interest in Creative Networks International (the Netherlands) B.V., a pay-television programming company whose major operation is a basic tier arts and entertainment channel on the Sky Italia Broadcasting satellite platform in Italy. In addition, the Partnership maintained a $0.6 million investment in SkinHealth, Inc., a Massachusetts-based firm that provides cosmetic, dermatology and skin rejuvenation products and procedures. The Partnership invested $2.0 million and $0.1 million during the fiscal year ended December 31, 2004 in Creative Networks International (the Netherlands) B.V. and SkinHealth, Inc., respectively.

The following is a summary of cost versus fair value for the Partnership’s investment portfolio at December 31, 2004 (in thousands, except share amounts):

Investment	% Ownership	Type of Security	Cost	Fair Value
Creative Networks International (the Netherlands) B.V.	71.44%	Debt Securities	$—	$—
		Common Stock (30 shares)	997	39,227
SkinHealth, Inc.	51.52%	Debt Securities	559	559
		Series A Preferred Stock (33,334 shares)	2,000	—
		Common Stock (79,711 shares)	92	—

			$3,648	$39,786

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

As described in Note 2, the accounts of Radnor Investments, L.P. were consolidated using accounting guidance that required investments to be recorded at fair value and the fair value of investments was determined in good faith by Radnor Investment Advisors, L.P. The difference between the fair value of investments of $39.8 million and the Company’s $18.9 million limited partnership interest represented the minority interest in Radnor Investments, L.P. of $20.9 million included in the Company’s consolidated financial statements at January 31, 2005. The sole minority interest holder in Radnor Investments, L.P. was Radnor Investment Advisors, L.P. As a result of the transaction described above, the Company no longer consolidates Radnor Investments, L.P. and the investments of and minority interest in Radnor Investments, L.P. are no longer reflected in the consolidated financial statements of the Company. On March 11, 2005, $1.5 million of the note receivable was collected. On April 8, 2005, the remainder of the note receivable, including accrued interest in the amount of $0.2 million, was collected in full.

On June 30, 2005, Radnor Investment Advisors, L.P. sold one of its two material investments and approved a distribution totaling $971,000 to certain of its special limited partners, who were also officers and employees of the Company. In addition, two of the Company’s stockholders and senior officers allocated a portion of their interests in Radnor Investment Advisors, L.P. to one of the special limited partners, totaling $150,000, as compensation for her services rendered on behalf of Radnor Investments Advisors, L.P. The total distributions to the special limited partners of $1.1 million were recorded by the Company as non-cash compensation expense and paid-in-capital.

On September 15, 2005, Radnor Investments, LLC, a wholly owned subsidiary of the Company, sold two limited partnership investments accounted for under the equity method to Radnor Investment Advisors, L.P. The purchase price for the investments was approximately $4.4 million and was determined based upon an appraisal performed by an independent valuation firm. The Company no longer has an ownership interest in Radnor Investment Advisors, L.P.; however, Radnor Investment Advisors, L.P. is owned by certain executives and stockholders and employees of the Company, as described above. As this was a transaction between entities under common control, the Company recorded the excess of the proceeds over the carrying value of the investments as a $2.6 million increase to paid-in-capital. The proceeds from the sale were used to pay down the Company’s domestic revolving credit facility.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	2005	2004
Senior Notes bearing interest at 11.0%, interest payable semi- annually, due March 15, 2010.	$135,000	$135,000

Senior Secured Floating Rate Notes bearing interest at three month LIBOR (2.07%) plus 6.75% at December 31, 2004, reset and payable quarterly, due April 15, 2009.	—	70,000

Secured Credit Agreement bearing interest at three month LIBOR (4.44%) plus 7.25% at December 30, 2005, reset and payable quarterly, due September 15, 2009.	95,000	—

	2005	2004
Outstanding balance under the Fourth Amended and Restated Revolving Credit and Security Agreement, bearing interest at the Company’s option at a rate based upon various formulae as defined within the agreement. At December 31, 2004, the interest rate was at U.S. prime (5.25%). The obligations of the Company under the credit agreement were secured by a lien on substantially all of the Company’s U.S. subsidiaries’ inventory, receivables and general intangibles.	$—	$52,065

Outstanding balance under the Revolving Credit and Security Agreement, bearing interest at the Company’s option at a rate based on various formulae as defined within the agreement. At December 30, 2005, the interest rate was at prime (7.25%) plus 0.25%. The obligations of the Company under the credit agreement were secured by a lien on substantially all of the Company’s U.S. subsidiaries’ inventory, receivables and general intangibles.	48,025	—

Promissory note payable with interest at 6.0% payable quarterly commencing on January 1, 2004 and twenty quarterly principal and interest payments commencing on January 1, 2005.	8,000	10,000

Outstanding balance under the Canadian Revolving Credit Facility (borrowing capacity of $5.0 million Canadian including a letter of credit subfacility and a Foreign Exchange Future Contracts subfacility), with Canadian dollar advances bearing interest at Canadian prime (5.00%) plus 0.50% and U.S. dollar advances bearing interest at U.S. Base Rate (6.00%) at December 30, 2005. Loans under the Canadian Revolving Credit Facility are payable on demand and secured by substantially all of the assets of the Company’s Canadian subsidiary.	$2,333	$4,064

Outstanding balances under Canadian term loans, bearing interest at Canadian prime (5.00% at December 30, 2005) plus 1.0%, secured by substantially all assets of the Company’s Canadian subsidiary, payable in monthly or quarterly installments of principal plus interest, over a maximum of five to seven years.	562	523

Outstanding balance under Canadian term loan, bearing interest at 5.65% at December 30, 2005, collateralized by a mortgage agreement, payable in monthly installments of principal and interest commencing January 2000 with final payment due December 2025.	517	514

Notes payable under the Finnish Credit Agreements with a combined borrowing capacity of 5.0 million Euros as of December 30, 2005, bearing interest at the three month EURIBOR (3.30% at December 30, 2005) plus 1.5%. Loans under the Finnish Credit Agreements are secured by a floating charge over the Finnish assets, inventories and accounts.	600	4,061

Outstanding balances under capital expenditure loans bearing interest at various rates between 7.37% and 8.43%, payable in quarterly principal and interest installments, due between July 2009 and September 2010, secured by equipment purchased with the proceeds.	13,511	17,421

	2005	2004
Outstanding balance under a term loan facility, bearing interest at 7.04%. The term loan is payable in monthly principal installments plus interest with final payment due June 2013 and is secured by a mortgage agreement.	$5,105	$5,604

Outstanding balance under a term loan facility, bearing interest at 6.25%. The term loan is payable in monthly principal installments plus interest with final payment due January 2009 and is secured by a mortgage agreement.	3,084	3,173

Outstanding balances under term loan facility, bearing interest at three month EURIBOR (3.30% at December 31, 2005) plus margin of 1.00% payable in quarterly principal installments plus interest with final payment due in March 2006.	—	1,138

Term loan payable bearing interest at the Company’s option based on various formulae as defined in the agreement. As of December 30, 2005, the rate was based upon three-month LIBOR (4.18% at December 30, 2005) plus 6.50%. The term loan is secured by a floating charge over the Finnish inventories, accounts receivable and equipment. The term loan is payable in quarterly installments (currently $500,000) with final payment due in June 2008.	18,149	—

	329,886	303,563
Less current portion	$(10,100)	$(12,635)

	$319,786	$290,928

Senior Notes due 2010

On March 11, 2003, the Company issued $135.0 million of 11.0% Senior Notes due 2010. The proceeds were used to repay the existing $159.5 million Series A and Series B Senior Notes and outstanding borrowings under the then existing revolving credit facilities.

Finnish Term Loan Facility

On July 1, 2005, the Company’s Finnish subsidiary entered into a $20 million term loan facility. The term loan facility bears interest at the Company’s option at either (i) the Eurodollar Rate plus the applicable margin for Eurodollar rate loans or (ii) the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, plus the applicable margin for domestic rate loans. The applicable margin for Eurodollar rate loans ranges from 3.00% to 8.00% and the applicable margin for domestic rate loans range from 0.25% to 5.25% based on certain performance based criteria. The term loan matures on July 1, 2008 and, subject to specified optional and mandatory repayment events, beginning September 30, 2005, is payable in quarterly principal installments of $500,000 in the first twelve months, $575,000 in the second twelve months and $650,000 in the third twelve months, with the remaining principal balance due at maturity. The loan is secured by a second lien on all of the now owned or hereafter acquired property and assets of the Company’s Finnish subsidiary and its subsidiaries, other than its leased real property, and a pledge of all of the shares of stock of the Finnish subsidiary. In addition, the Company guaranteed the Finnish subsidiary’s obligations under the term loan facility up to a maximum of 7.5 million Euros or $9.0 million. The net proceeds from the term loan were used to repay the Company’s European credit facilities and, through the repayment of intercompany loans, outstanding borrowings under the domestic revolving credit facilities.

On March 30, 2006, the Company’s Finnish subsidiary amended the term loan facility to revise certain covenants, including without limitation, the maximum annual capital expenditures limit, the maximum ratio of the consolidated total debt of the Company’s Finnish subsidiary and its subsidiaries to the consolidated EBITDA of the Company’s Finnish subsidiary and its subsidiaries and the minimum fixed charge coverage ratio. The amendment also amended certain reporting requirements, the definition of EBITDA for purposes of the agreement and the applicable margin for Eurodollar and domestic rate loans. As a result of this amendment, the Company is in compliance with all covenants, including financial covenants, under the Company’s Finnish term loan facility.

Secured Debt Financing

On December 1, 2005, the Company completed a secured debt financing pursuant to which the Series A Shareholders provided $95.0 million of secured debt financing (the “Tranche A and B Loans”). On April 4, 2006, the Company entered into an amendment with the Series A Shareholders pursuant to which they provided an additional $23.5 million of secured debt financing (the “Tranche C Loans” and collectively with the Tranche A and B Loans, the “Loans”). The Tranche C Loans were made on substantially the same terms as the Tranche A and B Loans, except with respect to interest, prepayment and certain remedies. The Loans mature on September 15, 2009. The Loans bear interest at a floating rate equal to LIBOR plus 7.25% per year, which will be reset and paid quarterly, except that, with respect only to the Tranche C Loans, commencing April 15, 2007, the rate will increase by .25% on a quarterly basis until October 16, 2008, at which time, the floating rate shall equal LIBOR plus 9.00%.

The Loans are senior secured obligations, ranking equally in right of payment with all of the Company’s existing and future senior debt and ranking senior in right of payment to all of the Company’s future subordinated debt. The Loans are guaranteed by all of the Company’s domestic restricted subsidiaries, which include all of the Company’s domestic operating subsidiaries. The Loans are secured by a first priority lien on collateral that includes substantially all of the Company’s and the guarantors’ machinery and equipment located in the United States and owned real property relating to nine of the Company’s U.S. manufacturing facilities, subject to certain exceptions, and will include certain additional specified equipment acquired in the future. The Company’s President and Chief Executive Officer also gave a limited $10.0 million payment guaranty of the Company’s obligations with respect only to the Tranche C Loans.

The credit agreement governing the Loans (the “Credit Agreement”) includes covenants, which restrict, among other things, the Company’s ability to incur additional debt, enter into sale and leaseback transactions, pay dividends or distributions on or repurchase the Company’s capital stock, issue stock of subsidiaries, make certain investments, create liens on the Company’s assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company or transfer substantially all of the Company’s assets or transfer or sell specified assets, and requires minimum EBITDA of $55.0 million for fiscal 2006 and each fiscal year thereafter. There are a number of specified limitations and exceptions to these covenants.

The Credit Agreement contains customary events of default, including, but not limited to, (i) defaults in the payment of principal, premium or interest, (ii) defaults in the compliance with covenants contained in the Credit Agreement, (iii) cross defaults resulting from final principal payment defaults on or acceleration of more than $7.5 million of other indebtedness, (iv) failure to pay more than $7.5 million of judgments that have not been stayed by appeal or otherwise or (v) the Company’s bankruptcy. With respect only to the Tranche C Loans, so long as the Tranche C Loans are outstanding, the Company’s President and Chief Executive Officer and another management shareholder have agreed that, upon the occurrence of an event of default that results in the acceleration of the Tranche C Loans, they will cause a majority of the members of the Company’s Board of Directors to be designees of the Series A Shareholders until such time as either the acceleration is rescinded or the Company’s obligations with respect to the Tranche C Loans are satisfied.

The Tranche A and B Loans may be prepaid at the option of the Company at 102% of the principal amount thereof, reducing over time to 100%, plus accrued and unpaid interest. The Tranche C loans may be prepaid at the option of the Company at 100% of the principal amount outstanding, plus accrued and unpaid interest. If a change of control occurs, the Company will be required to make an irrevocable offer to prepay the Loans at the greater of the prepayment price then in effect and 101% of the principal amount of the Loans, plus accrued and unpaid interest.

The Company used a portion of the net proceeds of the Tranche A and B Loans to complete the redemption of $70 million principal amount of its Senior Secured Floating Rate Notes due 2009, representing the entire outstanding principal amount of such Notes, on December 1, 2005. The redemption price was 102.00% of the principal amount outstanding, plus accrued but unpaid interest to the redemption date. The Company used the remaining proceeds of the Tranche A and B Loans to: (i) refinance certain other indebtedness, and (ii) for general capital expenditures related to manufacturing operations and working capital. The net proceeds of the Tranche C Loans were used to pay outstanding advances under the Company’s domestic revolving credit facility and to pay accrued interest on the Tranche A and B Loans.

In addition, in order to incur the Tranche C Loans, the Company completed a successful consent solicitation with respect to its 11% Senior Notes due 2010 (the “Notes”), pursuant to which approximately 94% of the Note holders consented to the Company’s incurrence of such indebtedness. As consideration for the consent solicitation, the Company paid the consenting holders of the Notes a fee of $5.00 per $1,000 of principal amount of Notes held by them, and agreed to pay such holders an additional fee of $5.00 per $1,000 of principal amount of Notes held by them on September 15, 2006.

Revolving Credit and Security Agreement

On December 29, 2005, the Company entered into a Revolving Credit and Security Agreement with National City Business Credit, Inc. (“NCBC”), as agent (in such capacity, “Agent”) and lender, Bank of America, N.A., as syndication agent and lender (in its lending capacity, and together with NCBC in its lending capacity, the “Lenders”), and National City Bank, as letter of credit issuer (the “Issuer”), which agreement was amended as of March 31, 2006 (as amended, the “Revolver Agreement”). The Revolver Agreement provides for maximum revolving advances in the principal amount of $85.0 million and matures on June 15, 2009. The initial advances under the Revolver Agreement were used to satisfy and terminate the Company’s obligations under its domestic revolving credit facility with PNC Bank, National Association, as agent, as discussed more fully below. The Revolver Agreement includes the Company and its domestic operating subsidiaries as the borrowers (the “Borrowers”), and is guaranteed by substantially all of the Company’s other domestic subsidiaries (the “Guarantors”, and together with the Borrowers, the “Loan Parties”).

The Revolver Agreement provides for a maximum $10.0 million sub-facility for letters of credit and a swing loan sub-facility in a maximum principal amount of $10.0 million. The Revolver Agreement provides that the borrowing base may not exceed the sum of (a) 85% of the eligible receivables of the Borrowers, plus (b) the lesser of (i) 60% of the Borrowers’ eligible inventory, or (ii) $40 million, less (c) outstanding letters of credit, less (d) outstanding swing loans, less (e) $6.0 million.

Interest on the revolving loans is payable at the domestic rate (equal to the greater of National City Bank’s prime rate or the Fed Funds Rate plus .75%) or LIBOR loan rate plus, in each case, the applicable margin. The applicable margin for LIBOR rate loans will vary from 1.75% to 3.25% per annum and the applicable margin for domestic rate loans will vary from 0.00% to 1.50% per annum based on the Company’s undrawn availability. The applicable margin for domestic rate loans is currently 0.75% and the applicable margin for Libor rate loans is currently 2.50% until the first full calendar month following the Company’s delivery of financial statements for the quarter ending June 30, 2006, which is the first reset date. The Revolver Agreement includes a letter of credit fee payable to the Agent for the benefit of the Lender of 2.50% per annum of the face amount outstanding of all letters of credit, which percentage is subject to adjustment on the first reset date, and a letter of credit fee payable to the Issuer equal to 0.25% per annum of the face amount outstanding of all letters of credit. The letter of credit fee will subsequently be adjusted to between 1.75% and 3.25% based on the Company’s undrawn availability. In addition, the Revolver Agreement provides for an unused facility fee of 0.25% of the maximum revolving advance amount.

The obligations are secured by a first priority lien on collateral that primarily includes substantially all of the Loan Parties’ receivables, inventory, investment property, general intangibles, deposit accounts and rights to payments of money. The Revolver Agreement includes customary affirmative and negative covenants, which restrict, among other things, the Loan Parties’ ability to make acquisitions, merge or consolidate with other companies, dispose of or grant liens on assets, guarantee or incur indebtedness, make investments and loans, pay dividends or distributions on or repurchase the Company’s capital stock, enter into transactions with affiliates, or prepay any indebtedness (excluding refinancing of indebtedness). In addition, the Revolver Agreement limits the capital expenditures of the Company and its subsidiaries in the aggregate for calendar year 2006 and any calendar year thereafter to $17.5 million, and limits operating leases of the Company and its subsidiaries to $11.0 million per year. There are a number of specified limitations and exceptions to these covenants. The Revolver Agreement also includes a fixed charge coverage ratio requirement that will not be applicable until the third fiscal quarter of 2006 and will only be tested if the Borrowers’ undrawn availability falls below $10.0 million or upon the occurrence and continuation of a default. The Revolver Agreement includes an early termination fee.

The Credit Agreement contains customary events of default, including, but not limited to, (i) defaults in the payment of principal, interest, fees or other amounts due under the Revolver Agreement, (ii) defaults in compliance with the covenants contained in the Revolver Agreement, (iii) entry of judgments of a specified material amount against one or more of the Loan Parties, (iv) any Loan Party’s bankruptcy or insolvency or its subsidiary’s bankruptcy, (v) the occurrence of a default with respect to the Company’s other senior indebtedness, (vi) the occurrence of other defaults with respect to certain specified other indebtedness or obligations of the Loan Parties, or (vii) a change of control of the Company.

As of December 30, 2005, the Company was in compliance with all of the covenants under the Revolver Agreement.

On December 30, 2005, in connection with the Company’s entry into the revolving credit facility described above, the Company paid and satisfied in full the obligations under, and terminated, its domestic revolving credit facility with PNC Bank, National Association, as agent and lender and the other lenders party thereto, and paid a fee of approximately 1.67% of the overall facility in connection therewith.

Loss from early extinguishment of debt

As a result of the redemption of the Company’s Senior Secured Floating Rate Notes due 2009 and the termination of its old domestic revolving credit facility, the Company recognized a $7.7 million loss from early extinguishment, including the write-off of $5.0 million of unamortized deferred financing and $2.7 million of fees paid, which is included in loss from early extinguishment of debt, in the consolidated statement of operations for fiscal 2005. In addition, during fiscal 2004 and 2003, the Company wrote-off unamortized deferred financing fees of $0.3 million and $1.0 million, respectively, related to the early extinguishment of debt.

Letters of Credit

The Company issues letters of credit on a regular basis to secure its obligations under its worker’s compensation insurance policies, leases, and raw material and energy contracts. As of December 30, 2005, the Company had $4.5 million in letters of credit outstanding.

Future debt maturities are as follows (in thousands):

2006	$10,100
2007	8,521
2008	20,099
2009	152,021
2010	136,057
2011 and thereafter	3,088

$329,886

6. SERIES A CONVERTIBLE PREFERRED STOCK, SERIES B CONVERTIBLE PREFERRED STOCK AND WARRANTS

The Company is authorized to issue up to 2,000 shares of Series Preferred Stock. In October 2005, the Company issued and sold 1,250 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) with an aggregate liquidation preference of $25.0 million and seven-year detachable warrants to the Series A Shareholders. The warrants, which are fully exercisable upon issuance, provide for the purchase of (A) shares of the Company’s voting common stock, initially equal to 59 shares, and (B) shares of the Company’s nonvoting common stock, initially equal to 559 shares, in each case subject to adjustment pursuant to the terms of the warrants. In connection with the sale, the Company paid aggregate placement agent fees of approximately $1.0 million. After paying fees and expenses incurred in connection with the offering, the Company’s net cash proceeds of $21.4 million were used to reduce borrowings under its domestic revolving credit facility, subsequently repaid on December 30, 2005.

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

Without the consent of the holders of a majority of the Series A Preferred Stock, the Company may not repurchase or redeem certain of its capital stock or take certain specified actions that affect the rights of the holders of the Series A Preferred Stock. In addition, without the consent of the holders of at least 66 2/3% of the outstanding shares of Series A Preferred Stock, the Company may not: (a) increase or decrease the authorized number of shares of Series A Preferred Stock; (b) create any new class or series of Preferred Stock with rights, preferences or privileges that are superior to or on parity with the Series A Preferred Stock, or issue any securities convertible into or exchangeable for securities with rights, preferences or privileges that are superior to or on parity with the Series A Preferred Stock; or (c) amend the provisions in the Certificate of Designations relating to voting rights.

In connection with the sale of the Series A Preferred Stock and the warrants, the Company and two of its controlling stockholders entered into an Investor Rights Agreement pursuant to which the Company granted the holders of the Series A Preferred Stock and the warrants certain demand and piggy-back registration rights.

Under the Investor Rights Agreement, for as long as at least $12.5 million aggregate liquidation preference of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock are entitled to appoint one representative to serve on the Company’s Board of Directors. If the Company does not meet a specified financial performance benchmark in fiscal 2006, the Series A Shareholders have the right to appoint additional Board members such that their designees constitute 40% of the members of the Board until the earlier of such time as (i) the aggregate liquidation preference of the Series A Preferred Stock is less than $12.5 million and (ii) the Company meets the performance benchmark in a subsequent fiscal year.

The Investor Rights Agreement includes certain prohibitions on transactions with affiliates that are comparable to the restrictions in the indenture governing the Company’s outstanding senior notes. For as long as at least $5.0 million aggregate liquidation preference of the Series A Preferred Stock remains outstanding, the Company must obtain the consent of the holders of 50% of the then outstanding Series A Preferred Stock to take certain actions, including the sale of all or substantially all of the assets of the Company or certain mergers or consolidations, unless, in either case, the holders of the Series A Preferred Stock would receive the full amount to which they are entitled upon liquidation of the Company under the Certificate of Designations in cash or cash equivalents. The Company has also granted certain preemptive and tag-along rights to the holders of Series A Preferred Stock, and was granted drag-along rights, under the Investor Rights Agreement.

The value of the Preferred Stock and warrants were calculated using an EBITDA based and discounted cash flow based fair value methodology. The Company used an expected range for the 2006 EBITDA, a comparable industry multiple, and discount factor based on the Company’s weighted average cost of capital. The fair value of the Preferred Stock and warrants were determined to be $13.6 million and $8.3 million, respectively, on October 27, 2005.

As additional consideration for the Tranche C Loans issued by the Series A Shareholders as discussed in Note 5, on April 4, 2006, the Company issued to the Series A Shareholders seven-year detachable warrants (the “New Warrants”) to purchase (A) 49 shares of the Company’s voting common stock, and (B) 472 shares of the Company’s nonvoting common stock. The New Warrants were fully exercisable upon issuance. After March 31, 2010, the holders may put the New Warrants to the Company and the Company will be obligated to purchase the New Warrants for a purchase price equal to their fair market value. The Company, Series A Shareholders and certain management shareholders also amended the Investor Rights Agreement dated October 27, 2005 to provide that the demand and piggy-back registration rights in favor of the Series A Shareholders will also apply to any shares issued pursuant to the New Warrants.

On April 4, 2006, Michael T. Kennedy, the Company’s President and Chief Executive Officer, purchased from the Company 50 shares of Series B Convertible Preferred Stock, $.10 par value per share (the “Series B Preferred Stock”) pursuant to a Stock Purchase Agreement, for an aggregate purchase price of $1.0 million. The Company applied the net cash proceeds of the sale to pay outstanding advances under the Company’s domestic revolving credit facility. The Series B Preferred Stock has an aggregate liquidation preference of $1.0 million and is subordinate to the Series A Preferred Stock. Except with respect to the subordination to the Series A Preferred Stock, the designations, rights and preferences of the Series B Preferred Stock as set forth in the Certificate of Designations of the Series B Preferred Stock, including, without limitation, the conversion, liquidation and redemption features, are substantially the same as the designations, rights and preferences of the Series A Preferred Stock as set forth in the Certificate of Designations of the Series A Preferred Stock.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its manufacturing, warehouse and office facilities and transportation equipment under noncancellable operating and capital lease arrangements with terms of one to 20 years.

The future minimum payments under noncancellable operating leases are as follows (in thousands):

2006	$8,257
2007	7,049
2008	6,199
2009	4,762
2010	21,607
2011 and thereafter	5,404

$53,278

Rental expense for all operating leases was $9.1 million, $9.7 million and $7.3 million for 2005, 2004 and 2003, respectively.

The future minimum payments under capital leases are as follows (in thousands):

2006	$214
2007	123
2008	81
2009	68
2010	77

Total minimum lease payments	563
Less interest (at rates from 3.03% to 7.75%)	49

Present value of net minimum lease payments	514
Less current maturities	191

Capital lease obligations	$323

Litigation

The Company is involved in a number of legal proceedings arising in the ordinary course of business, none of which it believes will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Supply Agreements

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

8. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 11,650 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 5,650 shares of Nonvoting Common Stock and 2,000 shares of Series Preferred Stock. At December 30, 2005, there were issued and outstanding 600 shares of Voting Common Stock, 5,400 shares of Class B Nonvoting Common Stock, 270 shares of Nonvoting Common Stock and 1,250 shares of Series A Convertible Preferred Stock (Note 6). All shares have a par value of $0.10 except for shares of Class B Nonvoting Common Stock, which have a par value of $0.01.

9. OTHER EXPENSES

In 2005 and 2004, the Company wrote-off $0.2 million and $0.8 million in costs, respectively, primarily investment banking fees, relating to the Company’s proposed initial public offering of its common stock.

10. INTEREST EXPENSE

Included in interest expense was $2.5 million, $1.9 million and $1.0 million of amortization of deferred financing costs for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. In addition, interest expense for the year ended December 30, 2005 includes $0.5 million related to the Company’s asset retirement obligations.

11. INCOME TAXES

The components of income (loss) before taxes by source of income are as follows (in thousands):

	2005	2004	2003
United States	$(85,260)	$(20,985)	$(11,385)
Non U.S.	(242)	2,401	(1,010)

	$(85,502)	$(18,584)	$(12,395)

The provision (benefit) for income taxes for each of the three years in the period ended December 30, 2005 is as follows (in thousands):

	2005	2004	2003
Current:
Federal	$(192)	$—	$—
State	252	40	55
Foreign	3,233	1,971	496
Deferred Foreign	(410)	123	34
Deferred State	(1,042)	320	(48)
Deferred Federal	(10,150)	3,439	942
Generation of net operating loss carryforwards	(22,607)	(11,619)	(5,751)
Valuation allowance	39,448	(497)	1,660

	$8,532	$(6,223)	$(2,612)

The components of deferred taxes at December 30, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$72,284	$49,678
Capital loss carry forward	241	146
Vacation pay and compensation accruals	932	613
Bad debt, inventory, and returns and allowances	938	749
Other accruals	1,835	979
Valuation allowance	(46,659)	(8,265)

	29,571	43,900

Deferred tax liabilities:
Accelerated tax depreciation	28,008	30,258
Gain on sale of business	1,088	1,093
Investment in partnership	—	6,417
Other	53	108

	29,149	37,876

Net deferred tax asset	$422	$6,024

The Company has $1.1 million of current taxes payable within accrued liabilities at December 30, 2005.

The provision (benefit) for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income for each of the three years in the period ended December 30, 2005 as a result of the following (in thousands):

	2005	2004	2003
United States federal statutory income tax	$(29,071)	$(6,319)	$(4,214)
State income taxes, net of federal benefit	(2,797)	(795)	(151)
Nondeductible expenses	328	1,324	92
Foreign tax rate differential	405	(76)	25
Other	1,451	140	(24)
Valuation allowance	38,216	(497)	1,660

	$8,532	$(6,223)	$(2,612)

As of December 30, 2005, the Company had approximately $174.1 million of net operating loss carryforwards for federal income tax purposes, which expire through 2025. To the extent that the Company incurs a significant ownership change in the future, the utilization of these losses could be limited. The Company determined that a valuation allowance was required based on these losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Management also considered the reversal of deferred tax liabilities and the impact from tax planning strategies in making the assessment of the realizability of the deferred tax assets. To the extent that the Company has taxable income in the future, these losses would serve to reduce tax expense. The Company also has $212.9 million of net operating loss carryforwards for state income tax purposes, which will expire beginning 2006 through 2025. Additionally, the Company has $3.9 million of net operating loss carryforwards for Finland, which will expire beginning 2011 through 2015. The Company also has $2.5 million of other foreign losses which expire beginning 2006. Some of the foreign losses have an indefinite carryover period.

The Company’s Canadian subsidiary is currently under exam by the Canadian tax authorities for the years 1998 through 2000. During 2004 and 2005, the Company has accrued $2.6 million for potential transfer pricing adjustments that may result from the exam. The Company has made a payment of approximately $2.1 million to the Canadian government to preserve its right to appeal the adjustments.

With the exception of the earnings of one foreign subsidiary, the Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2005 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. The Company has recorded a deferred tax liability for U.S. taxes on approximately $3.1 of unremitted earnings pertaining to a Dutch holding company subsidiary. For the remaining unremitted earnings, a deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 30, 2005 the undistributed earnings of these subsidiaries were approximately $13.0 million.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Due to its U.S. loss position, the Company will not be electing to repatriate earnings under the AJCA. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. The Company will not benefit from this deduction until the date in the future that the Company’s U.S. federal tax losses have been fully absorbed.

12. STOCK OPTION PLAN

On October 7, 2005 (the “Effective Date”), the Company adopted the Radnor Holdings Corporation 2005 Omnibus Equity Compensation Plan (the “2005 Plan”). The 2005 Plan is administered by the Company’s Board of Directors or a committee consisting of members of the Board, which shall be appointed by the Board (the “Committee”). The Committee has the exclusive authority to administer the Plan, including the power to determine eligibility to receive grants, the number of shares of the Company’s common stock subject to the grants, the price and timing of grants and the acceleration or waiver of any vesting, and performance or forfeiture restriction. Grants to the Company’s non-employee directors may only be made by the Company’s Board of Directors. Any of the Company’s employees, non-employee directors, consultants and advisors, as determined by the Committee may be selected to participate in the 2005 Plan. The Company may award these individuals with one or more of the following: incentive stock options and nonqualified stock options, stock units, stock awards, dividend equivalents, and other stock-based awards. Other types of stock-based awards under the 2005 Plan may be based on, measured by or be payable in shares of the Company’s common stock. The Committee will determine the terms and conditions of such awards and such awards may be payable in cash, shares of the Company’s common stock or a combination of the two.

The 2005 Plan will permit the Committee to impose and specify specific performance goals that must be met with respect to grants of stock awards, stock units, dividend equivalents and other stock-based awards that are intended to meet the exception for qualified performance-based compensation under section 162(m) of the Code. Prior to or soon after the beginning of the performance period, the Committee will establish in writing the performance goals that must be met, the applicable performance periods, the amounts to be paid if the performance goals are met and any other conditions. Forfeiture of all or part of any grant will occur if the performance goals are not met, as determined by the Committee.

Subject to certain adjustments described more fully in the 2005 Plan, the aggregate number of shares of common stock of the Company that may be issued under the 2005 Plan is 1,651 shares plus:

as of the first trading day following the effective date of the Company’s initial public offering (defined as the initial registration of common stock under Section 12(g) of the Exchange Act (the “Public Offering”)), there shall be automatically added to the number of authorized shares an additional positive number equal to the lesser of 15% of the shares of common stock sold in the Public Offering or 537 shares, plus as of the first trading day in January each year during the term of the 2005 Plan beginning January, 2006, there shall be automatically added to the number of authorized shares an additional positive number equal to the lesser of 2.5% of the shares of common stock outstanding on the last trading day of the immediately preceding December, or 311 shares.

The prior equity plan, entitled the Radnor Holdings Corporation Equity Incentive Plan, was merged into the 2005 Plan as of the Effective Date. The maximum number of authorized shares includes all grants issued under the prior plan. Outstanding grants under the prior plan will continue in effect according to their terms as of the Effective Date subject to such amendments consistent with the prior plan as the Committee may determine.

If any stock options granted under the 2005 Plan terminate, expire or are canceled, forfeited, exchanged or surrendered without having been exercised or if any stock awards, stock units, dividend equivalents or other stock-based awards are forfeited, the shares subject to such grants will again be available for purposes of the 2005 Plan. In addition, if any shares of the Company’s common stock are surrendered in payment of the exercise price of a stock option, those shares will again be available for grants under the 2005 Plan, and if any grants are paid or settled in cash, and not in shares of the Company’s common stock, any shares of the Company’s common stock subject to such grants will also be available for future grants.

The following summarizes the stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 27, 2002	736	$5,523
Granted	—	—
Exercised	—	—
Canceled	(25)	5,531

Balance at December 26, 2003	711	5,523
Granted	—	—
Exercised	—	—
Canceled	(35)	5,946

Balance at December 31, 2004	676	5,501
Granted	—	—
Exercised	—	—
Canceled	(15)	5,778

Balance at December 30, 2005	661	$5,495

Options for 661, 676 and 711 shares were exercisable at December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

On November 22, 2005, a restricted stock award of 25 shares of nonvoting common stock was awarded to the Company’s outside director pursuant to the 2005 Plan. On February 9, 2006, restricted stock awards of an aggregate of 45 shares of nonvoting common stock were awarded to certain Company employees pursuant to the 2005 Plan. The awards vest in thirds on each of the next three anniversaries of the grant date.

The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense has been recognized to date related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net income would have been reduced. In fiscal 2003, 2004 and 2005, there was no pro forma net income impact as the stock options were fully vested.

As the Company’s stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions: risk-free rate of interest – 6.31%; expected life – 10 years; and no dividends paid.

13. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) savings and profit sharing plan, which covers all employees who have at least 1,000 hours of service during the year. The Company will match employee contributions up to 2.8% of an employee’s annual salary. The Company may also, at the discretion of the board of directors, elect to make a profit sharing contribution. There have been no profit sharing contributions for the three years in the period ended December 30, 2005. Employer matching contributions to the plan amounted to $733,000, $716,000 and $625,000 for 2005, 2004 and 2003, respectively.

The Company has defined benefit pension plans covering eligible employees in certain of the Company’s European subsidiaries. Pension benefits are based on a formula that considers duration of employment, age, and future salary increases. The net accrued pension cost as of December 30, 2005 was $510,000. Pension expense related to these plans was $2,078,000, $1,549,000 and $1,550,000 in 2005, 2004 and 2003, respectively.

14. RELATED PARTY TRANSACTIONS

A former director of the Company is of counsel to the law firm which serves as the Company’s primary legal counsel. During 2005, 2004 and 2003, the Company paid fees of $1.6 million, $1.6 million and $0.7 million, respectively, to this firm.

The Company provided certain management services and rights to a related company. The Company sold its interest in this related company during 2005. For the management services and rights, the Company received fees and royalties and was reimbursed for all expenses advanced on behalf of the entity. During 2005, 2004 and 2003, the Company earned management fees, interest and royalties of $0.2 million, $3.2 million and $0.8 million, respectively. There were no unpaid management fees, interest, royalties and expense advances at December 30, 2005 while the unpaid balance at December 31, 2004 totaled $0.1 million.

In connection with the Company’s sale and issuance of the Series A Preferred Stock and related warrants, the Series A Shareholders appointed José E. Feliciano as the Preferred Stock Designee to serve on the Company’s Board of Directors. Mr. Feliciano is a partner and member of Tennenbaum Capital Partners, LLC, which manages and is an affiliate of the Series A Shareholders. The Series A Shareholders subsequently entered into a $95 million secured debt financing with the Company, as discussed in Note 5.

15. SEGMENT INFORMATION

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

The following tables summarize the Company’s financial information and results of operations by segment and geographic region for fiscal years 2003 through 2005 (in thousands):

Operating:

2005	Packaging	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$276,628	$188,016	$—	$—	$464,644
Transfers between operating segments	265	15,684	—	(15,949)	—
Loss from operations	(32,279)	(491)	(10,528)	—	(43,298)
Total assets	256,234	95,219	10,001	—	361,454
Capital expenditures	20,912	2,044	900	—	23,856
Depreciation expense	13,969	6,299	931	—	21,199

2004	Packaging	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$245,234	$196,997	$—	$—	$442,231
Transfers between operating segments	226	13,011	—	(13,237)	—
Income (loss) from operations	12,847	3,382	(10,653)	—	5,576
Total assets	242,300	114,667	62,559	—	419,526
Capital expenditures	28,577	3,693	2,266	—	34,536
Depreciation expense	11,960	5,816	230	—	18,006

2003	Packaging	Specialty chemicals	Corporate and other	Eliminations	Consolidated
Sales to unaffiliated customers	$196,350	$145,314	$—	$—	$341,664
Transfers between operating segments	77	8,890	—	(8,967)	—
Income (loss) from operations	18,157	(499)	(10,509)	—	7,149
Total assets	210,091	103,680	81,703	—	395,474
Capital expenditures	8,953	2,298	154	—	11,405
Depreciation expense	9,184	5,918	209	—	15,311

Geographic:

2005	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$308,815	$28,357	$127,472	$—	$464,644
Transfers between geographic segments	265	15,684	—	(15,949)	—
Income (loss) from operations	(48,084)	7,424	(2,638)	—	(43,298)
Total assets	290,381	14,821	56,252	—	361,454

2004	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$285,314	$29,692	$127,225	$—	$442,231
Transfers between geographic segments	226	13,011	—	(13,237)	—
Income (loss) from operations	(1,982)	5,231	2,327	—	5,576
Total assets	340,348	16,261	62,917	—	419,526

2003	United States	Canada	Europe	Eliminations	Consolidated
Sales to unaffiliated customers	$226,598	$25,661	$89,405	$—	$341,664
Transfers between geographic segments	77	8,890	—	(8,967)	—
Income (loss) from operations	4,754	2,670	(275)	—	7,149
Total assets	322,055	15,195	58,224	—	395,474

16. SUPPLEMENTAL FINANCIAL INFORMATION

Radnor Holdings Corporation is a holding company that has no operations separate from its investment in subsidiaries. The Company’s $135.0 million of 11.0% Senior Notes due 2010, $118.5 million of Senior Secured Floating Rate Notes due 2009 and domestic revolving credit facility are fully and unconditionally jointly and severally guaranteed by substantially all of the Company’s domestic subsidiaries, all of which are 100% owned by the Company.

As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its obligations. Subject to certain limitations, the Company is, and will continue to be, able to control its receipt of dividends and other payments from its subsidiaries.

There are no direct prohibitions on the ability of the Company or any guarantor to obtain funds from its respective subsidiaries by dividend or by loan, but certain of the Company’s foreign subsidiaries’ credit agreements contain covenants, such as minimum debt to equity and current assets to current liabilities ratios, that indirectly limit the ability of these subsidiaries to transfer funds to the Company. As of December 30, 2005 and December 31, 2004, the net assets of these foreign subsidiaries totaled $27.6 million and $33.7 million, respectively.

The following condensed consolidating financial statements of Radnor Holdings Corporation and subsidiaries have been prepared pursuant to Rule 3-10 Regulation S-X:

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 30, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$5,638	$665	$—	$6,303
Accounts receivable, net	—	30,549	25,029	(6,065)	49,513
Inventories	—	49,610	13,733	—	63,343
Intercompany receivable	—	—	37,866	(37,866)	—
Prepaid expenses and other	—	1,727	1,273	(58)	2,942
Deferred tax asset	—	619	80	—	699

Total current assets	—	88,143	78,646	(43,989)	122,800

Property, plant and equipment, at cost	—	284,686	62,735	—	347,421
Less accumulated depreciation	—	(102,266)	(27,523)	—	(129,789)

Total property, plant and equipment, net	—	182,420	35,212	—	217,632

Intercompany receivable	103,597	—	10,857	(114,454)	—
Investments in subsidiaries	82,191	67,730	—	(149,921)	—
Investments	—	—	149	—	149
Other assets	6,602	13,660	611	—	20,873

Total assets	$192,390	$351,953	$125,475	$(308,364)	$361,454

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$32,042	$18,719	$(28)	$50,733
Accrued liabilities	5,178	36,292	7,592	(176)	48,886
Intercompany payable	30,439	25,790	—	(56,229)	—
Current portion of long-term debt and capital lease obligations	—	5,626	4,665	—	10,291

Total current liabilities	35,617	99,750	30,976	(56,433)	109,910

Long-term debt, net of current portion	230,000	88,783	17,563	(16,560)	319,786
Capitalized lease obligations, net of current portion	—	41	282	—	323
Intercompany payable	3,595	98,554	—	(102,149)	—
Deferred tax liability	—	(119)	1,148	119	1,148
Other non-current liabilities	—	3,454	589	—	4,043

Total long-term liabilities	233,595	190,713	19,582	(118,590)	325,300

Commitments and contingencies	—	—	—	—	—

Preferred stock	13,648	—	—	—	13,648

Stockholders’ equity (deficit):
Voting and nonvoting common Stock	1	4	22	(26)	1
Stock warrants	8,253	—	—	—	8,253
Additional paid-in capital	22,938	120,013	25,211	(145,224)	22,938
Retained earnings (deficit)	(121,662)	(55,631)	43,722	11,909	(121,662)
Cumulative translation adjustment	—	(2,896)	5,962	—	3,066

Total stockholders’ equity (deficit)	(90,470)	61,490	74,917	(133,341)	(87,404)

Total liabilities and stockholders’ equity (deficit)	$192,390	$351,953	$125,475	$(308,364)	$361,454

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Fiscal year ended December 30, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$309,080	$171,513	$(15,949)	$464,644
Cost of goods sold	—	303,342	150,681	(15,949)	438,074

Gross profit	—	5,738	20,832	—	26,570
Operating expenses:
Distribution	—	26,440	7,079	—	33,519
Selling, general and administrative, inclusive of $1,121 of non-cash compensation	1,131	25,342	9,714	—	36,187
Other expenses	162	—	—	—	162

Income (loss) from operations	(1,293)	(46,044)	4,039	—	(43,298)
Loss from early extinguishment of debt	3,476	4,260	—		7,736
Interest, net	8,035	23,422	2,176	—	33,633
Income from unconsolidated affiliates	—	—	(409)	—	(409)
Other, net	—	(292)	1,851	—	1,559
Minority interest in operations of consolidated subsidiary	—	—	(315)	—	(315)

Income (loss) before income taxes	(12,804)	(73,434)	736	—	(85,502)

Provision (benefit) for income taxes:
Current	(192)	23	3,462	—	3,293
Deferred	11,834	(907)	(5,688)	—	5,239

	11,642	(884)	(2,226)	—	8,532

Equity in earnings (loss) of subsidiaries	(69,588)	(2,876)	—	72,464	—

Net income (loss)	$(94,034)	$(75,426)	$2,962	$72,464	$(94,034)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Fiscal year ended December 30, 2005

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,133)	$(37,100)	$(1,558)	$1,621	$(44,170)

Cash flows from investing activities:
Capital expenditures	—	(22,202)	(1,654)	—	(23,856)
Increase (decrease) in other assets	(1,653)	1,443	23,470	—	23,260

Net cash provided by (used in) investing activities	(1,653)	(20,759)	21,816	—	(596)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	25,000	(11,275)	13,094	—	26,819
Net payments on capital lease obligations	—	(5,139)	349	—	(4,790)
Proceeds from the issuance of preferred stock and stock warrants, net	21,395	—	—	—	21,395
Payment of financing fees	(3,144)	(3,087)	(760)	—	(6,991)
Cash overdraft	—	11,692	362	—	12,054
Change in intercompany, net	(34,465)	70,927	(34,841)	(1,621)	—

Net cash provided by (used in) financing activities	8,786	63,118	(21,796)	(1,621)	48,487

Effect of exchange rate changes on cash	—	27	(838)	—	(811)

Net increase (decrease) in cash	—	5,286	(2,376)	—	2,910
Cash, beginning of period	—	352	3,041	—	3,393

Cash, end of period	$—	$5,638	$665	$—	$6,303

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$352	$3,041	$—	$3,393
Accounts receivable, net	—	29,511	25,294	(4,757)	50,048
Inventories	—	54,827	12,699	—	67,526
Intercompany receivable	—	—	19,724	(19,724)	—
Prepaid expenses and other	52	7,255	1,600	(58)	8,849
Deferred tax asset	(25)	2,484	(384)	—	2,075

Total current assets	27	94,429	61,974	(24,539)	131,891

Property, plant and equipment, at cost	—	262,768	67,058	—	329,826
Less accumulated depreciation	—	(85,680)	(26,575)	—	(112,255)

Total property, plant and equipment, net	—	177,088	40,483	—	217,571

Intercompany receivable	58,535	—	—	(58,535)	—
Investments in subsidiaries	148,843	70,694	—	(219,537)	—
Investments	—	—	41,676	—	41,676
Other assets	9,607	18,233	548	—	28,388

Total assets	$217,012	$360,444	$144,681	$(302,611)	$419,526

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$31,315	$20,234	$(321)	$51,228
Accrued liabilities	5,652	21,862	6,682	(176)	34,020
Intercompany payable	23,437	25,577	—	(49,014)	—
Current portion of long-term debt and capital lease obligations	—	9,820	5,130	—	14,950

Total current liabilities	29,089	88,574	32,046	(49,511)	100,198

Long-term debt, net of current portion	205,000	97,318	5,170	(16,560)	290,928
Capitalized lease obligations, net of current portion	—	3,726	—	—	3,726
Intercompany payable	—	26,549	7,133	(33,682)	—
Deferred tax liability	(8,837)	2,247	6,471	119	—
Other non-current liabilities	—	4,184	7	—	4,191
Minority interest in consolidated subsidiary	—	—	21,253	—	21,253

Total long-term liabilities	196,163	134,024	40,034	(50,123)	320,098

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Voting and nonvoting common Stock	1	4	22	(26)	1
Additional paid-in capital	19,387	119,668	22,620	(142,288)	19,387
Retained earnings (deficit)	(27,628)	19,825	40,838	(60,663)	(27,628)
Cumulative translation Adjustment	—	(1,651)	9,121	—	7,470

Total stockholders’ equity (deficit)	(8,240)	137,846	72,601	(202,977)	(770)

Total liabilities and stockholders’ equity (deficit)	$217,012	$360,444	$144,681	$(302,611)	$419,526

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Fiscal year ended December 31, 2004

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$285,540	$169,928	$(13,237)	$442,231
Cost of goods sold	—	239,838	145,746	(13,237)	372,347

Gross profit	—	45,702	24,182	—	69,884
Operating expenses:
Distribution	—	20,725	7,774	—	28,499
Selling, general and administrative	16	25,939	9,016	—	34,971
Other expenses	—	838	—	—	838

Income (loss) from operations	(16)	(1,800)	7,392	—	5,576
Loss from early extinguishment of debt	—	251	—		251
Interest, net	6,904	17,724	2,693	—	27,321
Income from unconsolidated affiliates	—	—	(544)	—	(544)
Other, net	—	(1,178)	1,664	—	486
Minority interest in operations of consolidated subsidiary	—	—	(3,354)	—	(3,354)

Income (loss) before income taxes	(6,920)	(18,597)	6,933	—	(18,584)

Provision (benefit) for income taxes:
Current	—	321	1,690	—	2,011
Deferred	(3,195)	(5,927)	888	—	(8,234)

	(3,195)	(5,606)	2,578	—	(6,223)

Equity in earnings (loss) of subsidiaries	(8,636)	228	—	8,408	—

Net income (loss)	$(12,361)	$(12,763)	$4,355	$8,408	$(12,361)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 31, 2004 (In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,157)	$(17,022)	$8,636	$(2,316)	$(14,859)

Cash flows from investing activities:
Capital expenditures	—	(33,089)	(1,447)	—	(34,536)
Increase (decrease) in other assets	(80)	2,373	1,528	(2,985)	836

Net cash provided by (used in) investing activities	(80)	(30,716)	81	(2,985)	(33,700)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	70,000	(19,627)	1,090	1	51,464
Net payments on capital lease obligations	—	(2,321)	—	—	(2,321)
Payment of financing fees	(3,104)	(2,003)	—	—	(5,107)
Additional paid in capital	—	1,647	—	(1,647)	—
Dividends paid	350	(350)	—	—	—
Cash overdraft	—	247	—	—	247
Change in intercompany, net	(63,009)	67,188	(11,126)	6,947	—

Net cash provided by (used in) financing activities	4,237	44,781	(10,036)	5,301	44,283

Effect of exchange rate changes on cash	—	446	327	—	773

Net decrease in cash	—	(2,511)	(992)	—	(3,503)
Cash, beginning of period	—	2,863	4,033	—	6,896

Cash, end of period	$—	$352	$3,041	$—	$3,393

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Fiscal year ended December 26, 2003

(In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$226,675	$123,956	$(8,967)	$341,664
Cost of goods sold	—	183,238	104,742	(8,967)	279,013

Gross profit	—	43,437	19,214	—	62,651
Operating expenses:
Distribution	—	16,450	6,885	—	23,335
Selling, general and administrative	127	22,065	9,975	—	32,167

Income (loss) from operations	(127)	4,922	2,354	—	7,149
Loss from early extinguishment of debt	—	1,013	—		1,013
Interest, net	6,401	12,619	2,232	—	21,252
Income from unconsolidated affiliates	—	—	(3,623)	—	(3,623)
Other, net	—	(538)	1,440	—	902

Income (loss) before income taxes	(6,528)	(8,172)	2,305	—	(12,395)

Provision (benefit) for income taxes:
Current	—	25	526	—	551
Deferred	(954)	(3,409)	1,200	—	(3,163)

	(954)	(3,384)	1,726	—	(2,612)

Equity in earnings (loss) of subsidiaries	(4,209)	(1,969)	—	6,178	—

Net income (loss)	$(9,783)	$(6,757)	$579	$6,178	$(9,783)

RADNOR HOLDINGS CORPORATION AND SUBSIDIARIES Condensed Consolidating Statement of Cash Flows Fiscal year ended December 26, 2003 (In thousands)

	Holding Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,968)	$(6,573)	$6,291	$1,857	$(393)

Cash flows from investing activities:
Capital expenditures	—	(10,712)	(693)	—	(11,405)
Increase (decrease) in other assets	(3,588)	(6,533)	4,418	—	(5,703)

Net cash provided by (used in) investing activities	(3,588)	(17,245)	3,725	—	(17,108)

Cash flows from financing activities:
Net borrowings on bank financed debt and unsecured notes payable	(24,500)	51,811	600	—	27,911
Net payments on capital lease obligations	—	(2,152)	—	—	(2,152)
Payment of financing fees	(4,870)	(1,222)	—	—	(6,092)
Cash overdraft	—	1,050	239	—	1,289
Change in intercompany, net	34,926	(22,269)	(10,800)	(1,857)	—

Net cash provided by (used in) financing activities	5,556	27,218	(9,961)	(1,857)	20,956

Effect of exchange rate changes on cash	—	(798)	180	—	(618)

Net increase in cash	—	2,602	235	—	2,837
Cash, beginning of period	—	261	3,798	—	4,059

Cash, end of period	$—	$2,863	$4,033	$—	$6,896