Form 10-K/A
period 2005-12-30
RADNOR HOLDINGS CORP
filed 2006-04-19
CIK 1029893

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2005 that was originally filed with the Securities and Exchange Commission on April 13, 2006 (the “Original Filing”) is being filed to amend and restate Item 15 primarily to refile two exhibits filed with the Original Filing that were inadvertently misdated. Both of those exhibits are being filed together with this Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1. The consolidated financial statements of the Company and its subsidiaries are listed in Item 8.

2. Financial Statement Schedules - None.

3. Exhibits:

3.1	Restated Certificate of Incorporation of Radnor Holdings Corporation, as amended (Incorporated by reference to Exhibit No. 3.1 filed with the Form 10-K for the year ended December 25, 1998 filed by Radnor Holdings Corporation)

3.2	Bylaws of Radnor Holdings Corporation (Incorporated by reference to Exhibit 3.2 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation (formerly SP Acquisition Co.), StyroChem U.S., Ltd. (formerly StyroChem U.S., Inc. and StyroChem International, Inc.), StyroChem Canada, Ltd. (formerly StyroChem International, Ltd.) and Radnor Management, Inc., Commission File No. 333-19495 (the “Original S-4”))

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Radnor Holdings Corporation (Incorporated by reference to Exhibit No. 3.3 filed with the Original Filing)

3.4	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Radnor Holdings Corporation (Incorporated by reference to Exhibit No. 3.4 filed with the Original Filing)

4.1	Indenture dated as of March 11, 2003 among Radnor Holdings Corporation, as issuer, and Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., as guarantors, and Wachovia Bank, National Association, as trustee, including form of Notes and Guarantees (Incorporated by reference to Exhibit 4.1 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

**10.1	Amended and Restated Agreement of Sale dated as of January 1, 2005 between Lyondell Chemie Nederland B.V. and StyroChem Finland Oy (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended July 1, 2005 filed by Radnor Holdings Corporation)

10.2	Amended Lease between Shawland LLC (as successor in interest to Patricia M. Dunnell) and James River Paper Company, Inc. dated September 29, 1989, as amended in September, 1994, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996, regarding Jacksonville, Florida property (Incorporated by reference to Exhibit 10.26 filed with Amendment No. 1 to the Original S-4)

10.3	Second Amendment to Amended Lease by and between Shawland LLC and WinCup Holdings, Inc. dated November 30, 2004 regarding Jacksonville, Florida property (Incorporated by reference to Exhibit 10.5 filed with the Form 10-K for the year ended December 31, 2004 filed by Radnor Holdings Corporation (the “2004 10-K”))

10.4	Warehouse Lease between Adler Acquisitions LLC (as successor in interest to Etzioni Partners) and James River Corporation dated February 13, 1992, as amended on April 13, 1992 and on December 9, 1992, assigned to WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) on January 20, 1996, regarding Edison, New Jersey property (Incorporated by reference to Exhibit 10.27 filed with Amendment No. 1 to the Original S-4)

10.5	Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc. dated January 30, 2004 regarding Stone Mountain, Georgia property (Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the quarterly period ended June 25, 2004 filed by Radnor Holdings Corporation)

10.6	First Amendment to Lease between Stone Mountain Industrial Park, Inc. and WinCup Holdings, Inc. dated April 26, 2004 regarding Stone Mountain, Georgia property (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended June 25, 2004 filed by Radnor Holdings Corporation)

10.7	Plant Lease 195 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.12 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.8	Warehouse Lease 205 Tamal Vista Boulevard, Corte Madera, California, between Hunt Brothers Leasing, L.L.C. and WinCup Holdings, Inc. dated February 10, 2003 (Incorporated by reference to Exhibit 10.14 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.9	Industrial Real Estate Sublease between National Distribution Agency, Inc. and WinCup Holdings, Inc. dated February 1, 1998 regarding Richmond, California property (Incorporated by reference to Exhibit 10.11 filed with the 2004 10-K)

10.10	First Amendment to Industrial Real Estate Sublease between National Distribution Agency, Inc. and WinCup Holdings, Inc. dated February 8, 2005 regarding Richmond, California property (Incorporated by reference to Exhibit 10.12 filed with the 2004 10-K)

10.11	Industrial Building Lease between CenterPoint Properties Trust (as successor in interest to CenterPoint Properties Corporation) and WinCup Holdings, Inc. (as successor in interest to WinCup Holdings, L.P.) dated May 1996 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.33 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd. and Radnor Management, Inc., Commission File No. 333-42101 (the “Series B S-4”))

10.12	Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated April 1998 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.15 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.13	Second Amendment to Lease by and between CenterPoint Properties Trust and WinCup Holdings, Inc. dated February 4, 2003 regarding West Chicago, Illinois property (Incorporated by reference to Exhibit 10.16 filed with the Form 10-Q for the quarterly period ended March 28, 2003 filed by Radnor Holdings Corporation)

10.14	Radnor Financial Center Office Lease between Radnor Properties – SDC, L.P. and Radnor Holdings Corporation dated August 25, 2004 regarding Radnor, Pennsylvania property (Incorporated by reference to Exhibit 10.15 filed with the Form S-4 Registration Statement filed by Radnor Holdings Corporation, Radnor Chemical Corporation, Radnor Delaware II, Inc., Radnor Management Delaware, Inc., Radnor Management, Inc., StyroChem Delaware, Inc., StyroChem

Europe Delaware, Inc., StyroChem U.S., Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup Europe Delaware, Inc., WinCup GP, L.L.C., WinCup LP, L.L.C., WinCup Texas, Ltd. and WinCup Holdings, Inc., Commission File No. 333-118813 (the “2004 S-4”))

10.15	Lease Agreement dated February 25, 2003 by and between POL (NC) QRS 15-25, Inc. and Polar Plastics (NC) Inc, assigned to WinCup Holdings, Inc. on November 14, 2003, regarding Mooresville, North Carolina property (Incorporated by reference to Exhibit 10.65 filed with Amendment No. 2 to the Form S-1 Registration Statement filed by Radnor Holdings Corporation, Commission File No. 333-110443 (the “Form S-1”))

10.16	First Amendment to Lease Agreement dated November 14, 2003 by and between WinCup Holdings, Inc. and POL (NC) QRS 15-25, Inc. regarding Mooresville, North Carolina property (Incorporated by reference to Exhibit 10.66 filed with Amendment No. 2 to the Form S-1)

10.17	Land Lease Agreement by and between Neste Oy and StyroChem Finland Oy and Radnor Holdings Corporation dated as of October 15, 1997 regarding Porvoo, Finland property (Incorporated by reference to Exhibit 10.69 filed with the Series B S-4)

10.18	Lease and Cooperation Agreement between Suomen Polystyreeni Tehdas Oy/Finska Polystyren Fabriken Ab and Borough of Kokemaki dated February 27, 1971, as amended by Subcontract dated October 13, 1976, Subcontract II dated February 26, 1981, Subcontract III dated August 13, 1985, Transfer of Lease Agreement between City of Kokemaki and Neste Oy dated December 29, 1987, Lease dated April 15, 1994 and Lease Agreement II dated September 26, 1996, regarding Kokemaki, Finland property (Incorporated by reference to Exhibit 10.75 filed with the Series B S-4)

10.19	Revolving Credit and Security Agreement, dated December 29, 2005, by and among Radnor Holdings Corporation, StyroChem U.S., Ltd., WinCup Texas, Ltd., and WinCup Holdings, Inc., as Borrowers, the Guarantors party thereto, National City Business Credit, Inc. and various other financial institutions from time to time, as Lenders, National City Business Credit, Inc., as administrative and collateral agent for the Lenders and the Issuer, and National City Bank, as the Issuer (Incorporated by reference to Exhibit No. 10.19 filed with the Original Filing)

10.20	Term Loan Agreement dated as of June 30, 2005 among StyroChem Finland Oy, StyroChem Europe (The Netherlands) B.V., Guggenheim Corporate Funding, LLC, Midland National Life Insurance Company and North American Company for Life and Health Insurance (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarterly period ending July 1, 2005 filed by Radnor Holdings Corporation)

*10.21	Credit Agreement dated as of December 1, 2005 by and among Radnor Holdings Corporation, as Borrower, each of the Guarantors party thereto, Special Value Expansion Fund, LLC and Special Value Opportunities Fund, LLC, as Lenders, and Tennenbaum Capital Partners, LLC, as agent and collateral agent (Incorporated by reference to Exhibit No. 10.21 filed with the Original Filing)

10.22	Tranche A Security Agreement dated as of December 1, 2005 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C., and WinCup LP, L.L.C., as Obligors, and Tennenbaum Capital Partners, LLC, as collateral agent for the Secured Parties (as defined therein) (Incorporated by reference to Exhibit No. 10.22 filed with the Original Filing)

10.23	Tranche B Security Agreement dated as of December 1, 2005 among Radnor Holdings Corporation, WinCup Holdings, Inc., Radnor Chemical Corporation, StyroChem U.S., Ltd., Radnor Delaware II, Inc., StyroChem Delaware, Inc., WinCup Texas, Ltd., StyroChem GP, L.L.C., StyroChem LP, L.L.C., WinCup GP, L.L.C. and WinCup LP, L.L.C., as Obligors, and

Tennenbaum Capital Partners, LLC, as collateral agent for the Secured Parties (as defined therein) (Incorporated by reference to Exhibit No. 10.23 filed with the Original Filing)

10.24	Intentionally omitted

*10.25	Purchase Agreement dated as of October 27, 2005 among Radnor Holdings Corporation, as Issuer, and Special Value Expansion Fund, LLC and Special Value Opportunities Fund, LLC, as Purchasers, with respect to Series A Preferred Stock with an Aggregate Liquidation Preference of $25 Million and Warrants to Purchase a Common Equity Interest (Incorporated by reference to Exhibit No. 10.25 filed with the Original Filing)

*10.26	Investor Rights Agreement dated as of October 27, 2005 among Radnor Holdings Corporation, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and certain Management Shareholders party thereto (Incorporated by reference to Exhibit No. 10.26 filed with the Original Filing)

*10.27	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Voting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Expansion Fund, LLC (Incorporated by reference to Exhibit No. 10.27 filed with the Original Filing)

*10.28	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Voting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Opportunities Fund, LLC (Incorporated by reference to Exhibit No. 10.28 filed with the Original Filing)

*10.29	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Nonvoting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Expansion Fund, LLC (Incorporated by reference to Exhibit No. 10.29 filed with the Original Filing)

*10.30	Warrant Agreement dated as of October 27, 2005 to Purchase Shares of Nonvoting Common Stock, par value $.10 per share of Radnor Holdings Corporation issued to Special Value Opportunities Fund, LLC (Incorporated by reference to Exhibit No. 10.30 filed with the Original Filing)

10.31	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by StyroChem U.S., Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Business Highway 287 North (Peden Road), Fort Worth, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas on December 6, 2005 (Incorporated by reference to Exhibit No. 10.31 filed with the Original Filing)

10.32	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by StyroChem U.S., Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to North Sylvania Avenue, Fort Worth, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas on December 6, 2005 (Incorporated by reference to Exhibit No. 10.32 filed with the Original Filing)

10.33	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 between WinCup Holdings, Inc. and Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to West Chicago, Illinois property, which was recorded by the Recorder of Deeds for DuPage County, Illinois on December 23, 2005 (Incorporated by reference to Exhibit No. 10.33 filed with the Original Filing)

10.34	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Holdings, Inc. in favor of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Shreveport, Louisiana property, which was recorded by the Recorder of Deeds for Caddo Parish, Louisiana on December 6, 2005 (Incorporated by reference to Exhibit No. 10.34 filed with the Original Filing)

10.35	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Holdings, Inc. in favor of Mid-West Title Company, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Higginsville, Missouri property, which was recorded by the Recorder of Deeds for Lafayette County, Missouri on December 7, 2005 (Incorporated by reference to Exhibit No. 10.35 filed with the Original Filing)

10.36	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 between WinCup Holdings, Inc. and Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Metuchen, New Jersey property, which was recorded by the Recorder of Deeds for Middlesex County, New Jersey on December 21, 2005 (Incorporated by reference to Exhibit No. 10.36 filed with the Original Filing)

10.37	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 between WinCup Holdings, Inc. and Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Mt. Sterling, Ohio property, which was recorded by the Recorder of Deeds for Madison County, Ohio on December 9, 2005 (Incorporated by reference to Exhibit No. 10.37 filed with the Original Filing)

10.38	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Texas, Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to El Campo, Texas property, which was recorded by the Recorder of Deeds for Wharton County, Texas on December 7, 2005 (Incorporated by reference to Exhibit No. 10.38 filed with the Original Filing)

10.39	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 1, 2005 by WinCup Texas, Ltd. in favor of Commonwealth Land Title of Fort Worth, Inc. for the benefit of Tennenbaum Capital Partners, LLC, in its capacity as collateral agent with respect to Saginaw, Texas property, which was recorded by the Recorder of Deeds for Tarrant County, Texas on December 6, 2005 (Incorporated by reference to Exhibit No. 10.39 filed with the Original Filing)

10.40	Loan and Security Agreement dated as of June 24, 2004 by and between Merrill Lynch Capital and WinCup Holdings, Inc., together with form of Insurance Rider, form of Promissory Note, form of Collateral Schedule and Agreement of Guaranty dated June 24, 2004 by Radnor Holdings Corporation in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.79 filed with Amendment No. 1 to the 2004 S-4)

10.41	Promissory Note No. 001 dated June 24, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.80 filed with Amendment No. 1 to the 2004 S-4)

10.42	Promissory Note No. 002 dated July 16, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the 2004 S-4)

10.43	Promissory Note No. 003 dated September 7, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.82 filed with Amendment No. 1 to the 2004 S-4)

10.44	Promissory Note No. 004 dated September 10, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.83 filed with Amendment No. 1 to the 2004 S-4)

10.45	Promissory Note No. 005 dated October 8, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.84 filed with Amendment No. 1 to the 2004 S-4)

10.46	Promissory Note No. 006 dated November 12, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.48 filed with the 2004 10-K)

10.47	Promissory Note No. 007 dated November 19, 2004 by WinCup Holdings, Inc. in favor of Merrill Lynch Capital (Incorporated by reference to Exhibit 10.49 filed with the 2004 10-K)

+10.48	Executive Employment Agreement by and between Radnor Holdings Corporation and Richard Hunsinger dated May 1, 1993, as amended in October, 1995 (Incorporated by reference to Exhibit 10.38 filed with the Original S-4)

+10.49	Employment Agreement dated April 5, 1996 between WinCup Holdings, Inc. and R. Radcliffe Hastings (Incorporated by reference to Exhibit 10.66 filed with the Original S-4)

+10.50	Employment Agreement dated February 21, 1997 between Radnor Holdings Corporation and Caroline J. Williamson (Incorporated by reference to Exhibit 10.81 filed with Amendment No. 1 to the Series B S-4)

+10.51	Employment Agreement dated October 27, 2005 by and between Radnor Holdings Corporation and Michael T. Kennedy (Incorporated by reference to Exhibit No. 10.51 filed with the Original Filing)

+10.52	Summary of 2005 Bonus Plan for Chief Executive Officer (Incorporated by reference to Exhibit 10.2 filed with the Form 10-Q for the quarterly period ended April 1, 2005 filed by Radnor Holdings Corporation)

+10.53	Radnor Holdings Corporation 2005 Omnibus Equity Compensation Plan adopted by Radnor Holdings Corporation’s Board of Directors on October 7, 2005 and approved by its stockholders on October 7, 2005 (Incorporated by reference to Exhibit No. 10.53 filed with the Original Filing)

+10.54	Radnor Holdings Corporation 2005 Omnibus Equity Compensation Plan Stock Award dated as of November 22, 2005 by and between Radnor Holdings Corporation and Paul M. Finigan (Incorporated by reference to Exhibit No. 10.54 filed with the Original Filing)

+10.55	Radnor Holdings Corporation Equity Incentive Plan dated April 24, 1992, as amended on November 1, 1993 (Incorporated by reference to Exhibit 10.39 filed with Amendment No. 1 to the Original S-4)

+10.56	Amendment to the Radnor Holdings Corporation Equity Incentive Plan dated April 28, 1992 (Incorporated by reference to Exhibit 10.67 filed with the Form 10-Q for the quarterly period ended June 27, 1997 filed by Radnor Holdings Corporation)

+10.57	Amendment No. 2003-1 to the Radnor Holdings Corporation Equity Incentive Plan dated October 29, 2003 (Incorporated by reference to Exhibit 10.60 filed with Amendment No. 1 to the Form S-1)

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit No. 21.1 filed with the Original Filing)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit No. 31.1 filed with the Original Filing)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit No. 31.2 filed with the Original Filing)

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this Exhibit have been deleted pursuant to the Company’s Application Objecting to Disclosure and Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	Portions of this Exhibit have been deleted pursuant to a grant of confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

+	This exhibit represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNOR HOLDINGS CORPORATION

Date: April 18, 2006	By:	/s/ Michael T. Kennedy
Michael T. Kennedy
Chairman of the Board and Chief Executive Officer